Form 10-Q
period 2005-09-24
Harry & David Holdings, Inc.
filed 2005-11-30
CIK 1334127

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-128870

Harry & David Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-0625677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2500 South Pacific Highway, Medford, OR	97501
(Address of Principal Executive Offices)	(Zip Code)

541-864-2362

(Registrant’s telephone number including area code)

None

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 1, 2005
Common stock $0.01 par value	1,014,888

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share Data)

(Unaudited)

	September 25, 2004	June 25, 2005 Audited	September 24, 2005
Assets

Current assets:
Cash and cash equivalents	$12,874	$24,854	$13,708
Trade accounts receivable, net	5,959	8,434	6,780
Other receivables	6,329	2,025	3,142
Inventories	99,543	68,660	117,154
Prepaid catalog expenses	10,077	3,811	10,907
Income taxes receivable	7,421	247	399
Deferred income taxes	19,844	—	—
Other current assets	13,963	6,220	13,867

Total current assets	176,010	114,251	165,957

Property, plant, and equipment, net	163,065	165,006	164,360
Software, net	11,671	11,705	11,555
Intangibles, net	36,765	35,084	34,593
Deferred financing costs, net	7,435	14,269	13,686
Deferred income taxes	—	5,869	4,599
Other assets	986	628	577

Total assets	$395,932	$346,812	$395,327

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$29,310	$18,759	$44,627
Accrued payroll and benefits	14,761	15,943	16,054
Deferred revenue	8,114	15,002	7,991
Deferred income taxes	—	24,127	9,142
Accrued interest	3,947	5,940	2,030
Accrued restructuring costs	7,867	2,224	1,359
Other accrued liabilities	4,655	6,996	8,198
Revolving credit facility	50,000	—	63,000
Notes payable	13,900	268	125

Total current liabilities	132,554	89,259	152,526

Long-term debt	147,495	245,000	245,000
Accrued pension liability	28,611	30,982	31,929
Deferred income taxes	24,925	—	—
Other long-term liabilities	428	1,798	2,022

Total liabilities	334,013	367,039	431,477

Commitments and Contingencies	—	—	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,000,000; 1,000,000 and 1,014,888 shares at September 25, 2004, June 25, 2005 and September 24, 2005, respectively	10	10	10
Additional paid-in capital	83,992	1,864	3,207
Accumulated deficit	(22,083)	(22,101)	(39,367)

Total stockholders’ equity (deficit)	61,919	(20,227)	(36,150)

Total liabilities and stockholders’ equity (deficit)	$395,932	$346,812	$395,327

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirteen Weeks Ended September 25, 2004	Thirteen Weeks Ended September 24, 2005
Net Sales	$53,710	$57,723
Costs and expenses:
Cost of goods sold	38,189	42,756
Selling, general and administrative	37,040	39,786

	75,229	82,542

Operating loss	(21,519)	(24,819)
Other (income) expense:
Interest income	(8)	(102)
Interest expense	4,966	6,453

	4,958	6,351

Loss before income taxes	(26,477)	(31,170)
Benefit for income taxes	(5,771)	(13,904)

Net loss	$(20,706)	$(17,266)

Net loss per share:
Basic and diluted	$(20.71)	$(17.11)

Weighted-average shares used in per share calculations:
Basic and diluted	1,000,000	1,009,454

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Thirteen Weeks Ended September 25, 2004	Thirteen Weeks Ended September 24, 2005
Operating activities
Net loss	$(20,706)	$(17,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,669	3,824
Amortization	1,267	1,352
Stock option compensation expense	—	113
Amortization of deferred financing costs	786	583
Loss on disposal of property, plant, equipment, and software	58	75
Deferred income taxes	7,479	(13,715)
Changes in operating assets and liabilities:
Accounts receivable	4,309	537
Inventories	(34,961)	(48,494)
Prepaid advertising and other assets	(22,387)	(14,741)
Accounts payable and accrued liabilities	8,910	23,580
Deferred revenue	(6,246)	(7,011)

Net cash used in operating activities	(58,822)	(71,163)

Investing activities
Acquisition of property, plant, equipment, and software	(1,938)	(4,078)
Proceeds from the sale of property, plant, and equipment	5	8

Net cash used in investing activities	(1,933)	(4,070)

Financing activities
Borrowings of revolving debt	50,000	63,000
Payments of notes payable	—	(143)
Proceeds from exercise of stock options	—	1,230

Net cash provided by financing activities	50,000	64,087

Decrease in cash and cash equivalents	(10,755)	(11,146)
Cash and cash equivalents, beginning of period	23,629	24,854

Cash and cash equivalents, end of period	$12,874	$13,708

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Thirteen Weeks Ended September 24, 2005

(Dollars in Thousands)

(Unaudited)

1. BUSINESS

Harry & David Holdings, Inc. (the Company, we, us and our) is a vertically integrated multichannel specialty retailer and producer of branded premium gift-quality fruit gourmet food products and gifts marketed under the Harry and David® brand, and premium rose plants, horticultural products, and home and garden décor marketed under the Jackson & Perkins® brand. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business and consumer telemarketing, Harry and David stores and wholesale distribution to other retailers.

On August 1, 2005, the Company’s Board of Directors approved the filing of a registration statement with the Securities and Exchange Commission, (SEC), for an initial public offering of the Company’s common stock (the “Offering”). If the offering is consummated, all related costs will be offset against the proceeds in equity. If not consummated, the costs will be charged to expense in the period the Offering is terminated. At September 24, 2005, the Company has deferred $1,567 of costs related to the Offering, which are included in Other current assets in the Company’s Condensed Consolidated Balance Sheet.

2. BASIS OF PRESENTATION

These financial statements include the Company and its wholly owned subsidiaries. The Condensed Consolidated Balance Sheets as of September 25, 2004 and September 24, 2005, the Condensed Consolidated Statements of Operations for the thirteen-week period ended September 25, 2004 and September 24, 2005, and the Condensed Consolidated Statements of Cash Flows for the thirteen-week period ended September 25, 2004 and September 24, 2005 have been prepared from our unaudited condensed consolidated financial statements. In management’s opinion, the condensed consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week periods then ended. Significant inter-company balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 25, 2005 presented herein has been derived from our audited balance sheet not included herein.

On August 30, 2005, the Board of Directors approved the change in the Company’s fiscal year end from the last Saturday in March to the last Saturday in June, based on a 52/53-week year, effective June 2005. The Company’s fiscal years ended 2004 and 2005 ended on June 26, 2004 (52 weeks) and June 25, 2005 (52 weeks), respectively.

The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the fiscal year. In the first quarter of each fiscal year, the Company typically realizes its lowest sales of the fiscal year as there are no significant holidays that drive the gift-giving component of Harry & David sales. It is also the period where the Company is incurring significant inventory costs and labor expenses in anticipation of the increased sales in the second quarter of the year, which are typically the highest of the fiscal year. As a result, the Company relies heavily on its revolving credit facility to finance working capital as operating cash flow is negative.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Quarterly Report. For further information, refer to the consolidated financial statements and the notes thereto for the year ended June 25, 2005, not included herein.

3. NEW ACCOUNTING PRONOUNCEMENTS

Amortization Period for Leasehold Improvements: On June 29, 2005, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) No. 05-06, Determining the Amortization Period for Leasehold Improvements. EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

3. NEW ACCOUNTING PRONOUNCEMENTS (continued)

provisions of EITF No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of EITF No. 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

Exchanges of Nonmonetary Assets: On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Inventory Costs: In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred on or after June 15, 2005. The Company adopted SFAS No. 151 during the thirteen-week period ended September 24, 2005 and the Company is in compliance with the requirements of this statement. The adoption had no material impact on our consolidated financial position or results of operations.

American Jobs Creation Act: In October 2004, the American Jobs Creation Act, or the Jobs Act, was signed into law. The Jobs Act provides a special deduction with respect to the income of certain U.S. manufacturing activities and a one-time 85% deduction of dividends received for certain foreign earnings that are repatriated, as defined in the Jobs Act. We are currently evaluating the impact of the manufacturing deduction, which may impact our consolidated financial statements as early as the fiscal year beginning June 26, 2005. In December 2004, the FASB issued FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which allows a company additional time to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. We do not have foreign operations, and as such do not expect that this aspect of the Jobs Act will have a significant impact on our consolidated financial statements.

4. INVENTORIES

Inventories consist of the following:

	September 25, 2004	September 24, 2005
Finished goods	$34,113	$43,678
Materials, packaging supplies, and work-in process	20,920	22,469
Growing crops	44,510	51,007

Total	$99,543	$117,154

5. INCOME TAXES

At the end of each interim financial reporting period, the Company determines an estimate of the effective income tax rate expected to be applicable for the fiscal year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The effective tax rate for fiscal 2006 is estimated to be 46.9%, and the rate for fiscal 2005 was 27.15%. The provision for income taxes for the first quarter of fiscal 2006 was a benefit of $13,904, reflecting an effective tax rate of 44.6%, as compared to a benefit of $5,771 in the first quarter of fiscal 2005, reflecting an effective tax rate of 21.8%. The rates for the current fiscal year and interim period differ from the similar periods in fiscal 2005 principally as a result of net operating losses at the state level for which more tax benefit is recorded. In addition, the rate change is impacted by a $390 favorable adjustment in the first quarter of fiscal 2005 associated with the benefit of net operating losses carried back to a pre-acquisition period.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

6. ACCRUED RESTRUCTURING COSTS

On June 17, 2004, the Company purchased all of the outstanding shares of common stock of Harry & David Operations Corp. from Yamanouchi Consumer Inc. (the “Acquisition”). In accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability for restructuring costs associated with the Acquisition. The restructuring liability consisted of $7,304 in estimated costs to implement management’s plan for a reduction in force that began in August 2004. Additionally, the restructuring liability consisted of $3,173 in estimated costs to implement management’s plan to close 19 underperforming Harry and David retail stores. As of September 24, 2005, the Company has closed 14 of these stores. Of the $3,173, approximately $300 is for severance costs related to terminated store management personnel and corporate positions directly associated with the store division. These stores were identified for closure by the new ownership team based on historical and pro forma operating results. Management anticipates that all of the planned restructuring activities will be substantially completed as soon as reasonably possible. The following table summarizes the Company’s accrued restructuring costs

		Thirteen Weeks Ended September 25, 2004			Thirteen Weeks Ended September 24, 2005
	June 17, 2004	Cash Payments	September 25, 2004	June 25, 2005	Cash Payments	September 24, 2005	Total Cash Payments to Date	Total Expected Costs
Reduction in force	$7,304	$(2,610)	$4,694	$869	$(761)	$108	$7,196	$7,304
Store closures	2,873	—	2,873	1,205	(104)	1,101	1,772	2,873
Store closure severance	300	—	300	150	—	150	150	300

Total	$10,477	$(2,610)	$7,867	$2,224	$(865)	$1,359	$9,118	$10,477

The severance paid to employees as part of the restructuring was substantially complete as of September 24, 2005, and the remaining planned store closings will be completed as soon as reasonably possible. The remaining store closure reserve is primarily for anticipated lease termination fees.

7. BORROWING ARRANGEMENTS

Revolving Credit Facilities

On June 17, 2004, the Company entered into a revolving credit agreement with a bank that provides for $150,000 of revolving credit secured by the assets of the Company. In conjunction with a refinancing, this agreement was amended to reduce the revolving credit to $125,000. At September 25, 2004, June 25, 2005, and September 24, 2005 there were $50,000, $0 and $63,000 in outstanding borrowings, respectively. The interest rate on this facility is variable, and as of September 25, 2004 and September 24, 2005, was set at LIBOR plus 3.0% and 2.25%, respectively. This agreement contains certain restrictive loan covenants, including financial covenants requiring the Company to maintain a maximum leverage ratio, minimum interest coverage ratio, minimum fixed charge coverage ratio, minimum liquidity, and maximum capital expenditures. During the first three quarters of calendar 2005, the Company was in default with respect to certain covenants under its revolving credit facility. Specifically, in connection with its notes offering in February 2005, the Company paid a return of capital to Wasserstein Partners, LP and Highfields Capital Ltd. (Wasserstein and Highfields), the Company’s stockholders of record at the time, in the amount of $82,630, although the Company was only permitted to make a payment in the amount of $82,000 under the terms of the revolving credit agreement. Additionally, on June 13, 2005 the Company assigned its right to receive the payment from YCI relating to a percentage of certain net operating losses of Harry & David Operations Corp. and its subsidiaries to the Company’s stockholders of record as of that date, Wasserstein and Highfields (which was paid on September 16, 2005 to Wasserstein and Highfields and the other stockholders of record as of such date). This assignment constituted a violation of the covenant restricting asset sales, resulting in a default under the revolving credit agreement. Further, on July 29, 2005, Bear Creek Holdings Inc. changed its name to Harry & David Holdings, Inc. but failed to notify the lenders of this change as required under the revolving credit agreement. As a result of the overpayment, assignment and name change, the Company was in default under its revolving credit agreement but has since received waivers from the lenders for the excess payment, assignment and name change, and was in compliance with all covenants at September 24, 2005.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

7. BORROWING ARRANGEMENTS (continued)

Notes Payable

On June 17, 2004, the Company entered into an unsecured note agreement with a financial institution in the amount of $13,900. The interest rate on the facility was variable and set at LIBOR plus 1.5% with interest payments every three months. At September 25, 2004, $13,900 remained outstanding. This note was repaid in full on February 25, 2005.

Notes payable at June 25, 2005, consisted of $268 for short-term financing of software for the Company, of which $125 remained outstanding at September 24, 2005. The remaining balance of the note is due in full in December 2005.

Long-Term Debt

In February 2005, the Company issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013. The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 8.33% and 8.87% at June 25, 2005 and September 24, 2005, respectively. The $175,000 of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9%, with semiannual interest payments commencing on September 1, 2005. These notes represent the senior unsecured obligations of Harry & David Operations Corp., a wholly owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc and all of the Company’s current and future domestic subsidiaries. The indenture governing the notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all covenants at September 24, 2005.

8. STOCK OPTION PLAN

In February 2005, the Company adopted a Non-Qualified Stock Option Plan (Plan). The Company accounts for stock-based compensation using the fair-value method under SFAS 123(R). The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted is derived from the time between initial grant and date of final vesting, as is a customary assumption for stock options in private equity-controlled companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Thirteen Weeks Ended September 24, 2005
Expected volatility	44.97%
Expected dividends	$0
Expected term (in years)	4.3 years
Risk-free rate	4.12%

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

8. STOCK OPTION PLAN (continued)

A summary of option activity under the Plan for the thirteen weeks ended September 24, 2005 is presented below:

Options	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at June 25, 2005	83,581	$82.60	9.0 years
Granted	—	—	—
Exercised	(14,888)	82.60	—
Forfeited or expired	(55)	82.60	—

Outstanding at September 24, 2005	68,638	$82.60	8.75 years

Of the 68,638 options outstanding at September 24, 2005, 1,817 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 8.75 years. The total value of all options outstanding at September 24, 2005 was $2,062.

A summary of the status of the Company’s nonvested option shares as of September 24, 2005, and changes during the thirteen weeks ended September 24, 2005, is presented below:

Nonvested Option Shares	Option Shares	Weighted- Average Grant-Date Fair Value of Options
Outstanding at June 25, 2005	66,865	$30.04
Granted options	—	—
Vested	—	—
Forfeited	(44)	30.04

Outstanding at September 24, 2005	66,821	$30.04

For the thirteen weeks ended September 24, 2005, the Company recognized $113 of stock compensation expense. The total income tax benefit recognized was $45. As of September 24, 2005, there remains a total of $1,896, of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.75 years. An assumption of a ten percent forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

9. BENEFIT PROGRAMS

The following represents the components of net periodic pension and postretirement costs in accordance with revised SFAS No. 132, Employers’ Disclosure About Pensions and Other Postretirement Benefits. The components of net periodic benefits for the Company’s qualified benefit and excess benefit plans are as follows:

	Thirteen Weeks Ended September 25, 2004	Thirteen Weeks Ended September 24, 2005
Service cost	$898	$1,132
Interest cost	972	938
Expected return on plan assets	(854)	(762)
Amortization of prior service cost	—	2
Settlement gain	—	(13)

Net periodic benefit expense	$1,016	$1,297

During the first quarter of fiscal 2006, the Company made a $350 contribution to its defined benefit plans.

10. EARNINGS PER SHARE

Earnings per share are computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the periods, as follows (in thousands, except share and per share data):

	Thirteen Weeks Ended September 25, 2004	Thirteen Weeks Ended September 24, 2005
Net loss	$(20,706)	$(17,266)

Weighted average common shares outstanding	1,000,000	1,009,454

Basic and diluted loss per share	$(20.71)	$(17.11)

Options to purchase 0 and 74,126 shares of common stock, respectively, for the thirteen weeks ended September 25, 2004 and September 24, 2005 were not included in the per share computation because the Company reported a net loss for this period and accordingly, including such options would be anti-dilutive.

11. INTANGIBLES

Intangible assets primarily consisted of trade names, trademarks, customer mailing lists and favorable lease agreements. The trade names and trademarks have indefinite lives. The customer mailing lists and favorable lease agreements are being amortized using the straight-line method over their estimated useful lives. The aggregate amortization expense was $685 and $2,951 for the thirteen weeks ended September 25, 2004 and September 24, 2005, respectively, included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

11. INTANGIBLES (continued)

The following is a summary of intangible assets subject to amortization:

	September 25, 2004			September 24, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Harry and David customer and rental lists	$6,805	$(579)	$6,226	$6,805	$(2,464)	$4,341
Favorable lease agreements	1,877	(106)	1,771	1,971	(487)	1,484

	$8,682	$(685)	$7,997	$8,776	$(2,951)	$5,825

The increase of $94 in the gross carrying amount of the favorable lease agreements, as of September 24, 2005, is due to the closure of a store with a lease greater than the fair value at the time of the acquisition. The customer mailing and rental lists have estimated useful lives ranging from one to four years. The favorable lease agreements have estimated useful lives which equal the remaining lives of the underlying leases ranging from three to ten years.

Amortization expense for fiscal 2006 is projected to be $2,212. The estimated amortization expense for each of the next five years is as follows:

Fiscal year 2007	$1,935
Fiscal year 2008	1,725
Fiscal year 2009	244
Fiscal year 2010	171
Fiscal year 2011	126

In connection with the issuance of debt, the Company incurred debt issuance costs which have been deferred. These costs are being amortized to interest expense using the effective-interest method over the terms of the related debt instruments.

12. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various lawsuits that arise in the normal course of business. Management believes that the Company is adequately covered by insurance and that the ultimate liability, if any, resulting from such claims would not have a materially adverse effect on the Company’s results of operations or financial position.

The Company’s food and horticultural products are subject to regulation and inspection by various governmental agencies, and involve the risk of injury to consumers. During the first quarter of fiscal 2006, the Company was required to recall a few products. The Company maintains product liability insurance in an amount which it believes is adequate to cover the costs associated with these recalls.

The Company leases certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging from 3 to 20 years. Certain leases contain purchase options and renewal options. In addition to minimum rental payments, certain of the Company’s retail store leases require the Company to make contingent rental payments, which are based upon certain factors, such as sales volume and property taxes. Such contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

12. COMMITMENTS AND CONTINGENCIES (continued)

Total rental expense for all operating leases was as follows:

	Thirteen Weeks Ended September 25, 2004	Thirteen Weeks Ended September 24, 2005
Minimum rent expense	$6,055	$5,177
Contingent rent expense	40	44

Total rent expense	$6,095	$5,221

In connection with the Acquisition, the Company entered into an agreement with its shareholders Wasserstein and Highfields for financial management, consulting, and advisory services. Fees related to these services will total approximately $1,000 annually. To the extent the management fees are not paid in any year, they will be accrued. Upon completion of the Company’s proposed initial public offering, the management agreement will terminate and Wasserstein and Highfields will be paid a termination fee from a portion of the net proceeds of the proposed initial public offering. The termination fee will not exceed $10,000 based on the expected present value of the fees Wasserstein and Highfields would have received over the life of the management agreement. During the thirteen weeks ended September 25, 2004 and September 24, 2005, the Company paid $300 and $250, respectively, in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general, and administrative expenses.

Some of the agricultural lands owned by the Company receive water supply by facilities improved by or owned and operated by the United States government acting through the BOR (Bureau of Reclamation). Generally, the Reclamation Reform Act, or RRA, governs a landholder’s entitlement to receive water from federal reclamation projects which requires filings to be submitted to the BOR. The Company has approximately 4,000 acres considered by the BOR to be reportable. The Company is currently in the process of pursuing legislative relief to lift these filing requirements as they are complex especially with any change in ownership of the Company. The Company expects the cost for legislative relief to have an immaterial effect on our financial statements.

On February 18, 2005, the Company established a liquidity event award plan for each member of our senior management team who received stock options under the 2004 Stock Option Plan (described above) as of February 18, 2005. The aggregate amount of all awards to senior management is equal to $6,197, or 7.5% of the portion of the proceeds from the sale of notes that was distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award will vest on June 17, 2006, and 5% will vest quarterly thereafter, in each case, so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. With respect to any award recipient who is so employed, vesting of the holder’s entire award will accelerate upon a change of control of us or Harry & David Operations Corp. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by our equity sponsors exceeds a certain level; (iii) we have available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of September 24, 2005, we have concluded that we are not obligated to accrue a liability or recognize any expense for the thirteen-week period then ended.

13. SEGMENT REPORTING

The Company has three reportable segments, Harry and David Direct Marketing, Harry and David Stores, and Jackson & Perkins. The Harry and David Direct Marketing segment markets premium gift-quality fruit, gourmet food products, and gifts under the Harry and David® brand through the Harry and David catalog, Internet (harryanddavid.com), business-to-business, and consumer telemarketing operations. The Harry and David Stores segment sells similar products through retail locations (outlet stores, specialty stores, and a Country Village store). The Jackson & Perkins segment markets horticultural productsand gifts through the Jackson & Perkins catalog, Internet (jacksonandperkins.com), consumer telemarketing, and wholesale operations. These reportable segments are strategic business units that offer similar products. They are managed separately because the business units utilize distinct marketing strategies. Performance of business units is evaluated

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

13. SEGMENT REPORTING (continued)

considering revenue growth achieved and potential profitability, contribution to other units, and capital investment requirements. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting polices. Transactions between reportable segments are generally recorded at cost. Other assets include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, deferred income taxes, third-party and intercompany debt, and other corporate long-lived assets, including manufacturing facilities. Business units not required to be disclosed separately for segment reporting purposes are grouped in “Other” and include Harry and David wholesale, commercial sales of surplus, non-gift-quality fruit grown in the Company’s orchards surrounding Medford, Oregon, and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions.

Dollars in thousands	Harry and David Direct Marketing	Harry and David Stores	Jackson & Perkins	Other	Total
Thirteen weeks ended September 25, 2004

Net external sales	$24,752	$22,291	$4,139	$2,528	$53,710
Net intersegment sales	(20,105)	(6,626)	(351)	27,082	—
Operating income (loss)	(12,004)	(6,021)	(3,506)	12	(21,519)
Net interest (expense) income	—	1	—	(4,959)	(4,958)
Pretax loss	(12,004)	(6,020)	(3,506)	(4,947)	(26,477)
Net loss	(6,909)	(3,326)	(1,946)	(8,525)	(20,706)
Total assets	65,515	38,899	51,029	240,489	395,932

Thirteen weeks ended September 24, 2005

Net external sales	$26,085	$21,757	$5,684	$4,197	$57,723
Net intersegment sales	(22,692)	(6,409)	(257)	29,358	—
Operating income (loss)	(15,673)	(6,062)	(3,568)	484	(24,819)
Net interest (expense) income	—	3	—	(6,354)	(6,351)
Pretax loss	(15,673)	(6,059)	(3,568)	(5,870)	(31,170)
Net income (loss)	(11,473)	(4,552)	(2,943)	1,702	(17,266)
Total assets	70,949	39,856	53,752	230,770	395,327

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Harry & David Operations Corp. issued $70,000 of Senior Floating Rate Notes due 2012 and $175,000 of Senior Fixed Rate Notes due 2013 (collectively, the Notes) in February 2005 (see Note 7). In connection with Harry & David Operations Corp.’s proposed exchange of the Notes for similar notes registered under the Securities Act of 1933, the following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry & David Operations Corp. (the subsidiary issuer), (iii) Harry & David Holdings, Inc. (guarantor) subsidiaries of the Company that guarantee the Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of September 25, 2004 and September

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

24, 2005 and for the thirteen weeks ended September 25, 2004 and September 24, 2005. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, that are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Notes place certain restrictions on the payment of dividends, other payments, or distributions by the Company and between the guarantors. The Company has not presented separate financial information for each of the subsidiary guarantors, because management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of September 25, 2004

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,177	$2,696	$1	$12,874
Trade accounts and other receivable, net	1,405	657	10,226	—	12,288
Inventories	—	—	99,543	—	99,543
Prepaid catalog expenses	—	—	10,077	—	10,077
Income taxes receivable	—	—	—	7,421	7,421
Deferred income taxes	—	—	—	19,844	19,844
Other current assets	—	1,993	11,970	—	13,963

Total current assets	1,405	12,827	134,512	27,266	176,010

Property, plant, and equipment, net	—	8,695	154,370	—	163,065
Software, net	—	11,337	334	—	11,671
Intangibles, net	—	—	36,765	—	36,765
Investment in subsidiaries	84,005	158,578	—	(242,583)	—
Deferred financing costs, net	(224)	7,659	—	—	7,435
Other assets	—	336	650	—	986

Total assets	$85,186	$199,432	$326,631	$(215,317)	$395,932

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$(1,026)	$9,890	$20,446	$—	$29,310
Accrued payroll and benefits	—	3,650	11,111	—	14,761
Income taxes payable	(237)	6,144	(13,328)	7,421	—
Deferred revenue	—	—	8,114	—	8,114
Deferred income taxes	(557)	(19,287)	—	19,844	—
Accrued interest	—	3,947	—	—	3,947
Accrued restructuring costs	(2,616)	7,675	2,808	—	7,867
Other accrued liabilities	—	(374)	5,028	1	4,655
Current portion of long-term debt	13,900	50,000	—	—	63,900

Total current liabilities	9,464	61,645	34,179	27,266	132,554

Long-term debt	484	147,011	—	—	147,495
Accrued pension liability	—	—	28,611	—	28,611
Deferred income taxes	—	24,925	—	—	24,925
Intercompany debt	75,552	(262,873)	187,321	—	—
Other long-term liabilities	—	—	428	—	428

Total liabilities	85,500	(29,292)	250,539	27,266	334,013

Stockholders’ equity (deficit):
Common stock	—	11	2	(3)	10
Additional paid-in capital	—	221,024	105,548	(242,580)	83,992
Retained earnings (accumulated deficit)	(314)	7,689	(29,458)	—	(22,083)

Total stockholders’ equity (deficit)	(314)	228,724	76,092	(242,583)	61,919

Total liabilities and stockholders’ equity (deficit)	$85,186	$199,432	$326,631	$(215,317)	$395,932

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of September 24, 2005

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,641	$8,494	$2,573	$—	$13,708
Trade accounts and other receivable, net	165	(15,672)	25,429	—	9,922
Inventories	—	—	117,154	—	117,154
Prepaid catalog expenses	—	—	10,907	—	10,907
Income taxes receivable	—	—	—	399	399
Other current assets	—	3,650	10,217	—	13,867

Total current assets	2,806	(3,528)	166,280	399	165,957

Property, plant, and equipment, net	—	14,123	150,237	—	164,360
Software, net	—	10,645	910	—	11,555
Intangibles, net	—	—	34,593	—	34,593
Investment in subsidiaries	84,005	158,578	—	(242,583)	—
Deferred financing costs, net	—	13,686	—	—	13,686
Deferred income taxes, net	—	—	—	4,599	4,599
Other assets	—	283	294	—	577

Total assets	$86,811	$193,787	$352,314	$(237,585)	$395,327

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$6,473	$38,154	$—	$44,627
Accrued payroll and benefits	60	3,851	12,143	—	16,054
Income taxes payable	(3)	(14,037)	13,641	399	—
Deferred revenue	—	—	7,991	—	7,991
Deferred income taxes	(5,052)	(18,913)	33,108	(1)	9,142
Accrued interest	—	2,030	—	—	2,030
Accrued restructuring costs	—	108	1,251	—	1,359
Other accrued liabilities	—	1,795	6,404	(1)	8,198
Notes payable	—	125	—	—	125
Revolving credit facility	—	63,000	—	—	63,000

Total current liabilities	(4,995)	44,432	112,692	397	152,526

Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	31,929	—	31,929
Deferred income taxes	(641)	(12,482)	8,523	4,600	—
Intercompany debt	190,420	(299,137)	108,716	1	—
Other long-term liabilities	—	—	2,022	—	2,022

Total liabilities	184,784	(22,187)	263,882	4,998	431,477

Stockholders’ equity (deficit):
Common stock	—	11	2	(3)	10
Additional paid-in capital	(80,755)	221,024	105,518	(242,580)	3,207
Accumulated deficit	(17,218)	(5,061)	(17,088)	—	(39,367)

Total stockholders’ equity (deficit)	(97,973)	215,974	88,432	(242,583)	(36,150)

Total liabilities and stockholders’ equity (deficit)	$86,811	$193,787	$352,314	$(237,585)	$395,327

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 25, 2004

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net Sales	$—	$—	$81,337	$(27,627)	$53,710

Costs and expenses:
Cost of goods sold	—	—	65,816	(27,627)	38,189
Selling, general and administrative	—	351	36,689	—	37,040

	—	351	102,505	(27,627)	75,229

Operating loss	—	(351)	(21,168)	—	(21,519)

Other (income) expense:
Interest income	—	(8)	—	—	(8)
Interest expense	477	3,913	576	—	4,966

	477	3,905	576	—	4,958

Loss before provision for income taxes	(477)	(4,256)	(21,744)	—	(26,477)
Provision (benefit) for income taxes	(205)	4,393	(9,959)	—	(5,771)

Net loss	$(272)	$(8,649)	$(11,785)	$—	$(20,706)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 24, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net Sales	$—	$—	$87,387	$(29,664)	$57,723

Costs and expenses:
Cost of goods sold	—	—	72,420	(29,664)	42,756
Selling, general and administrative	—	—	39,786	—	39,786

	—	—	112,206	(29,664)	82,542

Operating loss	—	—	(24,819)	—	(24,819)

Other (income) expense:
Interest income	(6)	—	(96)	—	(102)
Interest expense	—	6,454	(1)	—	6,453

	(6)	6,454	(97)	—	6,351

Income (loss) before provision for income taxes	6	(6,454)	(24,722)	—	(31,170)
Benefit for income taxes	(3)	(7,765)	(6,136)	—	(13,904)

Net income (loss)	$9	$1,311	$(18,586)	$—	$(17,266)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended September 25, 2004

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net loss	$(272)	$(8,649)	$(11,785)	$—	$(20,706)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	379	2,289	—	2,669
Amortization	—	746	521	—	1,267
Amortization of deferred financing costs	634	152	—	—	786
Loss on disposal of property, plant, equipment & software	—	—	—	58	58
Deferred income taxes	—	7,480	(1)	—	7,479
Changes in operating assets and liabilities:
Accounts receivable	—	48	4,284	(23)	4,309
Inventories	—	—	(34,961)	—	(34,961)
Prepaid advertising and other assets	(205)	(494)	(15,750)	—	(22,387)
Accounts payable and accrued liabilities	(3,386)	(5,476)	11,834	1	8,910
Deferred revenue	—	—	(6,246)	—	(6,246)

Net cash used in operating activities	(3,229)	(5,814)	(49,815)	36	(58,822)

Investing activities
Acquisition of property, plant, equipment, and software	—	(965)	(973)	—	(1,938)
Proceeds from the sale of property, plant, and equipment	—	6	57	(58)	5

Net cash used in investing activities	—	(959)	(916)	(58)	(1,933)

Financing activities
Borrowings of revolving debt	—	50,000	—	—	50,000
Net (payments) receipts on intercompany debt	3,229	(54,275)	51,023	23	—

Net cash provided by (used in) financing activities	3,229	(4,275)	51,023	23	50,000

Increase (decrease) in cash and cash equivalents	—	(11,048)	292	1	(10,755)
Cash and cash equivalents, beginning of period	—	21,225	2,404	—	23,629

Cash and cash equivalents, end of period	$—	$10,177	$2,696	$1	$12,874

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended September 24, 2005

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net income (loss)	$9	$1,311	$(18,586)	$—	$(17,266)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	819	3,005	—	3,824
Amortization	—	810	542	—	1,352
Stock option compensation expense	113	—	—	—	113
Amortization of deferred financing costs	(3,213)	3,796	—	—	583
Loss on disposal of property, plant, equipment & software	—	—	—	75	75
Deferred income taxes	—	(13,715)	—	—	(13,715)
Changes in operating assets and liabilities:
Accounts receivable	—	220	317	—	537
Inventories	—	—	(48,494)	—	(48,494)
Prepaid advertising and other assets	(3)	4,056	(18,794)	—	(14,741)
Accounts payable and accrued liabilities	59	(2,624)	26,145	—	23,580
Deferred revenue	—	—	(7,011)	—	(7,011)

Net cash used in operating activities	(3,035)	(5,327)	(62,876)	75	(71,163)

Investing activities
Acquisition of property, plant, equipment, and software	—	(1,686)	(2,392)	—	(4,078)
Proceeds from the sale of property, plant, and equipment	—	—	83	(75)	8
Transfer of property, plant and equipment	—	(345)	345	—	–

Net cash used in investing activities	—	(2,031)	(1,964)	(75)	(4,070)

Financing activities
Borrowings of revolving debt	—	63,000	—	—	63,000
Repayments of notes payable	—	(143)	—	—	(143)
Net (payments) receipts on intercompany debt	3,041	(60,736)	57,695	—	–
Proceeds from exercise of stock options	1,230	—	—	—	1,230

Net cash provided by financing activities	4,271	2,121	57,695	—	64,087

Increase (decrease) in cash and cash equivalents	1,236	(5,237)	(7,145)	—	(11,146)
Cash and cash equivalents, beginning of period	1,405	13,731	9,718	—	24,854

Cash and cash equivalents, end of period	$2,641	$8,494	$2,573	$—	$13,708

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

15. STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Value
Balance at June 25, 2005	1,000,000	$10	$1,864	$(22,101)	$(20,227)
Exercise of common stock options	14,888	—	1,230	—	1,230
Stock compensation expense	—	—	113	—	113
Net loss and comprehensive loss	—	—	—	(17,266)	(17,266)

Balance at September 24, 2005	1,014,888	$10	$3,207	$(39,367)	$(36,150)

The Company’s comprehensive loss and net loss are the same for the thirteen weeks ended September 25, 2004 and September 24, 2005.

16. SUBSEQUENT EVENTS

Dividend

On October 14, 2005, the Company’s Board of Directors approved and the Company paid a $2,000 dividend to its stockholders with the proceeds it received from the exercise of options, as well as cash on hand.

Registration Statement

On November 4, 2005, the SEC declared the Company’s Registration Statement on Form S-4 (Registration No. 333-128870) as amended, effective. The S-4 relates to the Company’s offer to exchange all of its outstanding floating rate notes and senior notes for an equal principal amount of such notes which have been registered under the Securities Act of 1933, as amended. Although the Company has not yet issued the new notes under this registration statement, upon effectiveness, the Company became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. Accordingly, the Company will begin filing annual, quarterly and periodic reports with the SEC as required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto which are included elsewhere in this report. This Quarterly Report contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Quarterly Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for branded gift-quality fruit and gourmet food products and gifts as well as premium rose plants and horticultural products;

•	our production capabilities;

•	our relationships with, and other conditions affecting, our customers;

•	weather conditions or catastrophic weather-related damage;

•	our plans and objectives for future operations and expansion or consolidation;

•	unexpected maintenance and equipment failure;

•	future economic or capital market conditions;

•	environmental laws and regulations, including those directly affecting our plant and food production;

•	competition;

•	employee benefits costs;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof;

•	our liquidity, results of operations and financial condition; and

•	the other risks described under “Risk Factors” in our Registration Statement on Form S-4.

You should keep in mind that any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Quarterly Report after the date of this Quarterly Report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Quarterly Report or elsewhere might not occur.

OVERVIEW

We market our products through multiple channels, including direct mail, the Internet, business-to-business and consumer telemarketing, as well as our Harry and David retail stores and wholesale distribution through select retailers based on net sales. We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit and gourmet food products and other gifts marketed under the Harry and David® brand, and premium rose plants, horticultural products and gifts, and other premium home and garden décor products marketed under the Jackson & Perkins® brand. We market our products through multiple channels, including direct mail, the Internet, business-to-business and consumer telemarketing, as well as our Harry and David retail stores and wholesale distribution through select retailers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We grow, manufacture, design or package products that account for the significant majority of our sales annually. In addition, we have created a substantial and scalable state-of-the-art infrastructure through recent significant capital expenditures in our production, fulfillment and distribution capabilities, our information technology systems, and our retail stores network. Our vertically integrated operations allow us to efficiently manage our costs, quality assurance, manufacturing flexibility, and inventory. Accordingly, we expect to derive cost structure and operating margin benefits as revenues increase. We believe that our vertical integration allows us to maintain a high degree of control over product quality compared with that of our competitors as we rely less heavily on third-party suppliers, particularly during peak periods. In addition, our vertical integration generally lowers our product sourcing costs, allows us to optimally adjust the assortment of products we offer and enables us to adjust product inventory levels to quickly respond to changes in customer demand.

Net sales are derived primarily from our three operating segments, Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins, as follows:

•	Harry and David Direct Marketing net sales are generated by sales of Harry and David merchandise through our catalog, Internet, business-to-business and consumer telemarketing operations;

•	Harry and David Stores net sales are generated by sales of Harry and David merchandise at our stores; and

•	Jackson & Perkins net sales are generated by sales of Jackson & Perkins merchandise through our catalog, Internet, consumer telemarketing and wholesale operations. These sales include royalty income generated from sales of Suntory plants and the licensing of some of our patented products to others for resale and sales of rotational farm crops grown at our Wasco, California facilities.

We derive other net sales from sales of Harry and David merchandise through the wholesale channel and commercial sales of surplus, non-gift-quality fruit grown in our orchards surrounding Medford, Oregon. Also included in this other category are the business units that support our operations, including orchards, product supply, distribution, customer operations, facilities, information technology services and administrative and marketing support functions. The costs relating to the operation of these business units are transferred at cost to one of our three operating segments or to Harry and David wholesale through cost of goods sold or selling, general and administrative expense.

The following table shows the percentage of our consolidated net sales represented by our three operating segments and the Other category in thirteen week periods ended September 25, 2004 and September 24, 2005 (amounts may not sum due to rounding):

	Thirteen Weeks Ended September 25, 2004	Thirteen Weeks Ended September 24, 2005
Harry and David Direct Marketing	46.1%	45.2%
Harry and David Stores	41.5%	37.7%
Jackson & Perkins	7.7%	9.8%
Other	4.7%	7.3%

Our fiscal year has historically ended on the last Saturday of March of each year. Beginning in June 2005, we changed our fiscal year end to the last Saturday of June of each year, with corresponding changes to each of our fiscal quarters. As used in this Quarterly Report, the term “fiscal 2005” refers to the fiscal year ended June 25, 2005, and the term “fiscal 2006” refers to the fiscal year ended June 24, 2006, for us and our consolidated subsidiaries.

Historically, our business has been subject to substantial seasonal variations in demand and a significant portion of our net sales and net earnings are realized during the holiday selling season from October through December. This is a general pattern for the direct-to-customer and retail industries, but it is more pronounced for our company than for others due to the gift-giving nature of our products.

Accordingly, changing economic conditions or deviations from projected demand for products during the fourth calendar quarter can have a materially favorable or adverse impact on our financial position and results for the full year. Because we commit to certain fixed costs in anticipation of expected sales during the holiday selling season in the fourth calendar quarter, if our actual sales during that calendar quarter are lower than anticipated, our results of operations and profitability will be negatively impacted. In addition, our primary growing season occurs during the second and third calendar quarters. Because

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

we must commit to certain fixed costs before we know the results of a particular harvest, inclement weather conditions and agricultural pests leading to lower harvest yields can also negatively impact our sales and profitability.

We believe that several long-term trends continue to positively affect our business, including increased discretionary consumer spending on gifts by our target market due to the continued growth of our target market. In addition, we expect our Harry and David business to benefit from increased online retailing, an aging population that is more apt to increase their gift spending, increased opportunities to market to customers in one channel to encourage them to shop in our other channels (particularly for gift baskets and gourmet foods), consumers increasingly demanding higher levels of quality and taste, the perception by a growing number of consumers of specialty foods as an affordable treat, and the continuing expansion of distribution channels for marketers. We expect our Jackson & Perkins business to benefit from an aging population who tend to be homeowners with disposable income, increased home ownership, and gardening continuing to be a favorite hobby of Americans. For more information about these trends, see our registration statement. We have recently implemented several initiatives to drive internal and organic growth, including: increasing brand awareness to drive sales in all of our direct marketing channels through larger and more widely circulated catalogs and increased Internet presence, further expanding our customer reach through Harry and David® wholesale and implementing new in-store promotions and interior design.

We believe that several long-term economic and industry trends and factors that can impact our business, results of operations, liquidity and financial condition include:

•	Rising fuel and energy prices. Fuel and energy costs are a significant component of our production and delivery costs. Our fuel and energy costs have, and are expected to, fluctuate significantly. Our energy and fuel costs increased steadily in fiscal 2005 and are expected to continue to rise in the near-term. These increased costs are expected to increase our production costs and our delivery expense for packages delivered to our stores and our direct marketing customers this holiday selling season. Rising fuel costs are also expected to reduce consumers’ discretionary spending which may adversely affect our sales.

•	Postal rate increases. In January 2006 U.S. Postal rates will rise by approximately 5%. This increase as well as future increases will affect advertising costs for our catalogs and delivery rates for our customers.

•	Catastrophic weather events. Catastrophic weather events in the United States such as Hurricane Katrina, can impact demand from our customers or the delivery of catalogs or products to our customers and stores.

•	Increasing labor and medical costs. Increased labor and medical costs can not only affect the costs of our manufactured products but also affect our access to adequate labor.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Company’s audited condensed consolidated financial statements not included herein. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates. See “Risk Factors” included in the Company’s Registration Statement on Form S-4.

NON-GAAP FINANCIAL MEASURE: EBITDA

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the 1934 Act, define and prescribe the conditions of use of certain non-GAAP financial information. Our measure of EBITDA meets the definition of a non-GAAP financial measure.

EBITDA is defined as earnings before net interest expense, income taxes, depreciation and amortization and is computed on a consistent method from quarter to quarter and year to year.

We use EBITDA, in conjunction with GAAP measures such as cash flows from operating activities, cash flows from investing activities and cash flows from financing activities, to assess our liquidity, financial leverage and ability to service our outstanding debt. For example, certain covenant and compliance ratios under our revolving credit facility and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the indenture governing the outstanding notes use EBITDA, as further adjusted for certain items as defined in each agreement. If we are not able to comply with these covenants, we may not be able to borrow additional amounts, incur more debt to finance our ongoing operations and working capital or take other actions. In addition, the lenders could accelerate the outstanding amounts, which could materially and adversely affect our liquidity and financial position.

We use EBITDA, in conjunction with the other GAAP measures discussed above, to assess our debt to cash flow leverage, including for planning and forecasting overall expectations and for evaluating actual results against such expectations; to assess our ability to service existing debt and incur new debt; and to measure the rate of capital expenditure and cash outlays from year to year and to assess our ability to fund future capital and non-capital projects. We believe that, like management, debt and equity investors frequently use (and expect to be able to continue to use) EBITDA to compare debt to cash flow leverage among companies.

EBITDA, when used as a liquidity measure, has limitations as an analytical tool. These limitations include:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA is not a measure of discretionary cash available to us to pay down debt;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as comparative measures.

To compensate for these limitations, we analyze EBITDA in conjunction with other GAAP financial measures impacting liquidity and cash flow, including depreciation and amortization, capital spending and net income in terms of the impact on depreciation and amortization, changes in net working capital, other non-operating income and losses that affect cash flow and liquidity, interest expense and taxes. Similarly, you should not consider EBITDA in isolation or as a substitute for these GAAP liquidity measures.

We also use EBITDA, in conjunction with GAAP measures such as operating income and net income, to assess our operating performance and that of each of our businesses and segments. Specifically, we use EBITDA, alongside the GAAP measures mentioned above, to measure profitability and profit margins and to make budgeting decisions relating to historical performance and future expectations of our operating segments and business as a whole, and to make performance comparisons of our company compared to other peer companies. We believe that, like management, debt and equity investors frequently use (and expect to be able to continue to use) EBITDA to assess our operating performance and compare it to that of other peer companies.

Furthermore, we use EBITDA (in conjunction with other GAAP and non-GAAP measures such as operating income, capital expenditures, taxes and changes in working capital to measure return on capital employed. EBITDA allows us to determine the cash return after taxes, capital spending and changes in working capital generated by the total equity employed in our company. We believe return on capital employed is a useful measure because it indicates the total returns generated by our business, which, when viewed together with profit margin information, allows us to better evaluate profitability and profit margin trends.

As a performance measure, we also use return on capital employed to assist us in making budgeting decisions related to how debt and equity capital is being employed and how it will be employed in the future. Historical measures of return on capital employed, which include the use of EBITDA, are used in estimating and predicting future return on capital trends. Combined with other GAAP financial measures, historical return on capital information helps us make decisions about how to employ capital effectively going forward.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

However, because EBITDA does not take into account certain of these non-cash items, which do affect our operations and performance, EBITDA has inherent limitations as an operating measure. These limitations include:

•	EBITDA does not reflect the cash cost of acquiring assets or the non-cash depreciation and amortization of those assets over time, or the replacement of those assets in the future;

•	EBITDA does not reflect cash capital expenditures on an historical basis or in the current period, or address future requirements for capital expenditures or contractual commitments;

•	EBITDA is not a measure of discretionary cash available to us to invest in the growth of our business;

•	EBITDA does not reflect changes in working capital or cash needed to fund our business;

•	EBITDA does not reflect our tax expenses or the cash payments we are required to make to fulfill our tax liabilities; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

To compensate for these limitations we analyze EBITDA alongside other GAAP financial measures of operating performance, including, operating income, net income and changes in working capital, in terms of the impact on other non-operating income and losses that affect profitability and return on capital. You should not consider EBITDA in isolation or as a substitute for these GAAP measures of operating performance.

RESULTS OF OPERATIONS

The following table is derived from the Company’s Condensed Consolidated Statements of Operations and sets forth, for the periods indicated, the items included in dollar terms and as a percent to sales (dollars in thousands).

	Thirteen Weeks Ended
	September 25, 2004		September 24, 2005
	$	%	$	%
Net Sales	$53,710	100.0%	$57,723	100.0%
Costs and expenses:
Cost of good sold	38,189	71.1%	42,756	74.1%
Selling, general and administrative	37,040	69.0%	39,786	68.9%

	75,229	140.1%	82,542	143.0%

Operating loss	(21,519)	(40.1)%	(24,819)	(43.0)%
Other (income) expense:
Interest income	(8)	—	(102)	(0.2)%
Interest expense	4,966	9.2%	6,453	11.2%

	4,958	9.2%	6,351	11.0%

Loss before income taxes	(26,477)	(49.3)%	(31,170)	(54.0)%
Benefit for income taxes	(5,771)	(10.7)%	(13,904)	(24.1)%

Net loss	$(20,706)	(38.6)%	$(17,266)	(29.9)%

Other data:
EBITDA(1)	$(17,583)	(32.7)%	$(19,643)	(34.0)%

(1)	For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see note above, Non-GAAP Financial Measure: EBITDA. The following table reconciles EBITDA to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net (loss), which we believe to be the closest GAAP performance measure to EBITDA:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Thirteen Weeks Ended
	September 25, 2004	September 24, 2005
Net cash (used in) operating activities	(58,822)	(71,163)
Stock option expense	—	113
Changes in operating assets and liabilities	(50,375)	(46,129)
Loss on impairment or retirement of PP&E	58	75
Deferred income taxes	7,479	(13,715)
Deferred financing costs	786	583
Depreciation and amortization	3,936	5,176
Net loss	(20,706)	(17,266)

Interest expense, net	4,958	6,351
Provision (benefit) for income taxes	(5,771)	(13,904)
Depreciation and amortization	3,936	5,176
EBITDA	(17,583)	(19,643)

Thirteen Weeks Ended September 25, 2004 Compared to the Thirteen Weeks Ended September 24, 2005

Consolidated net sales. The following table summarizes our consolidated net sales and net sales by operating segment for the periods indicated (dollars in thousands).

	Thirteen Weeks Ended September 25, 2004	Percentage	Thirteen Weeks Ended September 24, 2005	Percentage
Harry and David Direct Marketing	$24,752	46.1%	$26,085	45.2%
Harry and David Stores	22,291	41.5%	21,757	37.7%
Jackson & Perkins	4,139	7.7%	5,684	9.8%
Other	2,528	4.7%	4,197	7.3%

Total Net Sales	$53,710	100.0%	$57,723	100.0%

Total net sales of $57.7 million for the first quarter of fiscal 2006 increased $4.0 million, or 7.5%, over the first quarter of fiscal 2005. The net sales increase was the result of strong catalog performance in both Harry and David direct marketing and Jackson & Perkins direct marketing and increased sales to wholesale clubs as well as an increase in the overall customer base in Harry and David wholesale channel. Harry and David stores sales were down in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to the closure of 14 underperforming stores.

Harry and David Direct Marketing net sales, which include catalog, Internet, business-to-business and outbound telemarketing sales, increased $1.3 million, or 5.4%, to $26.1 million in the first quarter of fiscal 2006 from $24.8 million in the first quarter of fiscal 2005. The increase was primarily due to an 11.0% overall increase in catalog circulation and increased promotional activity and advertising in the direct mail and Internet channels. Internet sales grew through online marketing efforts and the continued migration of customers to this order channel.

Harry and David Stores net sales decreased $0.5 million, or 2.4%, to $21.8 million in the first quarter of fiscal 2006 from $22.3 million in the first quarter of fiscal 2005. The net sales decrease was due primarily to the closure of 14 underperforming stores. Sales were also impacted by reduced customer traffic in areas along the Gulf Coast affected by hurricanes in the first quarter of fiscal 2006. Sales for comparable stores were up 2% for the first quarter of fiscal 2006. We have experienced increased comparable store sales for the last 22 consecutive months, through September 2005, after adjusting for last year’s shift of the Easter holiday. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Jackson & Perkins net sales increased $1.5 million, or 37.3%, to $5.7 million in the first quarter of fiscal 2006 from $4.1 million in the first quarter of fiscal 2005. Jackson & Perkins direct marketing net sales increased $0.9 million, or 57.6% for the quarter. This increase was primarily driven by the timing of October bulb sales having been shipped in September and increased clearance activity. Jackson & Perkins wholesale net sales increased $0.2 million versus the first quarter of fiscal 2005 due to the early payments of royalty amounts. The remaining net sales increase of $0.4 million is related to an approximate 50% increase in rotation crop sales.

Harry and David other channel net sales increased $1.7 million, or 66.0%, to $4.2 million in the first quarter of fiscal 2006 from $2.5 million in the first quarter of fiscal 2005. Harry and David wholesale net sales of $3.9 million for the first quarter of fiscal 2006 drove $1.6 million of this increase due primarily due to higher sales to existing wholesale clubs, as well as the addition of new wholesale customers such as Target and Michaels. Additional net sales within the other channel consist primarily of sales of commercial grade non-gift fruit grown in our orchards, which were $0.3 million for the first quarter of fiscal 2006, roughly equal to the prior year.

Cost of goods sold. Cost of goods sold, which includes product costs, labor for our agricultural, manufacturing and packaging operations, costs of warehousing and fulfillment, and product delivery costs, increased $4.6 million, or 12.0%, to $42.8 million in the first quarter of fiscal 2006 from $38.2 million in the first quarter of fiscal 2005. Cost of goods sold as a percentage of consolidated net sales was 74.1% in the first quarter of fiscal 2006 as compared to 71.1% in the first quarter of fiscal 2005. The increase was driven by increased product raw material costs and costs related to rising delivery and fulfillment costs. Increased fuel surcharges are also driving variable cost increases for our products in addition to increasing the cost of delivering the products to our customers.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.8 million to $39.8 million in the first quarter of fiscal 2006 compared to $37.0 million in the first quarter of fiscal 2005. Selling, general and administrative as a percentage of consolidated net sales was 68.9% in the first quarter of fiscal 2006, as compared to 69.0% in the first quarter of fiscal 2005. The increased spending over the prior period was primarily related to payroll and personnel expenses consisting of benefits driven by pension and medical expenses, relocation expenses and timing of vacation expenses, as well as higher advertising expenditures and audit costs.

Other (income) expense. Other expense increased by $1.4 million to $6.4 million in the first quarter of fiscal 2006 from $5.0 million in the first quarter of fiscal 2005. This increase is primarily due to increased interest expense as a result of a higher level of debt primarily resulting from the issuance of bonds in February 2005 and higher borrowings on our revolving credit facility.

Income taxes. The provision for income taxes for the first quarter of fiscal 2006 was a benefit of $13.9 million, reflecting an effective tax rate of 44.6%, as compared to a benefit of $5.8 million in the first quarter of fiscal 2005, reflecting an effective tax rate of 21.8%. The rates for the current fiscal year and interim period differ from the similar periods in fiscal 2005 principally as a result of net operating losses at the state level for which more tax benefit is recorded. In addition, the rate change is impacted by a $390.0 thousand favorable adjustment in the first quarter of fiscal 2005 associated with the benefit of pre-acquisition net operating losses.

EBITDA. EBITDA loss increased by $2.0 million, from ($17.6) million in the first quarter of fiscal 2005 to ($19.6) million in the first quarter of fiscal 2006, due to higher raw material costs, higher delivery and fulfillment costs and higher payroll and personnel costs, as noted above.

In the thirteen weeks ended September 25, 2004, net loss and EBITDA included:

•	$1.2 million of losses related to closed stores, as discussed above;

•	$0.7 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$0.3 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects and, to a lesser extent, employee executive recruiting charges:

•	$0.3 million of purchase accounting adjustments reflecting a one-time non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting in connection with our acquisition of Harry & David Operations Corp. on June 17, 2004; and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	$0.3 million of fees paid to Wasserstein and Highfields under the management agreement.

In the thirteen weeks ended September 24, 2005, net loss and EBITDA included:

•	$0.4 million of losses related to closed stores, as discussed above;

•	$0.1 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$0.1 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information, technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.1 million of rent expense due to a change in accounting treatment;

•	$0.1 million of charges related to the grant of stock options;

•	$0.3 million of fees paid to Wasserstein and Highlands under the management agreement; and

•	$0.5 million of incremental employee executive recruiting and relocation charges.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see “- Non-GAAP Financial Measure: EBITDA” and “- Results of Operation” above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital, and make capital expenditures and investments. At September 24, 2005 our primary sources of liquidity were cash and cash equivalents of $13.7 million and our unused revolving credit facility of $62 million. As cash flow generated from operations during this period are negative, we rely heavily on our revolving credit facility to finance operations. There were $63 million of borrowings outstanding on the revolving credit facility at September 24, 2005. Borrowings on the revolving credit facility are expected to increase until a maximum borrowing level of approximately $104 million is reached near the end of the fiscal month of November. Cash from operations will then be positive due to holiday sales and this cash flow will be used in fiscal December to repay the balance of the revolving credit facility in full. Cash from operations is typically the highest in the month of December because sales are typically the highest in the second fiscal quarter because of the holiday season and the seasonality of our business.

Cash Flows from Operating Activities

Cash used in operating activities totaled $71.2 million in the first quarter of fiscal 2006 compared to $58.8 million in the first quarter of fiscal 2005. The increase was due to the combined impacts of a higher net loss, larger purchases of holiday inventory, a smaller reduction in receivables versus last year and a decrease in accrued interest. These uses of cash were partially offset by an increase in payables, as a result of higher inventory build-up compared to fiscal 2005.

Cash Flows from Investment Activities

Cash used in investment activities for the first quarter of 2006 was $4.1 million compared to $1.9 million in the first quarter of fiscal 2005. The increase resulted from higher capital spending levels.

We currently expect our capital expenditures to be approximately $17.0 million for fiscal 2006, primarily for website upgrades, information technology infrastructure, fruit processing and storage capacity, stores infrastructure and maintenance of our existing infrastructure. However, our capital expenditures may be different than currently anticipated depending upon the size and nature of new business opportunities and actual cash flows generated by our operations.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $64.1 million in the first quarter of fiscal 2006 compared to $50.0 million in the first quarter of fiscal 2005. The increase is primarily driven by increased borrowings under the revolving credit facility due to increased inventory purchases in anticipation of the holiday selling season.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We believe that we have the financial resources to meet our business requirements for the next twelve months, including capital expenditures and working capital requirements.

During the first three quarters of calendar 2005, we were in default with respect to certain covenants under our revolving credit facility. Specifically, in connection with our notes offering in February 2005, we paid a return of capital to Wasserstein and Highfields, our stockholders of record at the time, in the amount of $82.63 million, although we were only permitted to make a payment in the amount of $82.60 million under the terms of the revolving credit agreement. Additionally, on June 13, 2005 we assigned our right to receive the payment from YCI relating to a percentage of certain net operating losses of Harry & David Operations Corp. and its subsidiaries to our stockholders of record as of that date, Wasserstein and Highfields (which was paid to them on September 16, 2005). This assignment constituted a violation of the covenant restricting asset sales, resulting in a default under the revolving credit agreement. Further, on July 29, 2005, Bear Creek Holdings Inc. changed its name to Harry & David Holdings, Inc. but failed to notify the lenders of this change as required under the revolving credit agreement. As a result of the overpayment, assignment and name change, we were in default under our revolving credit agreement but have since received waivers from the lenders for the excess payment, assignment and name change. As of September 24, 2005, Harry & David Operations Corp. was in compliance with all of the covenants contained in the revolving credit agreement and the indenture governing the outstanding notes and expects to maintain compliance going forward.

OFF BALANCE SHEET ARRANGEMENTS

We lease certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging from three to twenty years. Certain of these leases contain purchase options and renewal options for various terms. In addition to minimum rental payments, certain of our retail store leases require us to make contingent rental payments, which are based upon certain factors such as sales volume and property taxes. The contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable.

Total rental expense for all operating leases for the periods covered by this report was as follows:

	Thirteen Weeks Ended September 25, 2004 (Unaudited)	Thirteen Weeks Ended September 24, 2005 (Unaudited)
	(dollars in thousands)
Minimum rent expense	$6,055	$5,177
Contingent rent expense	40	44

Total rent expense	$6,095	$5,221

The aggregate minimum annual rental payments under non-cancelable operating leases in effect at June 25, 2005 were as follows:

Fiscal year	Amount
(dollars in thousands)
2006	$19,662
2007	16,565
2008	13,508
2009	12,189
2010	8,811
Thereafter	18,870

Total	$89,605

RECENT ACCOUNTING PRONOUNCEMENTS

Exchanges of Nonmonetary Assets: On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting Changes and Error Corrections: On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Amortization Period for Leasehold Improvements: On June 29, 2005, the FASB ratified the EITF’s Issue No. 05-05, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

Inventory Costs: In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred on or after July 1, 2005. The Company adopted SFAS No. 151 during the thirteen week period ended September 24, 2005. The adoption had no material effect on the Company’s consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and commodity prices, that could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities and on a limited basis, the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes.

Interest Rate Risk

Interest on our floating rate notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the floating rate notes, a 1% change in the interest rate on our variable rate debt would result in a $1.95 million corresponding effect on our interest expense on an annual basis. The interest rates on our variable rate long-term debt will reflect the market rate of the outstanding floating rate notes sold in the February 2005 offering, and therefore the carrying value of our variable rate long-term debt is expected to approximate fair value.

Commodity Risk

We have commodity risk as a result of some of the raw materials we utilize in our business, including paper for our catalog operations, corrugated packaging for our shipping needs, chocolate, butter fat, sugar and cheese used to produce some of our products, and fruit that we do not grow ourselves. Although we do not enter into formal hedging arrangements to mitigate against commodity risk, we do ensure that we have multiple sources for these commodities.

ITEM 4. CONTROLS AND PROCEDURES

We are committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to eliminate misconduct completely.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 25, 2005, the end of fiscal 2005. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 24, 2005, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting. Further, Ernst & Young LLP has not been engaged nor have they expressed an opinion on the effectiveness of our internal control over financial reporting. However, in connection with our fiscal 2005 financial statement audit, Ernst & Young LLP, our independent registered public accounting firm, informed us that they have identified certain deficiencies in the design and operation of our internal controls. These deficiencies represent “significant deficiencies” and may represent “material weaknesses” as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board (United States), or PCAOB. A material weakness is defined by the PCAOB as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operations of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The internal control deficiencies identified at the end of fiscal 2005 related to our financial closing process and our information technology general controls environment. We are taking remedial measures to improve the effectiveness of our internal controls, and management believes that these efforts will not only address the internal control deficiencies described above, but also improve the effectiveness of our disclosure and internal controls in the future. Specifically, we will be:

•	strengthening our internal staffing and technical expertise in financial, tax and SEC accounting and reporting to accommodate our new status as a stand-alone public company;

•	enhancing our resources with respect to outsourced tax preparation services; and

•	engaging an outside compliance consulting firm to advise us on improving our internal controls in selected areas, primarily in the areas of information technology database access and controls and income tax and sales tax preparation, to take advantage of best practices.

The process and control improvements described above, which are still in the process of being implemented, are the only changes in our internal controls during the thirteen weeks ended September 24, 2005, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures. We plan to continue to assess our internal controls and procedures and will take further action as necessary or appropriate to address any other matters we identify, including to effect compliance with Section 404 of the Sarbanes-Oxley Act when we are required to make an assessment of our internal controls under Section 404 for fiscal 2007.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in claims and legal actions incidental to our operations, both as plaintiff and defendant. In the opinion of our management, the claims or actions to which we are a party are not expected to have a material adverse effect, individually or in the aggregate, on our financial condition or results of operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the first three quarters of calendar 2005, we were in default with respect to certain covenants under our revolving credit facility. Specifically, in connection with our notes offering in February 2005, we paid a return of capital to Wasserstein and Highfields, our stockholders of record at the time, in the amount of $82.63 million, although we were only permitted to make a payment in the amount of $82.60 million under the terms of the revolving credit agreement. Additionally, on June 13, 2005 we assigned our right to receive the payment from YCI relating to a percentage of certain net operating losses of the Company and its subsidiaries to our stockholders of record as of that date, Wasserstein and Highfields (which was paid to them on September 16, 2005). This assignment constituted a violation of the covenant restricting asset sales, resulting in a default under the revolving credit agreement. Further, on July 29, 2005, Bear Creek Holdings Inc. changed its name to Harry & David Holdings, Inc. but we failed to notify the lenders of this change as required under the revolving credit agreement. As a result of the overpayment, assignment and name change, we were in default under our revolving credit agreement but have since received waivers from the lenders for the excess payment, assignment and name change. As of September 24, 2005, we were in compliance with all of the covenants contained in the revolving credit agreement and the indenture governing the outstanding notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2005, the shareholders of Harry & David Holdings, Inc., approved, by written consent of a majority of holders, the company’s name change from Bear Creek Holdings Inc. to Harry & David Holdings, Inc., and on the same date, the shareholders of Harry & David Operations Corp. approved, by written consent of a majority of holders, the company’s name change from Bear Creek Corporation to Harry & David Operations Corp.

ITEM 6. EXHIBITS

10.1	Second Amendment and Waiver to Amended Restated Credit Agreement, dated as of September 23, 2005, among Harry & David Operations Corp. (formerly known as Bear Creek Corporation), the Guarantors party thereto, the Lenders party thereto, UBS AG, GMAC Commercial Finance LLC and the Agents (Filed as Exhibit 10.3 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Financial Officer and Chief Executive Officer

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on is behalf by the undersigned thereto duly authorized.

HARRY & DAVID HOLDINGS, INC.

By:	/s/ WILLIAM H. WILLIAMS
William H. Williams
President and Chief Executive Officer

By:	/s/ STEPHEN V. O’CONNELL
Stephen V. O’Connell
Chief Financial Officer and Chief Administrative Officer

November 30, 2005