Form 10-Q
period 2005-12-24
Harry & David Holdings, Inc.
filed 2006-02-07
CIK 1334127

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 333-128870

Harry & David Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0884389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2500 South Pacific Highway, Medford, OR	97501
(Address of Principal Executive Offices)	(Zip Code)

541-864-2362

(Registrant’s telephone number including area code)

None

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes ☐    No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 7, 2006
Common stock $0.01 par value	1,014,888

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share Data)

	December 25, 2004 Unaudited	June 25, 2005	December 24, 2005 Unaudited
Assets
Current assets:
Cash and cash equivalents	$155,166	$24,854	$147,141
Trade accounts receivable, net	23,200	8,434	27,874
Other receivables	3,508	2,025	5,617
Inventories, net	61,068	68,660	70,197
Prepaid catalog expenses	5,284	3,811	5,376
Income taxes receivable	19,053	247	381
Other current assets	10,404	6,220	9,006

Total current assets	277,683	114,251	265,592

Property, plant, and equipment, net	160,920	165,006	163,521
Software, net	11,848	11,705	10,710
Intangibles, net	36,171	35,084	34,023
Deferred financing costs, net	7,393	14,269	14,317
Deferred income taxes	599	5,869	8,663
Other assets	975	628	573

Total assets	$495,589	$346,812	$497,399

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$46,838	$18,759	$74,249
Accrued payroll and benefits	20,454	15,943	18,449
Deferred revenue	42,375	15,002	41,084
Deferred income taxes	50,455	24,127	45,272
Accrued interest	3,819	5,940	5,769
Accrued restructuring costs	5,299	2,224	1,196
Other accrued liabilities	17,683	6,996	19,845
Notes payable	13,900	268	15

Total current liabilities	200,823	89,259	205,879

Long-term debt	147,621	245,000	245,000
Accrued pension liability	29,997	30,982	33,389
Other long-term liabilities	944	1,798	2,711

Total liabilities	379,385	367,039	486,979
Commitments and Contingencies	—	—	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,000,000; 1,000,000 and 1,014,888 shares at December 25, 2004, June 25, 2005 and December 24, 2005, respectively	10	10	10
Additional paid-in capital	83,992	1,864	3,320
Retained earnings (accumulated deficit)	32,202	(22,101)	7,090

Total stockholders’ equity (deficit)	116,204	(20,227)	10,420

Total liabilities and stockholders’ equity (deficit)	$495,589	$346,812	$497,399

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirteen weeks ended
	December 25, 2004	December 24, 2005
Net Sales	$334,938	$362,392
Costs and expenses:
Cost of goods sold	160,180	185,211
Selling, general and administrative	82,418	86,529
Selling, general and administrative – related party	294	250

	242,892	271,990

Operating income	92,046	90,402
Other (income) expense:
Interest income	(37)	(156)
Interest expense	5,017	7,104
Other (income) expense	(302)	2,180

	4,678	9,128

Income before income taxes	87,368	81,274
Provision for income taxes	17,732	32,217

Net income	$69,636	$49,057

Earnings per share:
Basic and diluted	$69.64	$48.34

Weighted-average shares used in per share calculations:
Basic and diluted	1,000,000	1,014,888

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Twenty-six weeks ended
	December 25, 2004	December 24, 2005
Net Sales	$388,648	$420,115
Costs and expenses:
Cost of goods sold	198,369	227,967
Selling, general and administrative	119,158	126,065
Selling, general and administrative – related party	594	500

	318,121	354,532

Operating income	70,527	65,583
Other (income) expense:
Interest income	(45)	(258)
Interest expense	9,983	13,557
Other (income) expense	(302)	2,180

	9,636	15,479

Income before income taxes	60,891	50,104
Provision for income taxes	11,961	18,313

Net income	$48,930	$31,791

Earnings per share:
Basic and diluted	$48.93	$31.41

Weighted-average shares used in per share calculations:
Basic and diluted	1,000,000	1,012,171

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Twenty-six weeks ended
	December 25, 2004	December 24, 2005
Operating activities
Net income	$48,930	$31,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,432	7,130
Amortization	2,564	2,728
Stock option compensation expense	—	226
Amortization of deferred financing costs	954	1,166
Write-off of deferred IPO costs	—	2,180
Loss on disposal of property, plant, equipment, and software	50	304
Deferred income taxes	52,255	18,352
Changes in operating assets and liabilities:
Accounts receivable	(10,112)	(23,032)
Inventories	3,514	(1,537)
Prepaid advertising and other assets	(40,914)	(6,411)
Accounts payable and accrued liabilities	44,365	72,966
Deferred revenue	28,015	26,082

Net cash provided by operating activities	135,053	131,945
Investing activities
Acquisition of property, plant, equipment, and software	(3,542)	(6,832)
Proceeds from the sale of property, plant, and equipment	26	11

Net cash used in investing activities	(3,516)	(6,821)
Financing activities
Borrowings of revolving debt	90,000	104,000
Payments of revolving debt	(90,000)	(104,000)
Payments of notes payable	—	(253)
Payments for deferred financing costs	—	(1,214)
Proceeds from exercise of stock options	—	1,230
Dividends paid	—	(2,600)

Net cash used in financing activities	—	(2,837)

Increase in cash and cash equivalents	131,537	122,287
Cash and cash equivalents, beginning of period	23,629	24,854

Cash and cash equivalents, end of period	$155,166	$147,141

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

1. BUSINESS

Harry & David Holdings, Inc. (the Company, we, us and our) is a vertically-integrated multichannel specialty retailer and producer of branded premium gift-quality fruit gourmet food products and gifts marketed under the Harry and David® brand, and premium rose plants, horticultural products, and home and garden décor marketed under the Jackson & Perkins® brand. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business and consumer telemarketing, Harry and David stores and wholesale distribution to other retailers.

During the fourth quarter of fiscal 2005 and the first two quarters of fiscal 2006, the Company incurred approximately $2,180 of legal, accounting and other professional fees related to a planned initial public offering (IPO) of the Company’s common stock (the Offering). However, given current market conditions and other factors, the Company has postponed the Offering and has decided to expense these costs in the second fiscal quarter as the Company anticipates that the planned IPO will not take place in fiscal 2006.

2. BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly owned subsidiaries. The Condensed Consolidated Balance Sheets as of December 25, 2004 and December 24, 2005, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended December 25, 2004 and December 24, 2005, and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended December 25, 2004 and December 24, 2005 have been prepared from our unaudited condensed consolidated financial statements. In management’s opinion, the condensed consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and twenty-six week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 25, 2005 presented herein has been derived from our audited balance sheet not included herein.

The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the fiscal year. In the second quarter of each fiscal year, the Company typically realizes its highest sales of the fiscal year as it includes the most significant holidays that drive the largest portion of the gift-giving component of the Company’s sales. It is also the period where the Company is incurring significant cost of goods sold in connection with the increased sales in the second quarter of the year, which are typically the highest of the fiscal year. The Company’s fiscal year ends on the last Saturday in June, based on a fifty-two/fifty-three-week year.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Rental Costs Incurred during a Construction Period: On October 6, 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1), which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company has historically expensed rental costs incurred during a construction period; therefore, the adoption of this guidance will not have an impact on our net earnings, cash flows or financial position.

Amortization Period for Leasehold Improvements: On June 29, 2005, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) No. 05-06, Determining the Amortization Period for Leasehold Improvements. EITF No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

3. NEW ACCOUNTING PRONOUNCEMENTS (continued)

beginning in our second quarter of fiscal 2006. The adoption of this guidance did not have a material impact on our net earnings, cash flows or financial position.

American Jobs Creation Act: In the preceding interim financial reporting period, the Company indicated that it was evaluating the impact of the American Jobs Creation Act of 2004 in the context of a special deduction associated with the taxable income of companies with U.S. manufacturing activities. The Act provides that this deduction is effective with the Company’s tax year ending November 2006, which ends within the Company’s fiscal year ending June 2007. The benefit of such provisions will be phased-in during tax years November 2006 through November 2011. Accordingly, the Company has concluded that these provisions of the Act do not apply to the Company at this time.

Accounting for Conditional Asset Retirement Obligations: In March 2005, the FASB issued Financial Accounting Standards Board Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, and is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material effect on its consolidated financial statements.

4. INVENTORIES

Inventories consist of the following:

	December 25, 2004	December 24, 2005
Finished goods	$26,440	$31,872
Materials, packaging supplies, and work-in process	18,159	24,013
Growing crops	16,469	14,312

Total	$61,068	$70,197

5. INCOME TAXES

At the end of each interim financial reporting period, the Company determines an estimate of the effective income tax rate expected to be applicable for the fiscal year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent periods. The effective tax rate for fiscal 2006 is estimated to be 30.54%, and the rate for fiscal 2005 was 27.15%. The difference in the Company’s effective tax rate from the federal statutory rate is principally attributable to estimated state taxes in the current year and adjustments associated with state taxes for prior periods. The provision for income taxes for the thirteen weeks ended December 24, 2005 was $32,217, reflecting an effective tax rate of 39.64%, as compared to $17,732 in the thirteen weeks ended December 25, 2004, reflecting an effective tax rate of 20.30%. The provision for income taxes for the twenty-six weeks ended December 24, 2005 was $18,313, reflecting an effective tax rate of 36.55%, as compared to $11,961 in the twenty-six weeks ended December 25, 2004, reflecting an effective tax rate of 19.64%. The rates for the current fiscal year and interim periods differ from the similar periods in fiscal 2005 principally as a result of lower utilization of net operating losses at the state level in fiscal 2005 for which a tax benefit is recorded.

6. ACCRUED RESTRUCTURING COSTS

On June 17, 2004, the Company purchased all of the outstanding shares of common stock of Harry & David Operations Corp. from Yamanouchi Consumer Inc. (YCI), (the Acquisition). In accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability for restructuring costs associated with the Acquisition. The restructuring liability consisted of $7,304 in estimated costs to implement management’s plan for a reduction in force that began in August 2004. Additionally, the restructuring liability consisted of $3,173 in estimated costs to implement management’s plan to close nineteen underperforming Harry and David retail stores. As of December 24, 2005, the Company has closed fourteen of these stores. Of the $3,173,

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

6. ACCRUED RESTRUCTURING COSTS (continued)

approximately $300 is for severance costs related to terminated store management personnel and corporate positions directly associated with the stores division. These stores were identified for closure by the new ownership team based on historical and pro forma operating results. Management anticipates that all of the planned restructuring activities will be substantially completed as soon as reasonably possible. The following table summarizes the Company’s accrued restructuring costs.

	Thirteen weeks ended December 25, 2004			Thirteen weeks ended December 24, 2005
	September 25, 2004	Cash Payments	December 25, 2004	September 24, 2005	Cash Payments	Non-Cash Adjustments	December 24, 2005
Reduction in force	$4,694	$(2,372)	$2,322	$108	$(27)	$(81)	$—
Store closures	2,873	(196)	2,677	1,101	(55)	—	1,046
Store closure severance	300	—	300	150	—	—	150

Total	$7,867	$(2,568)	$5,299	$1,359	$(82)	$(81)	$1,196

	Twenty-six weeks ended December 25, 2004
	June 17, 2004	Cash Payments	December 25, 2004
Reduction in force	$7,304	$(4,982)	$2,322
Store closures	2,873	(196)	2,677
Store closure severance	300	—	300

Total	$10,477	$(5,178)	$5,299

	Twenty-six weeks ended December 24, 2005
	June 25, 2005	Cash Payments	Non-Cash Adjustments	December 24, 2005	Total Cash Payments to Date	Total Expected Costs
Reduction in force	$869	$(788)	$(81)	$—	$7,223	$7,040
Store closures	1,205	(159)	—	1,046	1,827	2,731
Store closure severance	150	—	—	150	150	300

Total	$2,224	$(947)	$(81)	$1,196	$9,200	$10,071

The $81 non-cash adjustment represents the unutilized portion of the reserve for reduction in force, once all these costs were completed this quarter. This reserve reversal was included in selling, general and administrative expense on our condensed consolidated statement of operations.

The store closure severance paid to employees as part of the restructuring was substantially complete as of December 24, 2005, and the remaining planned store closings will be completed as soon as reasonably possible. The remaining store closure reserve is primarily for anticipated lease termination fees.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

7. BORROWING ARRANGEMENTS

Revolving Credit Facilities

On June 17, 2004, the Company entered into a revolving credit agreement with a bank that provides for $150,000 of revolving credit secured by the assets of the Company. In conjunction with a refinancing, this agreement was amended to reduce the revolving credit to $125,000. During the thirteen and twenty-six week periods ending December 25, 2004 and December 24, 2005, the Company borrowed and repaid $90,000 and $104,000, respectively. At each of the periods ended December 25, 2004, June 25, 2005 and December 24, 2005, there were letters of credit in the amount of $4,000 outstanding and $146,000, $121,000 and $121,000 available for borrowings, respectively. The interest rate on this facility is variable, and as of December 25, 2004 and December 24, 2005, was set at LIBOR plus 3.0% and 2.25%, respectively. This agreement contains certain restrictive loan covenants, including financial covenants requiring the Company to maintain a maximum leverage ratio, minimum interest coverage ratio, minimum fixed charge coverage ratio, minimum liquidity, and maximum capital expenditures. As of December 24, 2005, the Company was in compliance with all its bank covenants under the revolving credit facility. However, due to weaker than anticipated earnings results in the quarter ended December 24, 2005 and based on current trends in the Company’s business, the Company believes it is probable that as of March 25, 2006, the next quarterly measurement date, it will be in violation of certain financial covenants under the revolving credit facility, including the debt coverage ratio, interest coverage ratio and fixed coverage ratio. The Company will be working diligently with its lenders to renegotiate these covenants and to obtain, where needed, sufficient waivers.

If subsequent to December 24, 2005 the Company violates any of its quarterly revolving credit facility covenant tests, it is possible that the Company’s lenders may limit the size of the Company’s seasonal $125,000 revolver. If the Company’s revolving credit facility was limited in size or not renewed for some reason, the Company would likely be required to find alternative seasonal funding sources. However, the Company believes that it has the necessary cash resources and liquidity to fund its business while pursuing alternative means of bank financing. As of December 24, 2005, the Company had no debt outstanding under its revolving credit agreement and had $4,000 in outstanding letters of credit, which the Company believes could be funded through other sources, if necessary. While the Company believes it will be able to renegotiate its covenants or obtain sufficient waivers on its revolving credit facility, there is no assurance that alternative funding, if needed, would be available to the Company on similar or acceptable terms.

Notes Payable

On June 17, 2004, the Company entered into an unsecured note agreement with a financial institution in the amount of $13,900. The interest rate on the facility was variable and set at LIBOR plus 1.5% with interest payments every three months. At December 25, 2004, $13,900 remained outstanding. This note was repaid in full on February 25, 2005.

Notes payable at June 25, 2005, consisted of $268 for short-term financing of software for the Company, of which $15 remained outstanding at December 24, 2005. The remaining balance of the note was paid in full in January 2006.

Long-Term Debt

In February 2005, the Company issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013. The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 8.33% and 9.41% at June 25, 2005 and December 24, 2005, respectively. The $175,000 of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments commencing on December 1, 2005. These notes represent the senior unsecured obligations of Harry & David Operations Corp., a wholly owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc and all of the Company’s current and future domestic subsidiaries. The indenture governing the notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all covenants at December 24, 2005. Absent waivers or a covenant renegotiation, the Company’s risk of a probable violation of its revolving credit facility covenants as of the quarter ending March 25, 2006, would not create a cross default with the senior notes.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

7. BORROWING ARRANGEMENTS (continued)

Registration Statement

On November 4, 2005, the Securities and Exchange Commission (SEC) declared the Company’s Registration Statement on Form S-4 (Registration No. 333-128870) as amended, effective. The Form S-4 related to the Company’s offer to exchange all of its outstanding floating rate notes and senior notes for an equal principal amount of such notes which have been registered under the Securities Act of 1933, as amended. Upon the effective date of the Form S-4 Registration Statement, the Company became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. Accordingly, the Company has been and will continue to file annual, quarterly and periodic reports with the SEC as required. The Company completed the exchange offer on December 16, 2005.

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

Thirteen and Twenty-six weeks ended December 24, 2005
Expected volatility	44.97%
Expected dividends	$0
Expected term (in years)	4.3 years
Risk-free rate	4.12%

A summary of option activity under the Plan for the thirteen weeks and twenty-six weeks ended December 24, 2005 is presented below:

Thirteen weeks ended December 24, 2005

Options	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at September 24, 2005	68,638	$82.60	8.75 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(220)	82.60	—

Outstanding at December 24, 2005	68,418	$82.60	8.5 years

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Twenty-six weeks ended December 24, 2005

Options	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at June 25, 2005	83,581	$82.60	9.0 years
Granted	—	—	—
Exercised	(14,888)	82.60	—
Forfeited	(275)	82.60	—

Outstanding at December 24, 2005	68,418	$82.60	8.5 years

Of the 68,418 options outstanding at December 24, 2005, 1,773 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 8.5 years. The total value of all options outstanding at December 24, 2005 was $2,055.

A summary of the status of the Company’s nonvested option shares as of December 24, 2005, and changes during the thirteen and twenty-six weeks ended December 24, 2005, is presented below:

Thirteen weeks ended December 24, 2005

Nonvested Option Shares	Option Shares	Weighted- Average Grant-Date Fair Value of Options
Outstanding at September 24, 2005	66,821	$30.04
Granted options	—	—
Vested	—	—
Forfeited	(176)	30.04

Outstanding at December 24, 2005	66,645	$30.04

Twenty-six weeks ended December 24, 2005

Nonvested Option Shares	Option Shares	Weighted- Average Grant-Date Fair Value of Options
Outstanding at June 25, 2005	66,865	$30.04
Granted options	—	—
Vested	—	—
Forfeited	(220)	30.04

Outstanding at December 24, 2005	66,645	$30.04

For the thirteen and twenty-six week periods ended December 24, 2005, the Company recognized $113 and $226 of stock compensation expense, respectively. The total income tax benefit recognized for these periods was $45 and $90, respectively. As of December 24, 2005, there remains a total of $1,645 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years. An assumption of a ten percent forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

9. BENEFIT PROGRAMS

The following represents the components of net periodic pension and postretirement costs in accordance with revised SFAS No. 132, Employers’ Disclosure About Pensions and Other Postretirement Benefits. The components of net periodic benefits for the Company’s qualified benefit and excess benefit plans are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Service cost	$1,094	$1,148	$1,992	$2,280
Interest cost	969	913	1,941	1,851
Expected return on plan assets	(677)	(614)	(1,531)	(1,376)
Amortization of prior service cost	—	3	—	5
Settlement gain	—	13	—	—

Net periodic benefit expense	$1,386	$1,463	$2,402	$2,760

During the thirteen and twenty-six weeks ended December 24, 2005, the Company made a $0 and $350 contribution to its defined benefit plans, respectively.

10. EARNINGS PER SHARE

Earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period, as follows (in thousands, except share and per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Net income	$69,636	$49,057	$48,930	$31,791

Weighted average common shares outstanding	1,000,000	1,014,888	1,000,000	1,012,171

Basic and diluted earnings per share	$69.64	$48.34	$48.93	$31.41

Options with an exercise price equal to the average market price of common shares were 0 and 68,437 for the thirteen weeks and 0 and 71,275 for the twenty-six weeks ended December 25, 2004 and December 24, 2005, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. INTANGIBLES

Intangible assets primarily consisted of trade names, trademarks, customer mailing lists and favorable lease agreements. The trade names and trademarks have indefinite lives. The customer mailing lists and favorable lease agreements are being amortized using the straight-line method over their estimated useful lives. The aggregate amortization expense was $594 and $570 for the thirteen week periods ended December 25, 2004 and December 24, 2005, respectively, and $1,187 and $1,154 for the twenty-six week periods ended December 25, 2004 and December 24, 2005, respectively, included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

11. INTANGIBLES (continued)

The following is a summary of intangible assets:

	December 25, 2004			December 24, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$28,765	$—	$28,765	$28,765	$—	$28,765
Harry and David customer and rental lists	6,805	(1,079)	5,726	6,805	(2,934)	3,871
Favorable lease agreements	1,877	(197)	1,680	1,971	(584)	1,387

	$37,447	$(1,276)	$36,171	$37,541	$(3,518)	$34,023

The increase of $94 in the gross carrying amount of the favorable lease agreements, as of December 24, 2005, is due to the closure of a store with a lease greater than the fair value at the time of the acquisition. The customer mailing and rental lists have estimated useful lives ranging from one to four years. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases ranging from three to ten years.

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

The Company’s food and horticultural products are subject to regulation and inspection by various governmental agencies, and involve the risk of injury to consumers. During the first twenty-six weeks of fiscal 2006, the Company was required to recall some of its products. The Company maintains product liability insurance in an amount that it believes is adequate to cover the costs associated with these recalls.

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

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

12. COMMITMENTS AND CONTINGENCIES (continued)

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Minimum rent expense	$8,179	$8,285	$14,234	$13,462
Contingent rent expense	13	94	53	138

Total rent expense	$8,192	$8,379	$14,287	$13,600

In connection with the Acquisition, the Company entered into an agreement with its shareholders Wasserstein and Highfields for financial management, consulting, and advisory services. We have agreed to pay fees of $1,000 annually (excluding out of pocket reimbursements) under this agreement. To the extent the management fees are not paid in any year, they will be accrued. If the Company’s proposed initial public offering is completed, the management agreement is expected to terminate and Wasserstein and Highfields will be paid a termination fee from a portion of the net proceeds of the proposed initial public offering. The termination fee will not exceed $10,000 based on the expected present value of the fees Wasserstein and Highfields would have received over the life of the management agreement. During the thirteen week periods ended December 25, 2004 and December 24, 2005, the Company paid $294 and $250, respectively, and during the twenty-six week periods ended December 25, 2004 and December 24, 2005, the Company paid $594 and $500, respectively, in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses.

Some of the agricultural lands owned by the Company receive water supply by facilities improved by or owned and operated by the United States government acting through the BOR (Bureau of Reclamation). Generally, the Reclamation Reform Act, or RRA, governs a landholder’s entitlement to receive water from federal reclamation projects, which requires filings to be submitted to the BOR. The Company owns approximately 4,000 acres considered by the BOR to be reportable. On December 22, 2005, the Company was successful in receiving permanent legislative relief to resolve these filing requirements. The legal and administrative fees for this legislative relief had an immaterial effect on our financial statements. The Company paid $243 to the BOR on January 6, 2006, for total settlement of all federal BOR repayment obligations, thus removing the reporting obligations on those lands. There remains approximately 40 acres of leased lands in southern Oregon that, if repayment is not made, the Company will be required to elect to either not receive water on that acreage or file reports for all remaining reportable acreage.

On February 18, 2005, the Company established a liquidity event award plan for each member of our senior management team who received stock options under the 2004 Stock Option Plan (described above) as of February 18, 2005. The aggregate amount of all potential awards to senior management is equal to $6,197, or 7.5% of the portion of the proceeds from the sale of notes that was distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award will vest on June 17, 2006, and 5% will vest quarterly thereafter, in each case, so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by our equity sponsors exceeds a certain level; (iii) we have available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of December 24, 2005, we have concluded that we are not obligated to accrue a liability or recognize any expense for the thirteen or twenty-six week period then ended.

13. SEGMENT REPORTING

The Company has three reportable segments, Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins. The Harry and David Direct Marketing segment markets premium gift-quality fruit, gourmet food products and gifts under the Harry and David® brand through the Harry and David catalog, Internet (harryanddavid.com), business-to-business and consumer telemarketing operations. The Harry and David Stores segment sells similar products through retail locations (outlet stores, specialty stores and a Country Village store). The Jackson & Perkins segment markets horticultural products and gifts through the Jackson & Perkins catalog, Internet (jacksonandperkins.com), consumer telemarketing and wholesale

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

13. SEGMENT REPORTING (continued)

operations. These reportable segments are strategic business units that offer similar products. They are managed separately because the business units utilize distinct marketing strategies. Performance of business units is evaluated considering revenue growth achieved and potential profitability, contribution to other units and capital investment requirements. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting polices. Transactions between reportable segments are generally recorded at cost. Other assets include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, deferred income taxes, third-party and intercompany debt and other corporate long-lived assets, including manufacturing facilities. Business units not required to be disclosed separately for segment reporting purposes are grouped in “Other” and include Harry and David wholesale, commercial sales of non-gift-quality fruit and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services and administrative and marketing support functions.

Dollars in thousands	Harry and David Direct Marketing	Harry and David Stores	Jackson & Perkins	Other	Total
Thirteen weeks ended December 25, 2004
Net external sales	$240,171	$65,051	$24,537	$5,179	$334,938
Net intersegment sales	(72,131)	(12,846)	(3,880)	88,857	—
Operating income (loss)	76,684	16,411	(209)	(840)	92,046
Net interest (expense) income	—	—	—	(4,980)	(4,980)
Pretax income (loss)	76,717	16,401	(209)	(5,541)	87,368
Net income (loss)	81,514	16,252	1,053	(29,183)	69,636
Total assets	70,384	34,428	52,627	338,150	495,589

Thirteen weeks ended December 24, 2005
Net external sales	$257,866	$66,471	$26,016	$12,039	$362,392
Net intersegment sales	(83,945)	(12,392)	(3,375)	99,712	—
Operating income (loss)	72,441	16,714	(826)	2,073	90,402
Net interest (expense) income	—	4	—	(6,952)	(6,948)
Pretax income (loss)	72,441	16,718	(826)	(7,059)	81,274
Net income (loss)	46,558	11,315	155	(8,971)	49,057
Total assets	78,942	44,268	59,495	314,694	497,399

Twenty-six weeks ended December 25, 2004
Net external sales	$264,923	$87,342	$28,676	$7,707	$388,648
Net intersegment sales	(92,236)	(19,472)	(4,231)	115,939	—
Operating income (loss)	64,680	10,390	(3,715)	(828)	70,527
Net interest (expense) income	—	1	—	(9,939)	(9,938)
Pretax income (loss)	64,713	10,381	(3,715)	(10,488)	60,891
Net income (loss)	74,605	12,926	(893)	(37,708)	48,930
Total assets	70,384	34,428	52,627	338,150	495,589

Twenty-six weeks ended December 24, 2005
Net external sales	$283,951	$88,228	$31,700	$16,236	$420,115
Net intersegment sales	(106,637)	(18,801)	(3,631)	129,069	—
Operating income (loss)	56,768	10,652	(4,394)	2,557	65,583
Net interest (expense) income	—	7	—	(13,306)	(13,299)
Pretax income (loss)	56,768	10,659	(4,394)	(12,929)	50,104
Net income (loss)	35,085	6,763	(2,788)	(7,269)	31,791
Total assets	78,942	44,268	59,495	314,694	497,399

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Harry & David Operations Corp. issued $70,000 of Senior Floating Rate Notes due 2012 and $175,000 of Senior Fixed Rate Notes due 2013 (collectively, the Notes) in February 2005 (see Note 7). In connection with Harry & David Operations Corp.’s completed exchange of the Notes for an equal principal amount of such notes registered under the Securities Act of 1933, the following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry & David Operations Corp. (the subsidiary issuer), (iii) Harry & David Holdings, Inc. (guarantor) subsidiaries of the Company that guarantee the Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of December 25, 2004 and December 24, 2005 and for the thirteen and twenty-six week periods ended December 25, 2004 and December 24, 2005. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors. The Company has not presented separate financial information for each of the subsidiary guarantors, because management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of December 25, 2004

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,404	$46,657	$107,105	$—	$155,166
Trade accounts and other receivable, net	—	258	26,450	—	26,708
Inventories, net	—	—	61,068	—	61,068
Prepaid catalog expenses	—	—	5,284	—	5,284
Income taxes receivable	—	—	—	19,053	19,053
Other current assets	—	1,900	8,049	455	10,404

Total current assets	1,404	48,815	207,956	19,508	277,683
Property, plant, and equipment, net	—	8,337	152,583	—	160,920
Software, net	—	11,187	661	—	11,848
Intangibles, net	—	—	36,171	—	36,171
Investment in subsidiaries	84,005	158,578	—	(242,583)	—
Deferred financing costs, net	(418)	7,811	—	—	7,393
Deferred income taxes	—	—	—	599	599
Other assets	—	326	649	—	975

Total assets	$84,991	$235,054	$398,020	$(222,476)	$495,589

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$(1,073)	$13,969	$33,942	$—	$46,838
Accrued payroll and benefits	—	3,287	17,167	—	20,454
Income taxes payable	—	(19,029)	(24)	19,053	—
Deferred revenue	—	—	42,375	—	42,375
Deferred income taxes	(557)	51,012	—	—	50,455
Accrued interest	87	3,731	1	—	3,819
Accrued restructuring costs	(4,989)	7,675	2,613	—	5,299
Other taxes payable	—	(267)	(188)	455	—
Other accrued liabilities	—	—	17,683	—	17,683
Current portion of long-term debt	13,900	—	—	—	13,900

Total current liabilities	7,368	60,378	113,569	19,508	200,823
Long-term debt	609	147,012	—	—	147,621
Accrued pension liability	—	—	29,997	—	29,997
Deferred income taxes	—	(599)	—	599	—
Intercompany debt	92,846	(173,000)	80,154	—	—
Other long-term liabilities	—	—	944	—	944

Total liabilities	100,823	33,791	224,664	20,107	379,385
Stockholders’ equity (deficit):
Common stock	—	11	2	(3)	10
Additional paid-in capital	—	221,024	105,548	(242,580)	83,992
Retained earnings (accumulated deficit)	(15,832)	(19,772)	67,806	—	32,202

Total stockholders’ equity (deficit)	(15,832)	201,263	173,356	(242,583)	116,204

Total liabilities and stockholders’ equity (deficit)	$84,991	$235,054	$398,020	$(222,476)	$495,589

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of December 24, 2005

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$46	$21,205	$125,890	$—	$147,141
Trade accounts and other receivable, net	165	(15,674)	49,000	—	33,491
Inventories, net	—	—	70,197	—	70,197
Prepaid catalog expenses	—	—	5,376	—	5,376
Income taxes receivable	—	—	—	381	381
Other current assets	—	1,685	6,872	449	9,006

Total current assets	211	7,216	257,335	830	265,592
Property, plant, and equipment, net	—	14,266	149,255	—	163,521
Software, net	—	9,826	884	—	10,710
Intangibles, net	—	—	34,023	—	34,023
Investment in subsidiaries	84,005	158,578	—	(242,583)	—
Deferred financing costs, net	—	14,317	—	—	14,317
Deferred income taxes, net	—	—	—	8,663	8,663
Other assets	—	326	247	—	573

Total assets	$84,216	$204,529	$441,744	$(233,090)	$497,399

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$9,370	$64,879	$—	$74,249
Accrued payroll and benefits	61	3,469	14,919	—	18,449
Income taxes payable	(17)	(107)	(706)	830	—
Deferred revenue	—	—	41,084	—	41,084
Deferred income taxes	(368)	(3,278)	48,918	—	45,272
Accrued interest	—	5,769	—	—	5,769
Accrued restructuring costs	—	—	1,196	—	1,196
Other accrued liabilities	—	2,264	17,581	—	19,845
Notes payable	—	15	—	—	15

Total current liabilities	(324)	17,502	187,871	830	205,879
Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	33,389	—	33,389
Deferred income taxes	(301)	(13,608)	5,246	8,663	—
Intercompany debt	185,295	(250,877)	65,582	—	—
Other long-term liabilities	—	—	2,711	—	2,711

Total liabilities	184,670	(1,983)	294,799	9,493	486,979
Stockholders’ equity (deficit):
Common stock	—	11	2	(3)	10
Additional paid-in capital	(80,642)	221,024	105,518	(242,580)	3,320
Retained earnings (accumulated deficit)	(19,812)	(14,523)	41,425	—	7,090

Total stockholders’ equity (deficit)	(100,454)	206,512	146,945	(242,583)	10,420

Total liabilities and stockholders’ equity (deficit)	$84,216	$204,529	$441,744	$(233,090)	$497,399

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 25, 2004

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net Sales	$—	$—	$427,253	$(92,315)	$334,938
Costs and expenses:
Cost of goods sold	—	—	252,495	(92,315)	160,180
Selling, general and administrative	—	1,181	81,531	—	82,712

	—	1,181	334,026	(92,315)	242,892

Operating income (loss)	—	(1,181)	93,227	—	92,046
Other (income) expense:
Interest income	—	(5)	(32)	—	(37)
Interest expense	565	4,466	(14)	—	5,017
Other income	—	(280)	(22)	—	(302)

	565	4,181	(68)	—	4,678

Income (loss) before provision for income taxes	(565)	(5,362)	93,295	—	87,368
Provision (benefit) for income taxes	(396)	22,099	(3,971)	—	17,732

Net income (loss)	$(169)	$(27,461)	$97,266	$—	$69,636

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 24, 2005

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net Sales	$—	$—	$465,442	$(103,050)	$362,392
Costs and expenses:
Cost of goods sold	—	—	288,261	(103,050)	185,211
Selling, general and administrative	—	—	86,779	—	86,779

	—	—	375,040	(103,050)	271,990

Operating income	—	—	90,402	—	90,402
Other (income) expense:
Interest income	(6)	—	(150)	—	(156)
Interest expense	—	7,098	6	—	7,104
Other expense	—	2,180	—	—	2,180

	(6)	9,278	(144)	—	9,128

Income (loss) before provision for income taxes	6	(9,278)	90,546	—	81,274
Provision for income taxes	7	2,015	30,195	—	32,217

Net income (loss)	$(1)	$(11,293)	$60,351	$—	$49,057

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the Twenty-six Weeks Ended December 25, 2004

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net Sales	$—	$—	$508,590	$(119,942)	$388,648
Costs and expenses:
Cost of goods sold	—	—	318,311	(119,942)	198,369
Selling, general and administrative	—	1,532	118,220	—	119,752

	—	1,532	436,531	(119,942)	318,121

Operating income (loss)	—	(1,532)	72,059	—	70,527
Other (income) expense:
Interest income	—	(13)	(32)	—	(45)
Interest expense	1,042	8,379	562	—	9,983
Other income	—	(280)	(22)	—	(302)

	1,042	8,086	508	—	9,636

Income (loss) before provision for income taxes	(1,042)	(9,618)	71,551	—	60,891
Provision (benefit) for income taxes	(601)	26,492	(13,930)	—	11,961

Net income (loss)	$(441)	$(36,110)	$85,481	$—	$48,930

Condensed Consolidating Statement of Operations

For the Twenty-six Weeks Ended December 24, 2005

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net Sales	$—	$—	$552,829	$(132,714)	$420,115
Costs and expenses:
Cost of goods sold	—	—	360,681	(132,714)	227,967
Selling, general and administrative	—	—	126,565	—	126,565

	—	—	487,246	(132,714)	354,532

Operating income	—	—	65,583	—	65,583
Other (income) expense:
Interest income	(12)	—	(246)	—	(258)
Interest expense	—	13,552	5	—	13,557
Other expense	—	2,180	—	—	2,180

	(12)	15,732	(241)	—	15,479

Income before provision for income taxes	12	15,732	65,824	—	50,104
Provision (benefit) for income taxes	4	(5,750)	24,059	—	18,313

Net income (loss)	$8	$(9,982)	$41,765	$—	$31,791

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the Twenty-six Weeks Ended December 25, 2004

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net income (loss)	$(441)	$(36,110)	$85,481	$—	$48,930
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation	—	809	4,623	—	5,432
Amortization	—	1,508	1,056	—	2,564
Amortization of deferred financing costs	954	—	—	—	954
Loss on disposal of property, plant, equipment & software	—	(2)	52	—	50
Deferred income taxes	—	52,255	—	—	52,255
Changes in operating assets and liabilities:
Accounts receivable	1,405	447	(11,940)	(24)	(10,112)
Inventories	—	—	3,514	—	3,514
Prepaid advertising and other assets	—	(390)	(5,666)	(34,858)	(40,914)
Accounts payable and accrued liabilities	(6,320)	(4,580)	20,383	34,882	44,365
Deferred revenue	—	—	28,015	—	28,015

Net cash provided by (used in) operating activities	(4,402)	13,937	125,518	—	135,053
Investing activities
Acquisition of property, plant, equipment, and software	—	(1,655)	(1,887)	—	(3,542)
Proceeds from the sale of property, plant, and equipment	—	14	12	—	26

Net cash used in investing activities	—	(1,641)	(1,875)	—	(3,516)
Financing activities
Borrowings of revolving debt	—	90,000	—	—	90,000
Repayments of revolving debt	—	(90,000)	—	—	(90,000)
Net (payments) receipts on intercompany debt	5,806	13,136	(18,942)	—	—

Net cash provided by (used in) financing activities	5,806	13,136	(18,942)	—	—

Increase in cash and cash equivalents	1,404	25,432	104,701	—	131,537
Cash and cash equivalents, beginning of period	—	21,225	2,404	—	23,629

Cash and cash equivalents, end of period	$1,404	$46,657	$107,105	$—	$155,166

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the Twenty-six Weeks Ended December 24, 2005

(in Thousands)

(Unaudited)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net income (loss)	$8	$(9,982)	$41,765	$—	$31,791
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	1,490	5,640	—	7,130
Amortization	—	1,642	1,086	—	2,728
Stock option compensation expense	226	—	—	—	226
Amortization of deferred financing costs	—	1,166	—	—	1,166
Write-off of deferred IPO costs	—	2,180	—	—	2,180
Loss on disposal of property, plant, equipment & software	—	(291)	670	(75)	304
Deferred income taxes	5,024	793	12,535	—	18,352
Changes in operating assets and liabilities:
Accounts receivable	—	222	(23,254)	—	(23,032)
Inventories	—	—	(1,537)	—	(1,537)
Prepaid advertising and other assets	—	(2,188)	(3,640)	(583)	(6,411)
Accounts payable and accrued liabilities	44	23,908	48,431	583	72,966
Deferred revenue	—	—	26,082	—	26,082

Net cash provided by (used in) operating activities	5,302	18,940	107,778	(75)	131,945
Investing activities
Acquisition of property, plant, equipment, and software	—	(2,750)	(4,082)	—	(6,832)
Proceeds from the sale of property, plant, and equipment	—	—	11	—	11
Transfer of property, plant and equipment	—	183	(258)	75	—

Net cash provided by (used in) investing activities	—	(2,567)	(4,329)	75	(6,821)
Financing activities
Borrowings of revolving debt	—	104,000	—	—	104,000
Repayments of revolving debt	—	(104,000)	—	—	(104,000)
Repayments of notes payable	—	(253)	—	—	(253)
Payments for deferred financing costs	(3,214)	2,000	—	—	(1,214)
Net (payments) receipts on intercompany debt	(2,077)	(10,646)	12,723	—	—
Proceeds from exercise of stock options	1,230	—	—	—	1,230
Dividends to stockholders	(2,600)	—	—	—	(2,600)

Net cash provided by (used in) financing activities	(6,661)	(8,899)	12,723	—	(2,837)

Increase (decrease) in cash and cash equivalents	(1,359)	7,474	116,172	—	122,287
Cash and cash equivalents, beginning of period	1,405	13,731	9,718	—	24,854

Cash and cash equivalents, end of period	$46	$21,205	$125,890	$—	$147,141

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

15. STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid In Capital	Accumulated (Deficit) Income	Total
	Shares	Value
Balance at September 24, 2005	1,014,888	$10	$3,207	$(39,367)	$(36,150)
Exercise of common stock options	—	—	—	—	—
Stock compensation expense	—	—	113	—	113
Dividends paid	—	—	—	(2,600)	(2,600)
Net income and comprehensive income	—	—	—	49,057	49,057

Balance at December 24, 2005	1,014,888	$10	$3,320	$7,090	$10,420

	Common Stock		Additional Paid In Capital	Accumulated (Deficit) Income	Total
	Shares	Value
Balance at June 25, 2005	1,000,000	$10	$1,864	$(22,101)	$(20,227)
Exercise of common stock options	14,888	—	1,230	—	1,230
Stock compensation expense	—	—	226	—	226
Dividends paid	—	—	—	(2,600)	(2,600)
Net income and comprehensive income	—	—	—	31,791	31,791

Balance at December 24, 2005	1,014,888	$10	$3,320	$7,090	$10,420

The Company’s comprehensive income and net income are the same for the thirteen and twenty-six week periods ended December 25, 2004 and December 24, 2005.

15. SUBSEQUENT EVENTS

On January 9, 2006 the Company reached a settlement with Factory Mutual Insurance on a claim arising out of inventory losses that occurred in 2001 at Hanson Cold Storage in Lafayette, Indiana. The Company’s signatures on the settlement document were completed on January 26, 2006, which authorized the depositing of the payment of $3,500, which is the gross settlement amount. In accordance with the agreement between the Company and YCI, the Company will pay 43% of the gross proceeds, or $1,505, to YCI. The net proceeds to the Company of $1,995 will be offset by approximately $200 in related legal expenses and other fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, which are included elsewhere in this report. This Quarterly Report contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Quarterly Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements.

The following information describes certain significant risks and uncertainties inherent in our business. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in other public filings.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for branded gift-quality fruit and gourmet food products and gifts as well as premium rose plants and horticultural products;

•	our production capabilities;

•	our relationships with, and other conditions affecting, our customers;

•	our plans and objectives for future operations and expansion or consolidation;

•	unexpected maintenance and equipment failure;

•	future economic or capital market conditions;

•	environmental laws and regulations, including those directly affecting our plant and food production;

•	competition;

•	employee benefits costs;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof;

•	our liquidity, results of operations and financial condition; and

•	the other risks described under “Risk Factors” in our Registration Statement on Form S-4 on file with the SEC.

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

We grow, manufacture, design and/or package products that account for the significant majority of our annual sales. In addition, we have created a substantial and scalable state-of-the-art infrastructure through recent significant capital expenditures in our production, fulfillment and distribution capabilities, our information technology systems and our retail stores network. Our vertically integrated operations allow us to efficiently manage our costs, quality assurance, manufacturing flexibility and inventory. Accordingly, we expect to derive cost structure and operating margin benefits as revenues increase. We believe that our vertical integration allows us to maintain a high degree of control over product quality compared with that of our competitors as we rely less heavily on third-party suppliers, particularly during peak periods. In addition, our vertical integration generally lowers our product sourcing costs, allows us to optimally adjust the assortment of products we offer and enables us to adjust product inventory levels to quickly respond to changes in customer demand.

Net sales consist of direct-to-customer sales and retail sales. Direct-to-customer sales include sales of merchandise to customers through catalogs and the Internet, as well as delivery income. Retail sales include sales of merchandise to customers at our retail stores. Delivery income consists of revenues received from customers for delivery of merchandise. Sales are net of sales returns, adjustments and other discounts.

Net sales are derived primarily from our three operating segments, Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins, as follows:

•	Harry and David Direct Marketing net sales are generated by sales of Harry and David merchandise through our catalog, Internet, business-to-business and consumer telemarketing operations;

•	Harry and David Stores net sales are generated by sales of Harry and David merchandise at our stores; and

•	Jackson & Perkins net sales are generated by sales of Jackson & Perkins merchandise through our catalog, Internet, consumer telemarketing and wholesale operations. Net sales also includes royalty income generated from the licensing of our patented products and the licensing of patented products of our licensors and sales of rotational farm crops grown at our Wasco, California facilities.

We derive other net sales from sales of Harry and David merchandise through the wholesale channel and commercial sales of non-gift-quality fruit.

During fiscal 2006, we have enhanced an existing proprietary database by extracting additional data from our order entry/customer service system, which enables us to track customer feedback, merchandising issues and other core operations. These improvements also provide us with timely information and this allows us to react quickly to customer and merchandising issues to reduce cancellations, returns and replacements. Our new primary carrier agreement, negotiated in the first fiscal quarter of 2006, resulted in positive delivery service efficiencies and fewer customer service complaints. Examples of these delivery efficiencies include increased support for last-minute order volumes, improved delivery service and enhanced package tracking.

We believe that several long-term economic and industry trends and factors that can impact our business, results of operations, liquidity and financial condition include:

•	Rising fuel and energy prices. Fuel and energy costs are a significant component of our production and delivery costs. Our fuel and energy costs have, and are expected to, fluctuate significantly. Our energy and fuel costs increased steadily in fiscal 2005 and in the first two quarters of fiscal 2006 and may continue to rise in the near-term. Rising fuel costs may also reduce consumers’ discretionary spending, which may adversely affect our sales.

•	Postal rate increases. In January 2006, U.S. Postal rates rose an average of 5.4% for mail and parcels. This increase as well as future increases will affect advertising costs for our catalogs and delivery rates for our customers.

•	Catastrophic weather events. Catastrophic weather events in the United States such as Hurricane Katrina, can impact demand from our customers or the delivery of catalogs or products to our customers and stores.

•	Increasing labor and medical costs. Increased labor and medical costs can not only affect the costs of our manufactured products but also affect our access to adequate labor.

•	Availability of seasonal workforce. We require a large number of seasonal workers to meet the product demand during our peak season.

Our substantial leverage can impact our business, results of operations, liquidity and financial condition, which could:

•	increase our sensitivity to interest rate fluctuations;

•	limit our ability to obtain additional financing to fund working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	require us to dedicate a substantial portion of our cash flows from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of that cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	cause our suppliers to institute more onerous payment terms generally or require us to purchase letters of credit for this purpose;

•	limit our ability to enter into new store leases or renew existing store leases;

•	make us more sensitive to any future reduction in our long-term credit rating, which could result in reduced access to the capital markets and higher interest costs on future financings;

•	lead us to have less favorable credit terms, which would increase the amount of working capital necessary to conduct our business; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Additionally, our revolving credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term interests such as selling assets, strategic acquisitions, paying dividends and borrowing additional funds. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt which could leave us unable to meet some or all of our obligations. See Note 7 to our condensed consolidated financial statements included elsewhere in this report.

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our consolidated net sales and net sales by operating segment for the periods indicated (dollars in thousands).

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	December 25, 2004	Percentage	December 24, 2005	Percentage	December 25, 2004	Percentage	December 24, 2005	Percentage
Harry and David Direct Marketing	$240,171	71.7%	$257,866	71.2%	$264,923	68.1%	$283,951	67.6%
Harry and David Stores	65,051	19.4%	66,471	18.3%	87,342	22.5%	88,228	21.0%
Jackson & Perkins	24,537	7.3%	26,016	7.2%	28,676	7.4%	31,700	7.5%
Other	5,179	1.6%	12,039	3.3%	7,707	2.0%	16,236	3.9%

Total Net Sales	$334,938	100.0%	$362,392	100.0%	$388,648	100.0%	$420,115	100.0%

Consolidated net sales of $362.4 million for the thirteen week period ended December 24, 2005 increased $27.5 million, or 8.2%, over the thirteen week period ended December 25, 2004. The net sales increase was the result of increases in catalog circulation, Internet advertising, comparable store sales, our wholesale customer base, and an extended standard delivery period in our direct marketing businesses during the holiday selling season.

We received approximately 2.2 million telephone, mail, fax and internet orders during the three months ended December 24, 2005, an increase of 7.6% over the prior year period. During the three months ended December 24, 2005, we shipped over 5.9 million packages, an increase of 8.9% over the prior year period.

Consolidated net sales of $420.1 million for the twenty-six week period ended December 24, 2005 increased $31.5 million, or 8.1%, over the twenty-six week period ended December 25, 2004. The drivers of the increase in the twenty-six week period results were primarily the same as those for the thirteen week period.

Harry and David Direct Marketing

Harry and David Direct Marketing net sales, which include catalog, Internet, business-to-business and outbound telemarketing sales, as well as delivery income, increased $17.7 million, or 7.4%, to $257.9 million in the thirteen week period ended December 24, 2005, from $240.2 million in the thirteen week period ended December 25, 2004. The increase was primarily due to a 6.6% overall increase in catalog circulation and advertising in the direct mail and Internet channels, as well as increased promotional activity, including delivery discounts and product markdowns.

Harry and David Direct Marketing net sales increased $19.1 million, or 7.2%, to $284 million in the twenty-six week period ended December 24, 2005, from $264.9 million in the twenty-six week period ended December 25, 2004. The drivers of the increase in the twenty-six week period results are primarily the same as those for the thirteen week period.

Harry and David Stores

Harry and David Stores net sales increased $1.5 million, or 2.2%, to $66.5 million in the thirteen week period ended December 24, 2005, from $65.0 million in the thirteen week period ended December 25, 2004. Net sales increased due to higher store traffic and higher average dollar transactions, new product introductions as well as more effective inventory management, despite having closed fourteen stores since February 2005. Sales for comparable stores were up 9.5% for the thirteen week period ended December 24, 2005. We have experienced increased comparable store sales for the last twenty-five consecutive months, through December 2005, after adjusting for last year’s shift of the Easter holiday. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store.

Harry and David Stores net sales increased $0.9 million, or 1.0%, to $88.2 million in the twenty-six week period ended December 24, 2005 from $87.3 million in the twenty-six week period ended December 25, 2004. The drivers of the increase in the twenty-six week period results are primarily the same as those for the thirteen week period.

Jackson & Perkins

Jackson & Perkins net sales increased $1.5 million, or 6.0%, to $26.0 million in the thirteen week period ended December 24, 2005 from $24.5 million in the thirteen week period ended December 25, 2004. Jackson & Perkins direct marketing net sales increased $1.0 million, or 5.2% for the quarter. This increase was primarily driven by higher response rates from the catalog combined with increased Internet advertising and increased promotions and markdowns. The remaining increase was primarily driven by improved returns and adjustments in the Jackson & Perkins wholesale division compared to the thirteen week period ended December 25, 2004.

Jackson & Perkins net sales increased $3.0 million, or 10.5%, to $31.7 million in the twenty-six week period ended December 24, 2005 from $28.7 million in the twenty-six week period ended December 25, 2004. The drivers of the increase in the twenty-six week period results are primarily the same as those for the thirteen week period.

Other

Other net sales increased $6.8 million, or 132.5%, to $12.0 million in the thirteen week period ended December 24, 2005 from $5.2 million in the thirteen week period ended December 25, 2004. Harry and David wholesale net sales of $11.3 million for the thirteen week period ended December 24, 2005 drove $6.7 million of this increase primarily due to the acquisition of new customers and expansion of sales from existing customers.

Other net sales increased $8.5 million, or 110.7%, to $16.2 million in the twenty-six week period ended December 24, 2005 from $7.7 million in the twenty-six week period ended December 25, 2004. Harry and David wholesale net sales of $15.2 million for the twenty-six week period ended December 24, 2005 drove $8.3 million of this increase. The drivers of the twenty-six week period results are primarily the same as those for the thirteen week period.

COST OF GOODS SOLD

The following table summarizes our consolidated cost of goods sold and cost of goods sold by operating segment for the periods indicated.

(Dollars in thousands)

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	December 25, 2004	% Net Revenues	December 24 2005	% Net Revenues	December 25, 2004	% Net Revenues	December 24 2005	% Net Revenues
Harry and David Direct Marketing	$110,268	45.9%	$127,868	49.6%	$130,378	49.2%	$150,098	52.9%
Harry and David Stores	30,264	46.5%	31,395	47.2%	42,585	48.8%	43,295	49.1%
Jackson & Perkins	15,725	64.1%	16,821	64.7%	19,805	69.1%	22,371	70.6%
Other	3,923	75.7%	9,127	75.8%	5,601	72.7%	12,203	75.2%

Total	$160,180	47.8%	$185,211	51.1%	$198,369	51.1%	$227,967	54.3%

Cost of goods sold includes cost of goods, occupancy expenses for manufacturing and distribution facilities, warehouse and fulfillment costs and product delivery costs. Cost of goods consists of manufacturing costs, costs of externally purchased merchandise, inbound freight expenses, freight to other production/fulfillment locations, freight to stores, and other inventory-related costs such as shrinkage, markdowns and surplus write-offs. Occupancy expenses consist of depreciation, rent, utilities and other general occupancy costs. Warehouse and fulfillment costs consist of labor, storage and equipment expenses and other costs related to inventory positioning, shipment planning, receiving, picking, packing and shipping product to the end customer, stores and production/fulfillment locations. Product delivery costs consist of third-party delivery services to customers.

Cost of goods sold increased $25.0 million, or 15.6%, to $185.2 million in the thirteen week period ended December 24, 2005 from $160.2 million in the thirteen week period ended December 25, 2004. Cost of goods sold as a percentage of consolidated net sales was 51.1% in the thirteen week period ended December 24, 2005 as compared to 47.8% in the thirteen week period ended December 25, 2004. Increased fuel surcharges drove variable cost increases for our products; in addition, the cost of delivering the products to our customers was higher due to fuel surcharges as well as shifts between surface and expedited shipments, particularly late in the holiday season. Additional increases included product raw material costs, product design changes, and higher payroll costs associated with a larger than planned pear harvest in fiscal 2006. The combination of higher product markdowns and delivery discounts impacted net sales, thereby increasing the cost of goods sold as a percentage of net sales compared to prior year.

Cost of goods sold increased $29.6 million, or 14.9%, to $228 million in the twenty-six week period ended December 24, 2005 from $198.4 million in the twenty-six week period ended December 25, 2004. Cost of goods sold as a percentage of consolidated net sales was 54.3% in the twenty-six week period ended December 24, 2005 as compared to 51.1% in the twenty-six week period ended December 25, 2004. The drivers of the twenty-six week period results are primarily the same as those for the thirteen week period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes our consolidated selling, general, and administrative expenses and selling, general, and administrative expenses by operating segment for the periods indicated.

(Dollars in thousands)

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	December 25, 2004	% Net Revenues	December 24 2005	% Net Revenues	December 25, 2004	% Net Revenues	December 24 2005	% Net Revenues
Harry and David Direct Marketing	$53,218	22.2%	$57,558	22.3%	$69,864	26.4%	$77,086	27.1%
Harry and David Stores	18,376	28.2%	18,362	27.6%	34,367	39.3%	34,280	38.9%
Jackson & Perkins	9,021	36.8%	10,021	38.5%	12,586	43.9%	13,723	43.3%
Other	2,097	40.5%	838	7.0%	2,935	38.1%	1,476	9.1%

Total	$82,712	24.7%	$86,779	24.0%	$119,752	30.8%	$126,565	30.1%

Selling, general and administrative expenses consist of occupancy costs associated with our stores and corporate facility, advertising, credit costs, call center expenses, depreciation and amortization for store leasehold improvements and fixtures, corporate facilities, IT equipment and software, and corporate administrative functions. Occupancy expenses associated with the stores and corporate facility include rent, common area maintenance, utilities and other general expenses. Corporate administrative functions include the costs of executive administration, legal, human resources, finance, insurance, information technology services and other general expenses.

Selling, general and administrative expenses increased $4.1 million to $86.8 million in the thirteen week period ended December 24, 2005 compared to $82.7 million in the thirteen week period ended December 25, 2004. Selling, general and administrative expense as a percentage of consolidated net sales was 24.0% in the thirteen week period ended December 24, 2005, as compared to 24.7% in the thirteen week period ended December 25, 2004. The increased spending over the prior period was primarily related to increased advertising associated with a 5.9% increase in catalog circulation and an increase in marketing expenses in our Internet and stores channels.

Selling, general and administrative expenses increased $6.8 million to $126.5 million in the twenty-six week period ended December 24, 2005 compared to $119.7 million in the twenty-six week period ended December 25, 2004. Selling, general and administrative expense as a percentage of consolidated net sales was 30.1% in the twenty-six week period ended December 24, 2005, as compared to 30.8% in the twenty-six week period ended December 25, 2004. The drivers of the twenty-six week period results are primarily the same as those for the thirteen week period.

OTHER (INCOME) EXPENSE

The following table summarizes our consolidated other (income)/expense and other (income)/expense by operating segment for the periods indicated.

(Dollars in thousands)

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	December 25, 2004	% Net Revenues	December 24 2005	% Net Revenues	December 25, 2004	% Net Revenues	December 24 2005	% Net Revenues
Harry and David Direct Marketing	$(32)	—	$—	—	$(32)	—	$—	—
Harry and David Stores	10	—	(4)	—	9	—	(6)	—
Jackson & Perkins	—	—	—	—	—	—	—	—
Other	4,700	90.8%	9,132	75.8%	9,659	125.3%	15,485	95.4%

Total	$4,678	1.4%	$9,128	2.5%	$9,636	2.4%	$15,479	3.7%

Other expense increased by $4.4 million to $9.1 million in the thirteen week period ended December 24, 2005 from $4.7 million in the thirteen week period ended December 25, 2004. During the fourth quarter of fiscal 2005 and the first two quarters of fiscal 2006, we incurred approximately $2.2 million of legal, accounting and other professional fees related to a planned initial public offering of our common stock. However, given current market conditions and other factors, we have postponed the Offering and have decided to expense these costs in the second fiscal quarter as we anticipate that the planned offering will not take place in fiscal 2006. In addition to the expensed offering costs, the remainder of the increase is primarily due to increased interest expense as a result of a higher level of debt including $245.0 million in fixed and floating rate bonds and $104.0 million in peak revolver borrowings versus last year’s debt of a $155.0 million term loan, $13.9 million bridge loan and $90.0 million in peak revolver borrowings.

Other expense increased by $5.8 million to $15.5 million in the twenty-six week period ended December 24, 2005 from $9.6 million in the twenty-six week period ended December 25, 2004. The drivers of the twenty-six week period results are primarily the same as those for the thirteen week period.

The provision for income taxes for the thirteen weeks ended December 24, 2005 was $32.2 million, reflecting an effective tax rate of 39.6%, as compared to $17.7 million in the thirteen weeks ended December 25, 2004, reflecting an effective tax rate of 20.3%. The effective tax rate for fiscal 2006 is estimated to be 30.5%, and the rate for fiscal 2005 was 27.2%. The rates for the current fiscal year and interim periods differ from the similar periods in fiscal 2005 principally as a result of net operating losses at the state level for which a tax benefit is recorded and as a result of the seasonality impact on estimated future earnings on which tax is estimated.

EBITDA

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see note below, Non-GAAP Financial Measure: EBITDA. The following table reconciles EBITDA to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income, which we believe to be the closest GAAP performance measure to EBITDA:

	Thirteen weeks ended		Twenty-six weeks ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Net cash provided by operating activities	$193,875	$203,108	$135,053	$131,945
Stock option expense	—	113	—	226
Changes in operating assets and liabilities	75,243	114,197	24,868	68,068
Write-off of deferred IPO costs	—	2,180	—	2,180
(Income) loss on impairment or retirement of PP&E	(8)	229	50	304
Deferred income taxes	44,776	32,067	52,255	18,352
Deferred financing costs	168	583	954	1,166
Depreciation and amortization	4,060	4,682	7,996	9,858

Net income	$69,636	$49,057	$48,930	$31,791
Interest expense, net	4,980	6,948	9,938	13,299
Provision for income taxes	17,732	32,217	11,961	18,313
Depreciation and amortization	4,060	4,682	7,996	9,858

EBITDA	$96,408	$92,904	$78,825	$73,261

In the thirteen week period ended December 25, 2004, net income and EBITDA included:

•	$1.5 million of income related to closed stores (income is due to December sales seasonality);

•	$0.2 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$0.9 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.8 million of purchase accounting adjustments reflecting a one-time non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting in connection with our acquisition of Harry & David Operations Corp. on June 17, 2004;

•	$0.1 million of rental income due to a change in accounting treatment;

•	$0.3 million of other income related to the collection of a note receivable written off during fiscal 2002;

•	$0.5 million related to fixed asset impairment charges from a lower rose crop harvest yield associated with a new growing technique; and

•	$0.3 million of fees paid to Wasserstein and Highfields under the management agreement.

In the thirteen week period ended December 24, 2005, net income and EBITDA included:

•	$0.9 million of income related to closed stores (income is due to December sales seasonality);

•	$0.1 million of purchase accounting adjustments reflecting a one-time non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting in connection with our acquisition of Harry & David Operations Corp. on June 17, 2004;

•	$0.1 million of charges related to the grant of stock options;

•	$0.3 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.1 million of incremental employee executive recruiting and relocation charges; and

•	$2.2 million of deferred IPO costs that were written off.

In the twenty-six week period ended December 25, 2004, net income and EBITDA included:

•	$0.3 million of income related to closed stores (income is due to December sales seasonality);

•	$0.9 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$1.2 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$1.1 million of purchase accounting adjustments reflecting a one-time non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting in connection with our acquisition of Harry & David Operations Corp. on June 17, 2004;

•	$0.1 million of rental income due to a change in accounting treatment;

•	$0.3 million of other income related to the collection of a note receivable written off during fiscal 2002;

•	$0.5 million related to fixed asset impairment charges from a lower rose crop harvest yield associated with a new growing technique; and

•	$0.6 million of fees paid to Wasserstein and Highfields under the management agreement.

In the twenty-six week period ended December 24, 2005, net income and EBITDA included:

•	$0.3 million of income related to closed stores (income is due to December sales seasonality);

•	$0.1 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$0.1 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.1 million of purchase accounting adjustments reflecting a one-time non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting in connection with our acquisition of Harry & David Operations Corp. on June 17, 2004;

•	$0.1 million of rental income due to a change in accounting treatment;

•	$0.2 million of charges related to the grant of stock options;

•	$0.5 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.6 million of incremental employee executive recruiting and relocation charges; and

•	$2.2 million of deferred IPO costs that were written off.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures and investments. At December 24, 2005 our primary sources of liquidity were cash and cash equivalents of $147.1 million and our unused revolving credit facility of $121.0 million. We rely heavily on our revolving credit facility to finance operations leading up to the December holiday selling season. There were $0.0 million of borrowings and $4.0 million in the form of stand-by letters of credit on the revolving credit facility on December 24, 2005. Borrowings on the revolving credit facility peaked at $104.0 million on November 23, 2005 and were fully paid on December 13, 2005. Borrowings on the revolving credit facility are expected to remain unchanged until the first quarter of fiscal 2007. Generally, cash from operations is the highest in the month of December because of the holiday season and the seasonality of our business.

Cash Flows from Operating Activities

Cash provided by operating activities totaled $132.0 million in the first two quarters of fiscal 2006 compared to $135.1 million in the first two quarters of fiscal 2005. The $3.1 million decrease was due to the combined impacts of:

•	$17.1 million lower net income;

•	$33.9 million reduction in deferred income taxes due to reduced income; and

•	$12.9 million increase in accounts receivable primarily due to increased sales from Harry and David Wholesale, and the sales of pre-paid gift cards.

These impacts were offset by:

•	a $28.7 million increase in accounts payable due to a transition to a new primary carrier with deferred payment terms as well as increased purchases of inventory; and

•	$33.7 million decrease in prepaid advertising and other assets resulting primarily from a $34.2 million decrease in income taxes receivable offset in deferred taxes above.

Cash Flows from Investment Activities

Cash used for investment activities was $6.8 million in the first half of fiscal 2006 compared to $3.5 million in the first half of fiscal 2005. The increase resulted from higher capital spending. Capital expenditures in fiscal 2006 primarily included investment in e-commerce systems ($1.7 million) and refurbishment of existing stores ($1.0 million).

We currently expect our capital expenditures to be approximately $18.5 million for fiscal 2006, primarily for e-commerce upgrades, fulfillment and transportation system upgrades, increases in manufacturing capacity and infrastructure improvements in information technology and stores. However, our capital expenditures may be different than currently anticipated depending upon the size and nature of new business opportunities and actual cash flows generated by our operations.

Cash Flows from Financing Activities

Cash used in financing activities totaled $2.8 million in the first half of fiscal 2006 compared to $0.0 million in the first half of fiscal 2005. The increase is primarily driven by $2.6 million in dividends paid to our shareholders.

We currently believe that our available cash, cash equivalents, cash flow from operations and borrowings available under the revolving credit facility will be sufficient to service our debt and to finance our operations and expected capital requirements for at least the next twelve months.

As of December 24, 2005, we were in compliance with all our bank covenants under the revolving credit facility. However, due to weaker than anticipated earnings results in the quarter ended December 24, 2005 and based on current trends in our business, we believe it is probable that as of March 25, 2006, the next quarterly measurement date, we will be in violation of certain financial covenants under the revolving credit facility, including the debt coverage ratio, interest coverage ratio and fixed coverage ratio. We will be working diligently with our lenders to renegotiate these covenants and to obtain, where needed, sufficient waivers.

If subsequent to December 24, 2005 we violate any of our quarterly revolving credit facility covenant tests, it is possible that our lenders may limit the size of our seasonal $125.0 million revolver. If our revolving credit facility was limited in size or not renewed for some reason, we would likely be required to find alternative seasonal funding sources. However, we believe that we have the necessary cash resources and liquidity to fund our business while pursuing alternative means of bank financing. As of December 24, 2005, we had no debt outstanding under our revolving credit agreement and had $4.0 million in outstanding letters of credit, which we believe could be funded through other sources, if necessary. While we believe we will be able to renegotiate certain covenants or obtain sufficient waivers on our revolving credit facility, there is no assurance that alternative funding, if needed, would be available to us on similar or acceptable terms. Absent waivers or a covenant renegotiation, the risk of a probable violation of our revolving credit facility covenants as of the quarter ending March 25, 2006, would not create a cross default with our senior notes.

Seasonality

Historically, our business has been subject to substantial seasonal variations in demand and a significant portion of our net sales and net earnings are realized during the holiday selling season from October through December, and levels of net sales and net earnings have generally been significantly lower during the period from January to September. We believe this is a general pattern for the direct-to-customer and retail industries, but it is more pronounced for our company than for others due to the gift-giving nature of our products.

Accordingly, changing economic conditions or deviations from projected demand for products during the fourth calendar quarter can have a materially favorable or adverse impact on our financial position and results for the full year. Because we commit to certain fixed costs in anticipation of expected sales during the holiday selling season in the fourth calendar quarter, if our actual sales during that calendar quarter are lower than anticipated, our results of operations and profitability will be negatively impacted. In addition, our primary growing season occurs during the second and third calendar quarters. Because we must commit to certain fixed costs before we know the results of a particular harvest, inclement weather conditions and agricultural pests leading to lower harvest yields can also negatively impact our sales and profitability.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our audited condensed consolidated financial statements not included herein. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

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

We use EBITDA, in conjunction with GAAP measures such as cash flows from operating activities, cash flows from investing activities and cash flows from financing activities, to assess our liquidity, financial leverage and ability to service our outstanding debt. For example, certain covenant and compliance ratios under our revolving credit facility and the indenture governing the outstanding notes use EBITDA, as further adjusted for certain items as defined in each agreement. If we are not able to comply with these covenants, we may not be able to borrow additional amounts, incur more debt to finance our ongoing operations and working capital or take other actions. In addition, the lenders could accelerate the outstanding amounts, which could materially and adversely affect our liquidity and financial position.

We use EBITDA, in conjunction with the other GAAP measures discussed above, to assess our debt to cash flow leverage, to plan and forecast overall expectations and to evaluate actual results against such expectations; to assess our ability to service existing debt and incur new debt; and to measure the rate of capital expenditure and cash outlays from year to year and to assess our ability to fund future capital and non-capital projects. We believe that, like management, debt and equity investors frequently use (and expect to be able to continue to use) EBITDA to compare debt to cash flow leverage among companies.

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

Furthermore, we use EBITDA (in conjunction with other GAAP and non-GAAP measures such as operating income, capital expenditures, taxes and changes in working capital) to measure return on capital employed. EBITDA allows us to determine the cash return after taxes, capital spending and changes in working capital generated by the total equity employed in our company. We believe return on capital employed is a useful measure because it indicates the total returns generated by our business, which, when viewed together with profit margin information, allows us to better evaluate profitability and profit margin trends.

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

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and commodity prices, which could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities and on a limited basis, the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes.

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

We are committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events and the inability to eliminate misconduct completely.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 24, 2005. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 24, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

The internal control deficiencies identified at the end of fiscal 2005 related to our financial closing process and our information technology general controls environment. We are taking remedial measures to improve the effectiveness of our internal controls, and management believes that these efforts will not only address the internal control deficiencies described above, but also improve the effectiveness of our disclosure and internal controls in the future. Specifically, we are and will be:

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

The process and control improvements described above, which are still in the process of being implemented, are the only changes in our internal controls during the thirteen weeks ended December 24, 2005, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures. We plan to continue to assess our internal controls and procedures and will take further action as necessary or appropriate to address any other matters we identify, including to effect compliance with Section 404 of the Sarbanes-Oxley Act when we are required to make an assessment of our internal controls under Section 404 for fiscal 2007.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Harry & David Holdings, Inc. Bylaws (Filed as Exhibit 3.15 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Financial Officer and Chief Executive Officer

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

HARRY & DAVID HOLDINGS, INC.

By:	/s/ WILLIAM H. WILLIAMS
William H. Williams
President and Chief Executive Officer

By:	/s/ STEPHEN V. O’CONNELL
Stephen V. O’Connell
Chief Financial Officer and Chief Administrative Officer

February 7, 2006