Form 10-Q
period 2006-03-25
Harry & David Holdings, Inc.
filed 2006-05-09
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2006

or

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

(541) 864-2362

(Registrant’s telephone number including area code)

None

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate	by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 9, 2006
Common stock $0.01 par value	1,014,888

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share Data)

	March 26, 2005 Unaudited	June 25, 2005	March 25, 2006 Unaudited
Assets

Current assets:
Cash and cash equivalents	$67,885	$24,854	$54,749
Trade accounts receivable, net	20,797	8,434	19,352
Other receivables	1,988	2,025	5,215
Inventories, net	57,057	68,660	65,979
Prepaid catalog expenses	6,602	3,811	6,029
Income taxes receivable	4,367	247	216
Other current assets	7,218	6,220	9,577

Total current assets	165,914	114,251	161,117

Property, plant, and equipment, net	164,138	165,006	163,025
Software, net	11,738	11,705	9,813
Intangibles, net	35,678	35,084	33,524
Deferred financing costs, net	14,854	14,269	15,432
Deferred income taxes	7,082	5,869	14,387
Other assets	596	628	536

Total assets	$400,000	$346,812	$397,834

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$30,308	$18,759	$29,424
Accrued payroll and benefits	18,500	15,943	15,068
Deferred revenue	22,216	15,002	25,223
Deferred income taxes	37,207	24,127	41,357
Accrued interest	1,840	5,940	1,799
Accrued restructuring costs	3,856	2,224	584
Other accrued liabilities	7,011	6,996	11,035
Notes payable	—	268	—

Total current liabilities	120,938	89,259	124,490

Long-term debt	245,000	245,000	245,000
Accrued pension liability	29,741	30,982	34,490
Other long-term liabilities	1,345	1,798	2,867

Total liabilities	397,024	367,039	406,847

Commitments and contingencies	—	—	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,000,000, 1,000,000 and 1,014,888 shares at March 26, 2005, June 25, 2005 and March 25, 2006, respectively	10	10	10
Additional paid-in capital	1,131	1,864	3,433
Retained earnings (accumulated deficit)	1,835	(22,101)	(12,456)

Total stockholders’ equity (deficit)	2,976	(20,227)	(9,013)

Total liabilities and stockholders’ equity (deficit)	$400,000	$346,812	$397,834

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirteen weeks ended
	March 26, 2005	March 25, 2006
Net sales	$103,660	$94,583

Costs and expenses:
Cost of goods sold	69,596	72,445
Selling, general and administrative	50,469	46,833
Selling, general and administrative – related party	250	250

	120,315	119,528

Operating loss	(16,655)	(24,945)

Other (income) expense:
Interest income	(553)	(1,027)
Interest expense	19,159	6,722
Other (income) expense	33	(1,714)

	18,639	3,981

Loss before income taxes	(35,294)	(28,926)
Benefit for income taxes	(7,186)	(9,380)

Net loss	$(28,108)	$(19,546)

Loss per share:
Basic and diluted	$(28.11)	$(19.26)

Weighted-average shares used in per share calculations:
Basic and diluted	1,000,000	1,014,888

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirty-nine weeks ended
	March 26, 2005	March 25, 2006
Net sales	$492,308	$514,698

Costs and expenses:
Cost of goods sold	267,965	300,412
Selling, general and administrative	169,627	172,898
Selling, general and administrative – related party	844	750

	438,436	474,060

Operating income	53,872	40,638

Other (income) expense:
Interest income	(598)	(1,285)
Interest expense	29,142	20,279
Other (income) expense	(269)	466

	28,275	19,460

Income before income taxes	25,597	21,178
Provision for income taxes	4,775	8,933

Net income	$20,822	$12,245

Earnings per share:
Basic and diluted	$20.82	$12.10

Weighted-average shares used in per share calculations:
Basic and diluted	1,000,000	1,012,171

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Thirty-nine weeks ended
	March 26, 2005	March 25, 2006
Operating activities
Net income	$20,822	$12,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,017	10,454
Amortization	3,715	4,038
Stock option compensation expense	—	339
Amortization of deferred financing costs	2,357	1,823
Write-off of deferred financing costs	7,956	—
Write-off of deferred IPO costs	—	2,180
Loss on disposal of property, plant, equipment, and software	208	704
Deferred income taxes	32,524	8,712
Changes in operating assets and liabilities:
Accounts receivable	(6,189)	(14,108)
Inventories	7,525	2,681
Prepaid catalog and other assets	(26,118)	(7,335)
Accounts payable and accrued liabilities	12,209	12,626
Deferred revenue	7,856	10,221

Net cash provided by operating activities	70,882	44,580

Investing activities
Acquisition of property, plant, equipment, and software	(10,404)	(10,085)
Proceeds from the sale of property, plant, and equipment	29	24

Net cash used in investing activities	(10,375)	(10,061)

Financing activities
Borrowings of long-term debt	245,000	—
Repayments of long-term debt	(155,000)	—
Borrowings of revolving debt	90,000	104,000
Repayments of revolving debt	(90,000)	(104,000)
Payments of notes payable	(13,900)	(268)
Payments for deferred financing costs	(9,490)	(2,986)
Proceeds from exercise of stock options	—	1,230
Dividends paid	—	(2,600)
Return of capital to stockholders	(82,600)	—
Stockholder note	(261)	—

Net cash used in financing activities	(16,251)	(4,624)

Increase in cash and cash equivalents	44,256	29,895
Cash and cash equivalents, beginning of period	23,629	24,854

Cash and cash equivalents, end of period	$67,885	$54,749

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

1. BUSINESS

Harry & David Holdings, Inc. (the Company, we, us and our) is a vertically-integrated multichannel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David® brand, and premium rose plants, horticultural products, and home and garden décor marketed under the Jackson & Perkins® brand. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business and consumer telemarketing, Harry and David stores and wholesale distribution to other retailers.

2. BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly owned subsidiaries. The Condensed Consolidated Balance Sheets as of March 26, 2005 and March 25, 2006, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended March 26, 2005 and March 25, 2006, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended March 26, 2005 and March 25, 2006 have been prepared from the Company’s unaudited Condensed Consolidated Financial Statements. In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and thirty-nine week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 25, 2005 presented in this report has been derived from the Company’s audited balance sheet not included in this report.

The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the full fiscal year. In the second quarter of each fiscal year, the Company typically realizes its highest sales of the fiscal year as it includes the most significant holidays that drive the largest portion of the gift-giving component of the Company’s sales. It is also the period where the Company incurs significant cost of goods sold in connection with the increased sales. Sales in the third quarter can also be impacted by the timing of Easter each year as either a third or fourth quarter holiday. The Company’s fiscal year ends on the last Saturday in June, based on a fifty-two/fifty-three-week year. Fiscal years ending June 24, 2006 and June 25, 2005 both contain 52 weeks.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Quarterly Report. For further information, refer to the consolidated financial statements and the notes thereto for the year ended June 25, 2005, which are included in Harry & David Operations Corp.’s Registration Statement on Form S-4 (Registration No. 333-128870), as amended, filed with the Securities and Exchange Commission (SEC) and declared effective on November 4, 2005 (the Registration Statement).

Certain reclassifications have been made to the March 26, 2005 financial statements to conform to the March 25, 2006 presentation. Such reclassifications had no effect on net income as originally reported. In addition, the Company re-allocated the tax provision among quarters in fiscal 2005. There was no effect on full year net income as a result of this re-allocation, however, net income for the fiscal quarter ended March 26, 2005 has changed from what was previously reported.

3. NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Rental Costs Incurred during a Construction Period: On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP 13-1), which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company has historically expensed rental costs incurred during a construction period; therefore, the adoption of this guidance will not have an impact on the Company’s net earnings, cash flows or financial position.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

3. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Conditional Asset Retirement Obligations: In March 2005, the FASB issued Financial Accounting Standards Board Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations (FIN-47). This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, and is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN-47 to have a material effect on its consolidated financial statements.

American Jobs Creation Act: In the interim financial reporting period ended December 24, 2005, the Company indicated that it was evaluating the impact of the American Jobs Creation Act of 2004 in the context of a special deduction associated with the taxable income of companies with U.S. manufacturing activities. The Act provides that this deduction is effective with the Company’s tax year ending November 2006, which ends within the Company’s fiscal year ending June 2007. The benefit of such provisions will be phased-in during tax years November 2006 through November 2011. The Company is still in the process of determining the amount of benefit that will be recognized.

Accounting and Presentation for Sales Taxes: On February 28, 2006, consensus was reached on the Emerging Issues Task Force (EITF) Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3). EITF 06-3 provides that for taxes assessed by various governmental authorities such as sales and excise taxes, a company may adopt a policy of presenting taxes either gross within revenue or net. If sales and excise taxes are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of any such taxes that are recognized on a gross basis. The Company presents sales taxes on a net basis.

4. INVENTORIES

Inventories consist of the following:

	March 26, 2005	June 25. 2005	March 25, 2006
Finished goods	$21,492	$20,225	$20,436
Materials, packaging supplies, and work-in process	22,143	29,076	31,027
Growing crops	13,422	19,359	14,516

Total	$57,057	$68,660	$65,979

During the 13-week period ended March 25, 2006, the Company recorded a $1,718 reserve to cover slow-moving Jackson & Perkins rose inventory.

5. INCOME TAXES

At the end of each interim financial reporting period, the Company determines an estimate of the effective income tax rate expected to be applicable for the fiscal year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent periods. The effective tax rate for fiscal 2005 was 27.15%, and the rate for fiscal 2006 is estimated to be 10.38%. The difference in the Company’s effective tax rate from the federal statutory rate is principally attributable to estimated state taxes in the current year and adjustments to the valuation allowance on attributes associated with state taxes for prior periods. The provision for income taxes for the thirteen weeks ended March 26, 2005 was a benefit of $7,186, reflecting an effective tax rate of 20.36%, as compared to a benefit of $9,380 in the thirteen weeks ended March 25, 2006, reflecting an effective tax rate of 32.43%. The tax provision for the thirty-nine weeks ended March 26, 2005 was an expense of $4,775, reflecting an effective tax rate of 18.66% compared to an expense of $8,933 for the thirty-nine weeks ended March 25, 2006, reflecting an effective tax rate of 42.18%. The rates for the current fiscal year and interim periods vary from the similar periods in fiscal 2005 principally as a result of changes in utilization of state net operating losses, an increase in the valuation allowance of $3,121 with respect to the state net operating losses, and a change in the estimated results for the year.

6. ACCRUED RESTRUCTURING COSTS

On June 17, 2004, the Company purchased all of the outstanding shares of common stock of Harry & David Operations Corp. from Yamanouchi Consumer Inc. (YCI), (the Acquisition). In accordance with EITF Issue No. 95-3, Recognition of

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

6. ACCRUED RESTRUCTURING COSTS (Continued)

Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability for restructuring costs associated with the Acquisition. The restructuring liability consisted of $7,304 in estimated costs to implement management’s plan for a reduction in force that began in August 2004. Additionally, the restructuring liability consisted of $3,173 in estimated costs to implement management’s plan to close 19 underperforming Harry and David retail stores. These stores were identified for closure by the new ownership team based on historical and pro forma operating results. As of March 25, 2006, the Company has closed 17 of these stores. Management anticipates that all of the planned restructuring activities will be completed by the end of fiscal 2006. The following table summarizes the Company’s accrued restructuring costs.

	Thirty-nine weeks ended March 26, 2005
	June 17, 2004	Cash Payments	March 26, 2005
Reduction in force	$7,304	$(5,466)	$1,838
Store closures	2,873	(1,155)	1,718
Store closure severance	300	—	300

Total	$10,477	$(6,621)	$3,856

	Thirty-nine weeks ended March 25, 2006				Total Cash Payments to Date	Total Expected Costs
	June 25, 2005	Cash Payments	Non-Cash Adjustments	March 25, 2006
Reduction in force	$869	$(788)	$(81)	$—	$7,040	$7,040
Store closures	1,205	(465)	(199)	541	1,991	2,532
Store closure severance	150	(31)	(76)	43	181	224

Total	$2,224	$(1,284)	$(356)	$584	$9,212	$9,796

Of the $356 non-cash adjustment, $81 represents the unutilized portion of the reserve for reduction in force, and $275 represents cost savings from store closure and related severance costs that were lower than anticipated. This non-cash adjustment was included in selling, general and administrative expense on the Company’s Condensed Consolidated Statements of Operations.

7. BORROWING ARRANGEMENTS

Revolving Credit Facilities

On June 17, 2004, the Company entered into a revolving credit agreement with a group of lenders that provided for $150,000 of revolving credit secured by the assets of the Company. In conjunction with a refinancing on February 25, 2005, this agreement was amended to reduce the revolving credit to $125,000. In connection with the issuance of this facility, the Company incurred debt issuance fees of $7,812, which were recorded as deferred financing costs within long-term assets. As a result of the modification to the agreement in February 2005, the Company charged $1,098 of financing fees to interest expense, proportional to the decrease in borrowing capacity of the old arrangement and at March 26, 2005 and March 25, 2006, $5,485 and $4,390 remained in deferred financing costs within long-term assets, respectively.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

7. BORROWING ARRANGEMENTS (Continued)

Revolving Credit Facilities (Continued)

During the thirty-nine weeks ended March 26, 2005 and March 25, 2006 the Company borrowed and repaid $90,000 and $104,000 under this facility, respectively. Interest on the borrowings was payable at a base rate or Eurocurrency rate, plus an applicable margin and fees.

On March 20, 2006, the Company replaced its existing credit facility with a new revolving credit agreement (“the Credit Agreement”) with a group of lenders that provides for $125,000 of revolving credit secured by the assets of the Company. The Credit Agreement has a maturity date of March 20, 2011. Interest on the borrowings under the Credit Agreement is payable at a base rate or Eurocurrency rate plus an applicable margin and fees. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. At March 25, 2006, the Company was in compliance with all of its covenants under the Credit Agreement.

The Company has accounted for the new Credit Agreement pursuant to EITF Issue No. 98-14, Debtor’s Accounting for Changes in Lines-of-Credit or Revolving-Debt Agreements, and accordingly has continued to defer $4,390 of unamortized deferred financing costs associated with the old credit agreement at March 25, 2006. Such deferred costs will be amortized over the term of the Credit Agreement. In connection with the issuance of this facility, the Company incurred additional debt issuance fees of $1,817, which are recorded as deferred financing costs within long-term assets. The costs are amortized over the remaining life of the credit agreement and as of March 25, 2006, $1,813 of these costs remained in deferred financing costs within long-term assets.

At March 25, 2006 there were letters of credit in the amount of $4,000 outstanding and $121,000 available for borrowings to the extent of the Company’s current available borrowing base.

Long-Term Debt

In February 2005, the Company issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 7.93% and 9.82% at March 26, 2005 and March 25, 2006, respectively. The $175,000 of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments commencing on December 1, 2005. The Company incurred $9,490 in deferred financing fees in connection with this note offering that have been recorded in deferred financing costs within long-term assets.

The Company used a portion of the proceeds from the February offering to pay off a term loan of $155,000 and, in connection with this payment, charged the remaining financing fees of $6,858 and an associated breakage fee of $4,650 to interest expense during the 13-week period ended March 26, 2005.

On December 16, 2005, the Company completed the public exchange offer for the Senior Notes. The Company incurred costs in connection with this exchange offer in the amount of $1,169 that are recorded as deferred financing costs in addition to the original fees in long-term assets. The costs are amortized over the remaining life of the associated Senior Notes and as of March 26, 2005 and March 25, 2006, $9,369 and $9,229, respectively, remained on the balance sheet for all associated fees.

These Senior Notes represent the senior unsecured obligations of Harry & David Operations Corp., a wholly owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments,

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

7. BORROWING ARRANGEMENTS (Continued)

Long-Term Debt (Continued)

dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of its covenants at March 25, 2006.

Interest Expense

The components of interest expense are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	March 26, 2005	March 25, 2006	March 26, 2005	March 25, 2006
Interest expense on debt	$4,870	$5,877	$13,507	$18,094
Amortization of deferred financing costs	1,403	657	2,357	1,823
Write-off of deferred financing costs	7,956	—	7,956	—
Breakage fees	4,650	—	4,650	—
Commitment fees	286	222	717	576

Total interest costs	19,165	6,756	29,187	20,493
Less amounts capitalized	(6)	(34)	(45)	(214)

Net interest expense	$19,159	$6,722	$29,142	$20,279

8. STOCK OPTION PLAN

In February 2005, the Company adopted a Non-Qualified Stock Option Plan (Plan). The Company accounts for stock-based compensation using the fair-value method under Statement of Financial Accounting Standards (SFAS) No. 123(R) Share Base Payment. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted is derived from the time between initial grant and date of final vesting, as is a customary assumption for stock options in private equity-controlled companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Thirteen and Thirty-nine weeks ended March 26, 2005 and March 25, 2006
Expected volatility	44.97%
Expected dividends	$0
Expected term (in years)	4.3 years
Risk-free rate	4.12%

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

8. STOCK OPTION PLAN (Continued)

A summary of option activity under the Plan for the thirty-nine weeks ended March 25, 2006 is presented below:

Thirty-nine weeks ended March 25, 2006

Options	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at June 25, 2005	83,581	$82.60	9.0 years
Granted	—	—	—
Exercised	(14,888)	82.60	—
Forfeited	(275)	82.60	—

Outstanding at March 25, 2006	68,418	$82.60	8.25 years

There was no activity in the thirteen weeks ended March 25, 2006. Of the 68,418 options outstanding at March 25, 2006, 1,773 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 8.25 years. The total value of all options outstanding at March 25, 2006 was $2,055.

A summary of the status of the Company’s nonvested option shares as of March 25, 2006, and changes during the thirty-nine weeks ended March 25, 2006 is presented below:

Nonvested Option Shares	Option Shares	Weighted- Average Grant-Date Fair Value of Options
Outstanding at June 25, 2005	66,865	$30.04
Granted options	—	—
Vested	—	—
Forfeited	(220)	30.04

Outstanding at March 25, 2006	66,645	$30.04

The Company did not recognize any compensation expense for the thirteen and thirty-nine week periods ended March 26, 2005. For the thirteen and thirty-nine week periods ended March 25, 2006, the Company recognized $113 and $339 of stock compensation expense, respectively. The total tax benefit recognized for these periods was $45 and $135, respectively. As of March 26, 2005 and March 25, 2006, there remained a total of $2,511 and $1,419 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan, respectively. That cost is recognized over a weighted-average period of 3.25 years. An assumption of a ten percent forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

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

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

9. BENEFIT PROGRAMS (Continued)

	Thirteen weeks ended		Thirty-nine weeks ended
	March 26, 2005	March 25, 2006	March 26, 2005	March 25, 2006
Service cost	$1,026	$1,140	$3,018	$3,420
Interest cost	999	926	2,940	2,777
Expected return on plan assets	(788)	(688)	(2,319)	(2,064)
Settlement gain	—	2	—	7

Net periodic benefit expense	$1,237	$1,380	$3,639	$4,140

During the thirteen and thirty-nine weeks ended March 26, 2005, the Company made a $1,492 and $2,140 contribution to its defined benefit plans, respectively. During the thirteen and thirty-nine weeks ended March 25, 2006, the Company made a $279 and $633 contribution to its defined benefit plans, respectively.

10. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period, as follows (in thousands, except share and per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	March 26, 2005	March 25, 2006	March 26, 2005	March 25, 2006
Net income (loss)	$(28,108)	$(19,546)	$20,822	$12,245

Weighted average common shares outstanding	1,000,000	1,014,888	1,000,000	1,012,171

Basic and diluted earnings (loss) per share	$(28.11)	$(19.26)	$20.82	$12.10

Options with an exercise price greater than or equal to the estimated fair market value per common share were 83,581 and 68,418 for the thirteen weeks and 83,581 and 70,323 for the thirty-nine weeks ended March 26, 2005 and March 25, 2006, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. INTANGIBLES

Intangible assets primarily consisted of trade names, trademarks, customer mailing lists and favorable lease agreements. The trade names and trademarks have indefinite lives. The customer mailing and rental lists have estimated useful lives ranging from one to four years. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases, ranging from three to ten years. Intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company does not consider there to be any indication of impairment at this time, however, formal annual impairment testing will be performed in the last quarter of the fiscal year.

The customer mailing lists and favorable lease agreements are being amortized using the straight-line method over their estimated useful lives. The aggregate amortization expense was $493 and $500 for the thirteen week periods ended March 26, 2005 and March 25, 2006, respectively, and $1,680 and $1,654 for the thirty-nine week periods ended March 26, 2005 and March 25, 2006, respectively, and is included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

11. INTANGIBLES (Continued)

The following is a summary of intangible assets:

	March 26, 2005			March 25, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$28,765	$—	$28,765	$28,765	$—	$28,765
Harry and David customer and rental lists	6,805	(1,478)	5,327	6,805	(3,336)	3,469
Favorable lease agreements	1,877	(291)	1,586	1,971	(681)	1,290

	$37,447	$(1,769)	$35,678	$37,541	$(4,017)	$33,524

Amortization expense for fiscal 2006 is projected to be $2,212. The estimated amortization expense for each of the next five years is as follows:

Fiscal year 2007	$1,935
Fiscal year 2008	1,725
Fiscal year 2009	244
Fiscal year 2010	171
Fiscal year 2011	126

12. COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings in the ordinary course of, and which are incidental to, the Company’s business. The Company’s management believes that the ultimate liability, if any, resulting from such proceedings would not have a materially adverse effect on the Company’s results of operations, financial position or cash flows.

On January 9, 2006, the Company reached a settlement with an insurance company on a claim arising out of inventory losses that occurred in 2001. The gross settlement of $3,500 was paid on January 26, 2006 and, in accordance with the agreement between the Company and YCI, the Company paid 43% of the gross proceeds, or $1,505, to YCI. The net proceeds to the Company of $1,995 were offset by $275 in related legal expenses and other fees and recorded in other income in the Company’s results of operations for the thirteen and thirty-nine week periods ended March 25, 2006.

The Company’s food and horticultural products are subject to regulation and inspection by various governmental agencies, and involve the risk of injury to consumers. During the first thirty-nine weeks of fiscal 2006, the Company was required to recall some of its products. The Company maintains product liability insurance in an amount that it believes is adequate to cover the costs associated with these recalls.

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

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	March 26, 2005	March 25, 2006	March 26, 2005	March 25, 2006
Minimum rent expense	$6,190	$5,361	$20,424	$18,823
Contingent rent expense	92	45	146	183

Total rent expense	$6,282	$5,406	$20,570	$19,006

In connection with the Acquisition, the Company entered into an agreement with its shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. To the extent the management fees are not paid in any year, they will be accrued. During each of the thirteen week periods ended March 26, 2005 and March 25, 2006, the Company paid $250, and during the thirty-nine week periods ended March 26, 2005 and March 25, 2006, the Company paid $844 and $750, respectively, in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

Some agricultural lands owned by the Company receive water supplied by facilities improved, owned and/or operated by the United States government acting through the Bureau of Reclamation (BOR), which required certain owners or stockholders to file annual forms with the BOR. In southern Oregon, the three irrigation districts were improved by the BOR projects and have contracts with the Bureau for repayment of the cost for the irrigation projects. Once the repayment obligation has been satisfied there is no more reporting obligation for those lands. In December 2005, federal legislation was passed and signed by President Bush that allows a land owner in southern Oregon to pay off the BOR repayment obligation for its land early. The Company has paid the obligations for all lands owned or leased in southern Oregon. The Company has also elected to irrigate its land in California from wells instead of using BOR water. By so doing, the Company currently has no reporting obligation with the BOR.

On February 18, 2005, the Company established a liquidity event award plan for each member of its senior management team who had received stock options under the 2004 Stock Option Plan (see Note 8) as of that date. The aggregate amount of all potential awards to senior management is equal to $6,197, or 7.5% of the portion of the proceeds from the sale of notes that was distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award will vest on June 17, 2006, and 5% will vest quarterly thereafter, in each case, so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of March 25, 2006, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the thirteen or thirty-nine week period then ended.

13. SEGMENT REPORTING

The Company has three reportable segments, Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins. The Harry and David Direct Marketing segment markets premium gift-quality fruit, gourmet food products and gifts under the Harry and David® brand through the Harry and David catalog, Internet (harryanddavid.com), business-to-business and consumer telemarketing operations. The Harry and David Stores segment sells similar products through retail locations (outlet stores, specialty stores and a Country Village store). The Jackson & Perkins segment markets horticultural products and gifts through the Jackson & Perkins catalog, Internet (jacksonandperkins.com), consumer telemarketing and wholesale operations. These reportable segments are strategic business units that offer similar products. They are managed separately

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

13. SEGMENT REPORTING (Continued)

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

Dollars in thousands	Harry and David Direct Marketing	Harry and David Stores	Jackson & Perkins	Other	Total
Thirteen weeks ended March 26, 2005
Net external sales	$49,796	$22,850	$28,960	$2,054	$103,660
Net intersegment sales	(20,180)	(5,673)	(2,002)	27,855	—
Operating income (loss)	(11,240)	(7,175)	2,396	(636)	(16,655)
Net interest (expense) income	(1)	1	—	(18,606)	(18,606)
Pretax income (loss)	(11,273)	(7,175)	2,396	(19,242)	(35,294)
Net income (loss)	(43,710)	(11,422)	6	27,018	(28,108)
Total assets	38,528	33,684	59,417	268,371	400,000

Thirteen weeks ended March 25, 2006
Net external sales	$45,468	$21,449	$23,497	$4,169	$94,583
Net intersegment sales	(20,147)	(5,565)	(1,082)	26,794	—
Operating loss	(12,791)	(7,654)	(4,392)	(108)	(24,945)
Net interest expense	—	—	—	(5,695)	(5,695)
Pretax loss	(11,409)	(7,401)	(4,335)	(5,781)	(28,926)
Net loss	(9,902)	(4,879)	(2,259)	(2,506)	(19,546)
Total assets	52,032	37,134	63,226	245,442	397,834

Thirty-nine weeks ended March 26, 2005
Net external sales	$314,719	$110,192	$57,636	$9,761	$492,308
Net intersegment sales	(112,416)	(25,145)	(6,233)	143,794	—
Operating income (loss)	53,440	3,215	(1,319)	(1,464)	53,872
Net interest (expense) income	(1)	2	—	(28,545)	(28,544)
Pretax income (loss)	53,440	3,206	(1,319)	(29,730)	25,597
Net income (loss)	30,895	1,504	(887)	(10,690)	20,822
Total assets	38,528	33,684	59,417	268,371	400,000

Thirty-nine weeks ended March 25, 2006
Net external sales	$329,419	$109,677	$55,197	$20,405	$514,698
Net intersegment sales	(126,784)	(24,366)	(4,713)	155,863	—
Operating income (loss)	43,977	2,998	(8,786)	2,449	40,638
Net interest (expense) income	—	7	—	(19,001)	(18,994)
Pretax income (loss)	45,359	3,258	(8,729)	(18,710)	21,178
Net income (loss)	25,183	1,884	(5,047)	(9,775)	12,245
Total assets	52,032	37,134	63,226	245,442	397,834

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Harry & David Operations Corp. issued $70,000 of Senior Floating Rate Notes due 2012 and $175,000 of Senior Fixed Rate Notes due 2013 (collectively, the Senior Notes) in February 2005 (see Note 7). In connection with Harry & David Operations Corp.’s completed exchange of the Senior Notes for an equal principal amount of such notes registered under the Securities Act of 1933, the following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry & David Operations Corp. (the subsidiary issuer), (iii) Harry & David Holdings, Inc. (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of March 26, 2005 and March 25, 2006 and for the thirteen and thirty-nine week periods ended March 26, 2005 and March 25, 2006. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors. The Company has not presented separate financial information for each of the subsidiary guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of March 26, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,405	$14,818	$51,662	$—	$67,885
Trade accounts and other receivable, net	—	—	20,797	—	20,797
Other receivables	—	35	1,953	—	1,988
Inventories, net	—	—	57,057	—	57,057
Prepaid catalog expenses	—	—	6,602	—	6,602
Income taxes receivable	—	—	—	4,367	4,367
Other current assets	—	1,257	5,717	244	7,218

Total current assets	1,405	16,110	143,788	4,611	165,914

Property, plant, and equipment, net	—	11,788	152,350	—	164,138
Software, net	—	11,081	657	—	11,738
Intangibles, net	—	—	35,678	—	35,678
Investment in subsidiaries	84,005	158,578	—	(242,583)	—
Deferred financing costs, net	(2,326)	17,180	—	—	14,854
Deferred income taxes	—	—	—	7,082	7,082
Other assets	—	247	349	—	596

Total assets	$83,084	$214,984	$332,822	$(230,890)	$400,000

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$(1,072)	$11,207	$20,173	$—	$30,308
Accrued payroll and benefits	—	3,561	14,939	—	18,500
Income taxes payable	—	(4,313)	(298)	4,611	—
Deferred revenue	—	—	22,216	—	22,216
Deferred income taxes	—	(3,783)	40,990	—	37,207
Accrued interest	—	1,840	—	—	1,840
Accrued restructuring costs	—	2,268	1,588	—	3,856
Other accrued liabilities	—	(25)	7,036	—	7,011
Notes payable	—	—	—	—	—

Total current liabilities	(1,072)	10,755	106,644	4,611	120,938

Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	29,741	—	29,741
Deferred income taxes	—	(18,452)	11,370	7,082	—
Intercompany debt	185,155	(248,724)	63,569	—	—
Other long-term liabilities	—	—	1,345	—	1,345

Total liabilities	184,083	(11,421)	212,669	11,693	397,024

Stockholders’ equity (deficit):
Common stock	—	11	2	(3)	10
Additional paid-in capital	(82,600)	220,792	105,519	(242,580)	1,131
Retained earnings (accumulated deficit)	(18,429)	5,632	14,632	—	1,835

Total stockholders’ equity (deficit)	(101,029)	226,435	120,153	(242,583)	2,976

Total liabilities and stockholders’ equity (deficit)	$83,054	$215,014	$332,822	$(230,890)	$400,000

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of March 25, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$46	$8,715	$45,988	$—	$54,749
Trade accounts and other receivable, net	—	(8)	19,360	—	19,352
Other receivables	165	(14,564)	19,614	—	5,215
Inventories, net	—	—	65,979	—	65,979
Prepaid catalog expenses	—	—	6,029	—	6,029
Income taxes receivable	—	—	—	216	216
Other current assets	—	2,621	6,827	129	9,577

Total current assets	211	(3,236)	163,797	345	161,117

Property, plant, and equipment, net	—	15,556	147,469	—	163,025
Software, net	—	9,000	813	—	9,813
Intangibles, net	—	—	33,524	—	33,524
Investment in subsidiaries	84,005	158,578	—	(242,583)	—
Deferred financing costs, net	—	15,432	—	—	15,432
Deferred income taxes	—	—	—	14,387	14,387
Other assets	—	291	245	—	536

Total assets	$84,216	$195,621	$345,848	$(227,851)	$397,834

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$6,643	$22,781	$—	$29,424
Accrued payroll and benefits	88	3,694	11,286	—	15,068
Income taxes payable	(11)	(67)	(267)	345	—
Deferred revenue	—	—	25,223	—	25,223
Deferred income taxes	(204)	(5,333)	46,894	—	41,357
Accrued interest	—	1,799	—	—	1,799
Accrued restructuring costs	—	—	584	—	584
Other accrued liabilities	—	1,901	9,134	—	11,035
Notes payable	—	—	—	—	—

Total current liabilities	(127)	8,637	115,635	345	124,490

Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	34,490	—	34,490
Deferred income taxes	(699)	(2,634)	(11,054)	14,387	—
Intercompany debt	185,384	(258,901)	73,517	—	—
Other long-term liabilities	—	—	2,867	—	2,867

Total liabilities	184,558	(7,898)	215,455	14,732	406,847

Stockholders’ equity (deficit):
Common stock	—	11	2	(3)	10
Additional paid-in capital	(80,529)	221,024	105,518	(242,580)	3,433
Retained earnings (accumulated deficit)	(19,813)	(17,516)	24,873	—	(12,456)

Total stockholders’ equity (deficit)	(100,342)	203,519	130,393	(242,583)	(9,013)

Total liabilities and stockholders’ equity (deficit)	$84,216	$195,621	$345,848	$(227,851)	$397,834

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 26, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$—	$143,313	$(39,653)	$103,660

Costs and expenses:
Cost of goods sold	—	—	109,249	(39,653)	69,596
Selling, general and administrative	—	331	50,388	—	50,719

	—	331	159,637	(39,653)	120,315

Operating loss	—	(331)	(16,324)	—	(16,655)

Other (income) expense:
Interest income	—	(9)	(544)	—	(553)
Interest expense	249	18,915	(5)	—	19,159
Other (income) expense	—	1	32	—	33

	249	18,907	(517)	—	18,639

Loss before provision (benefit) for income taxes	(249)	(19,238)	(15,807)	—	(35,294)
Provision (benefit) for income taxes	86	(44,642)	37,370	—	(7,186)

Net income (loss)	$(335)	$25,404	$(53,177)	$—	$(28,108)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 25, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$—	$131,911	$(37,328)	$94,583

Costs and expenses:
Cost of goods sold	—	—	109,773	(37,328)	72,445
Selling, general and administrative	—	—	47,083	—	47,083

	—	—	156,856	(37,328)	119,528

Operating loss	—	—	(24,945)	—	(24,945)

Other (income) expense:
Interest income	—	—	(1,027)	—	(1,027)
Interest expense	—	6,711	11	—	6,722
Other (income) expense	—	—	(1,714)	—	(1,714)

	—	6,711	(2,730)	—	3,981

Loss before provision (benefit) for income taxes	—	(6,711)	(22,215)	—	(28,926)
Provision (benefit) for income taxes	1	(3,717)	(5,664)	—	(9,380)

Net loss	$(1)	$(2,994)	$(16,551)	$—	$(19,546)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

For the Thirty-Nine Weeks Ended March 26, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$—	$651,903	$(159,595)	$492,308

Costs and expenses:
Cost of goods sold	—	—	427,560	(159,595)	267,965
Selling, general and administrative	—	1,863	168,608	—	170,471

	—	1,863	596,168	(159,595)	438,436

Operating income (loss)	—	(1,863)	55,735	—	53,872

Other (income) expense:
Interest income	—	(22)	(576)	—	(598)
Interest expense	1,291	27,294	557	—	29,142
Other (income) expense	—	(279)	10	—	(269)

	1,291	26,993	(9)	—	28,275

Income (loss) before provision (benefit) for income taxes	(1,291)	(28,856)	55,744	—	25,597
Provision (benefit) for income taxes	(515)	(18,150)	23,440	—	4,775

Net income (loss)	$(776)	$(10,706)	$32,304	$—	$20,822

Condensed Consolidating Statement of Operations

For the Thirty-Nine Weeks Ended March 25, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$—	$684,740	$(170,042)	$514,698

Costs and expenses:
Cost of goods sold	—	—	470,454	(170,042)	300,412
Selling, general and administrative	—	—	173,648	—	173,648

	—	—	644,102	(170,042)	474,060

Operating income	—	—	40,638	—	40,638

Other (income) expense:
Interest income	(12)	—	(1,273)	—	(1,285)
Interest expense	—	20,263	16	—	20,279
Other (income) expense	—	2,180	(1,714)	—	466

	(12)	22,443	(2,971)	—	19,460

Income (loss) before provision (benefit) for income taxes	12	(22,443)	43,609	—	21,178
Provision (benefit) for income taxes	5	(9,467)	18,395	—	8,933

Net income (loss)	$7	$(12,976)	$25,214	$—	$12,245

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

For the Thirty-Nine Weeks Ended March 26, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net income (loss)	$(776)	$(10,706)	$32,304	$—	$20,822

Adjustments to reconcile net income (loss) to net cash provided by in operating activities:
Depreciation	—	1,215	6,802	—	8,017
Amortization	—	2,222	1,493	—	3,715
Amortization of deferred financing costs	954	1,403	—	—	2,357
Write-off of deferred financing costs	—	7,956	—	—	7,956
Write-off of deferred IPO costs	—	—	—	—	—
Loss on disposal of property, plant, equipment and software	—	14	194	—	208
Deferred income taxes	557	(20,393)	52,360	—	32,524
Changes in operating assets and liabilities:
Accounts receivable	1,405	670	(8,240)	(24)	(6,189)
Inventories	—	—	7,525	—	7,525
Prepaid catalog and other assets	(17,580)	332	(4,285)	(4,585)	(26,118)
Accounts payable and accrued liabilities	15,986	38,687	(47,073)	4,609	12,209
Deferred revenue	—	—	7,856	—	7,856

Net cash provided by operating activities	546	21,400	48,936	—	70,882

Investing activities
Acquisition of property, plant, equipment, and software	—	(6,133)	(4,271)	—	(10,404)
Proceeds from the sale of property, plant, and equipment	—	11	18	—	29

Net cash used in investing activities	—	(6,122)	(4,253)	—	(10,375)

Financing activities
Borrowings of long-term debt	—	245,000	—	—	245,000
Repayment of long-term debt	—	(155,000)	—	—	(155,000)
Borrowings of revolving debt	—	90,000	—	—	90,000
Repayments of revolving debt	—	(90,000)	—	—	(90,000)
Payments of notes payable	(13,900)	—	—	—	(13,900)
Payments for deferred financing costs	—	(9,490)	—	—	(9,490)
Net (payments) receipts on intercompany debt	97,359	(101,934)	4,575	—	—
Dividends paid	—	—	—	—	—
Return of capital to stockholders	(82,600)	—	—	—	(82,600)
Stockholder note	—	(261)	—	—	(261)

Net cash provided by (used in) financing activities	859	(21,685)	4,575	—	(16,251)

Increase (decrease) in cash and cash equivalents	1,405	(6,407)	49,258	—	44,256
Cash and cash equivalents, beginning of period	—	21,225	2,404	—	23,629

Cash and cash equivalents, end of period	$1,405	$14,818	$51,662	$—	$67,885

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

For the Thirty-Nine Weeks Ended March 25, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net income (loss)	$7	$(12,976)	$25,214	$—	$12,245

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	2,182	8,272	—	10,454
Amortization	—	2,477	1,561	—	4,038
Stock option compensation expense	339	—	—	—	339
Amortization of deferred financing costs	—	1,823	—	—	1,823
Write-off of deferred financing costs	(3,214)	3,214	—	—	—
Write-off of deferred IPO costs	—	2,180	—	—	2,180
Loss on disposal of property, plant, equipment and software	—	390	391	(77)	704
Deferred income taxes	4,790	9,714	(5,792)	—	8,712
Changes in operating assets and liabilities:
Accounts receivable	—	(880)	(13,228)	—	(14,108)
Inventories	—	—	2,681	—	2,681
Prepaid catalog and other assets	—	(3,090)	(4,147)	(98)	(7,335)
Accounts payable and accrued liabilities	(2,083)	(3,372)	17,983	98	12,626
Deferred revenue	—	—	10,221	—	10,221

Net cash provided by (used in) operating activities	(161)	1,662	43,156	(77)	44,580

Investing activities
Acquisition of property, plant, equipment, and software	—	(4,918)	(5,244)	77	(10,085)
Proceeds from the sale of property, plant, and equipment	—	—	24	—	24
Transfer of property, plant and equipment	—	(321)	321	—	—

Net cash used in investing activities	—	(5,239)	(4,899)	77	(10,061)

Financing activities
Borrowings of revolving debt	—	104,000	—	—	104,000
Repayments of revolving debt	—	(104,000)	—	—	(104,000)
Repayments of notes payable	—	(268)	—	—	(268)
Payments for deferred financing costs	—	(2,986)	—	—	(2,986)
Net (payments) receipts on intercompany debt	172	1,815	(1,987)	—	—
Proceeds from exercise of stock options	1,230	—	—	—	1,230
Dividends paid	(2,600)	—	—	—	(2,600)

Net cash used in financing activities	(1,198)	(1,439)	(1,987)	—	(4,624)

Increase (decrease) in cash and cash equivalents	(1,359)	(5,016)	36,270	—	29,895
Cash and cash equivalents, beginning of period	1,405	13,731	9,718	—	24,854

Cash and cash equivalents, end of period	$46	$8,715	$45,988	$—	$54,749

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

15. STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Stockholder Note	Retained Earnings	Total
	Shares	Value
Balance at December 25, 2004	1,000,000	$10	$83,992	$—	$32,202	$116,204
Exercise of common stock options	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	—
Return of capital to stockholders	—	—	(82,600)	—	—	—
Assignment of NOL			—	—	(2,259)	(2,259)
Dividends paid			—	—	—	—
Stockholder note			—	(261)	—	(261)
Net loss and comprehensive loss	—	—	—	—	(28,108)	(28,108)

Balance at March 26, 2005	1,000,000	$10	$1,392	$(261)	$1,835	$2,976

	Common Stock		Additional Paid-In Capital	Stockholder Note	Retained Earnings (Accumulated Deficit)	Total
	Shares	Value
Balance at June 26, 2004	1,000,000	$10	$83,992	$—	$(1,378)	$82,624
Exercise of common stock options	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	—
Return of capital to stockholders	—	—	(82,600)	—	—	(82,600)
Assignment of NOL			—	—	(17,609)	(17,609)
Dividends paid			—	—	—	—
Stockholder note			—	(261)	—	(261)
Net income and comprehensive income	—	—	—	—	20,822	20,822

Balance at March 26, 2005	1,000,000	$10	$1,392	$(261)	$1,835	$2,976

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

15. STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Value
Balance at December 24, 2005	1,014,888	$10	$3,320	$7,090	$10,420
Exercise of common stock options	—	—	—	—	—
Stock compensation expense	—	—	113	—	113
Dividends paid	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	(19,546)	(19,546)

Balance at March 25, 2006	1,014,888	$10	$3,433	$(12,456)	$(9,013)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Value
Balance at June 25, 2005	1,000,000	$10	$1,864	$(22,101)	$(20,227)
Exercise of common stock options	14,888	—	1,230	—	1,230
Stock compensation expense	—	—	339	—	339
Dividends paid	—	—	—	(2,600)	(2,600)
Net income and comprehensive income	—	—	—	12,245	12,245

Balance at March 25, 2006	1,014,888	$10	$3,433	$(12,456)	$(9,013)

The Company’s comprehensive income and net income were the same for the thirteen and thirty-nine week periods ended March 26, 2005 and March 25, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto, which are included elsewhere in this Quarterly Report. This Quarterly Report contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Quarterly Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The risks, uncertainties and assumptions referred to above could cause our results to differ materially from the results expressed or implied by such forward-looking statements.

The following information describes certain significant risks and uncertainties inherent in our business. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings. If any of such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in other public filings.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for branded gift-quality fruit and gourmet food products and gifts as well as premium rose plants and horticultural products;

•	our production capabilities;

•	our relationships with, and other conditions affecting, our customers;

•	our plans and objectives for future operations and expansion or consolidation;

•	unexpected maintenance and equipment failure;

•	future economic or capital market conditions;

•	environmental laws and regulations, including those directly affecting our plant and food production;

•	competition;

•	employee benefits costs;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof;

•	our liquidity, results of operations and financial condition; and

•	the other risks described under “Risk Factors” in the Registration Statement on Form S-4 on file with the SEC.

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

Net sales consist of direct-to-customer sales, wholesale sales and retail sales. Direct-to-customer sales include sales of merchandise to customers through catalogs and the Internet, as well as delivery income. Sales to wholesale customers consist of sales to select retailers. Retail sales include sales of merchandise to customers at our retail stores. Delivery income consists of revenues received from customers for delivery of merchandise. Sales are net of sales returns, adjustments and other discounts.

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

During fiscal 2006, we have enhanced an existing proprietary database by extracting additional data from our order entry/customer service system, which enables us to track customer feedback, merchandising issues and other core operations metrics. These improvements also provide us with timely information and this allows us to react quickly to customer and merchandising issues to reduce cancellations, returns and replacements. Our new primary carrier agreement, negotiated in the first quarter of fiscal 2006, resulted in positive delivery service efficiencies and fewer customer service complaints. Examples of these delivery efficiencies include increased support for last-minute order volumes, improved delivery service and enhanced package tracking.

We believe that several long-term economic and industry trends and factors that can impact our business, results of operations, liquidity and financial condition include:

•	Rising fuel and energy prices. Fuel and energy costs are a significant component of our production and delivery costs. Our fuel and energy costs have, and are expected to, fluctuate significantly. Our energy and fuel costs increased steadily in fiscal 2005 and in the first three quarters of fiscal 2006 and may continue to rise in the near-term. Rising fuel costs may also reduce consumers’ discretionary spending, which may adversely affect our sales.

•	Postal rate increases. In January 2006, U.S. Postal rates rose an average of 5.4% for mail and parcels. This increase, as well as future increases, will affect advertising costs for our catalogs and delivery rates for our customers.

•	Catastrophic weather events. Catastrophic weather events in the United States, such as Hurricane Katrina, can impact demand from our customers or the delivery of catalogs or products to our customers and stores.

•	Increasing labor and medical costs. Increased labor and medical costs can not only affect the costs of our manufactured products but also affect our access to adequate labor.

•	Availability of seasonal workforce. We require a large number of seasonal workers to meet the product demand during our peak season.

Our substantial leverage can impact our business, results of operations, liquidity and financial condition, which could:

•	increase our sensitivity to interest rate fluctuations;

•	limit our ability to obtain additional financing to fund working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

•	require us to dedicate a substantial portion of our cash flows from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of that cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	cause our suppliers to institute more onerous payment terms generally or require us to purchase letters of credit for this purpose;

•	limit our ability to enter into new store leases or renew existing store leases;

•	make us more sensitive to any future reduction in our long-term credit rating, which could result in reduced access to the capital markets and higher interest costs on future financings;

•	lead us to have less favorable credit terms, which would increase the amount of working capital necessary to conduct our business; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Additionally, our revolving credit facility contains financial covenants and the indenture governing our Senior Notes and the credit facility contains other restrictive covenants that may limit our ability to engage in activities that may be in our long-term interests such as selling assets, strategic acquisitions, paying dividends and borrowing additional funds. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt which could leave us unable to meet some or all of our obligations. See Note 7 to our Condensed Consolidated Financial Statements included elsewhere in this report.

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our consolidated net sales and net sales by operating segment for the periods indicated (dollars in thousands).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 26, 2005	Percentage	March 25, 2006	Percentage	March 26, 2005	Percentage	March 25, 2006	Percentage
Harry and David Direct Marketing	$49,796	48.0%	$45,468	48.1%	$314,719	63.9%	$329,419	64.0%
Harry and David Stores	22,850	22.1%	21,449	22.7%	110,192	22.4%	109,677	21.3%
Jackson & Perkins	28,960	27.9%	23,497	24.8%	57,636	11.7%	55,197	10.7%
Other	2,054	2.0%	4,169	4.4%	9,761	2.0%	20,405	4.0%

Total Net Sales	$103,660	100.0%	$94,583	100.0%	$492,308	100.0%	$514,698	100.0%

Consolidated net sales of $94.6 million for the thirteen week period ended March 25, 2006 decreased $9.1 million, or 8.8%, over the thirteen week period ended March 26, 2005. The net sales decrease was primarily the result of the shift in the Easter holiday from the third quarter in fiscal 2005 to the fourth quarter in fiscal 2006 as well as later shipments of our Fruit-of-the-Month Club® gifts into the fourth quarter in fiscal 2006. In addition, Jackson & Perkins sales were lower due to fewer rose orders in the direct marketing division than the prior period and reduced wholesale demand, partially offset by the timing of royalty income recognition. The sales growth in the Other category was primarily driven by Harry and David wholesale, which grew due to increased demand for our products from existing and new customers.

We received approximately 0.4 million telephone, mail, fax and Internet orders during the three months ended March 25, 2006, a decrease of 10.2% over the prior year period. During the three months ended March 25, 2006, we shipped approximately 2.5 million packages, a decrease of 4.5% over the prior year period.

Consolidated net sales of $514.7 million for the thirty-nine week period ended March 25, 2006 increased $22.4 million, or 4.6%, over the thirty-nine week period ended March 26, 2005. The drivers of the increase in the thirty-nine week period results were primarily due to increased sales in the holiday season of our second quarter of fiscal 2006.

Harry and David Direct Marketing

Harry and David Direct Marketing’s segment net sales, which include catalog, Internet, business-to-business and outbound telemarketing sales, as well as delivery income, decreased $4.3 million, or 8.6%, to $45.5 million in the thirteen week period ended March 25, 2006, from $49.8 million in the thirteen week period ended March 26, 2005. The decrease was primarily due to the shift in the Easter holiday from the third quarter in fiscal 2005 to the fourth quarter in fiscal 2006 as well as later shipments of our Fruit-of-the-Month Club® gifts into the fourth quarter in fiscal 2006.

Harry and David Direct Marketing’s segment net sales increased $14.7 million, or 4.7%, to $329.4 million in the thirty-nine week period ended March 25, 2006 from $314.7 million in the thirty-nine week period ended March 26, 2005. The drivers of the increase in the thirty-nine week period results are primarily attributable to the higher holiday season sales in our second quarter in fiscal 2006.

Harry and David Stores

Harry and David Stores’ segment net sales decreased $1.5 million, or 6.6%, to $21.4 million in the thirteen week period ended March 25, 2006, from $22.9 million in the thirteen week period ended March 26, 2005. Net sales decreased due to the closure of 12 stores, resulting in 129 stores in operation compared to 141 stores in operation during the same quarter last year. We are substantially complete with our store closure plan. Even without the Easter holiday sales (which will occur in the fourth quarter in fiscal 2006), sales for comparable stores were up 0.2% for the thirteen week period ended March 25, 2006. March 2006 marks the twenty-eighth consecutive month of positive comparable store sales, after adjusting for the shift in the Easter holiday in fiscal 2005. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store.

Harry and David Stores’ net sales decreased $0.5 million, or 0.5%, to $109.7 million in the thirty-nine week period ended March 25, 2006 from $110.2 million in the thirty-nine week period ended March 26, 2005. The drivers of the decrease in the thirty-nine week period results are primarily the same as those for the thirteen week period, offset by stronger second quarter performance in fiscal year 2006 than fiscal year 2005.

Jackson & Perkins

Jackson & Perkins’ segment net sales decreased $5.5 million, or 19.0%, to $23.5 million in the thirteen week period ended March 25, 2006 from $29.0 million in the thirteen week period ended March 26, 2005. Within this segment, Jackson & Perkins direct marketing net sales decreased $3.3 million, or 31.0% for the quarter. This decrease was primarily the result of a decision to consolidate Jackson & Perkins’ product categories into one catalog and shift catalog circulation to later in the planting season. The expected benefits of this shift were to improve operating efficiencies and offer the customer more selection by cross-promoting products. While advertising expenses decreased and the average order size increased, these marketing initiatives resulted in fewer than expected orders in the Spring catalogs, primarily related to rose orders. Sales were also negatively impacted to some extent by the shift in the Easter holiday. In addition, sales in our non-plant product lines (i.e. outdoor furniture and decorative items) were lower than expected. We believe that the remaining decrease in the segment was primarily driven by lower wholesale demand as a result of weak industry sales, partly due to poor weather in the Spring selling season and retailers’ reduced orders to adjust for higher on-hand inventory. This was partially offset by the favorable timing of royalty income recognition.

Jackson & Perkins’ net sales decreased $2.4 million, or 4.2%, to $55.2 million in the thirty-nine week period ended March 25, 2006 from $57.6 million in the thirty-nine week period ended March 26, 2005. The drivers of the decrease in the thirty-nine week period results are primarily the same as those for the thirteen week period.

Other

Other category net sales increased $2.1 million, or 100.0%, to $4.2 million in the thirteen week period ended March 25, 2006 from $2.1 million in the thirteen week period ended March 26, 2005. Harry and David wholesale net sales of $3.6 million for the thirteen week period ended March 25, 2006 was the primary driver of this increase due to increased demand for our products from existing and new customers.

Other category net sales increased $10.6 million, or 108.2%, to $20.4 million in the thirty-nine week period ended March 25, 2006 from $9.8 million in the thirty-nine week period ended March 26, 2005. Harry and David wholesale net sales of $18.8 million for the thirty-nine week period ended March 25, 2006 drove $10.3 million of this increase. The drivers of the thirty-nine week period results are primarily the same as those for the thirteen week period.

COST OF GOODS SOLD

The following table summarizes our consolidated cost of goods sold and cost of goods sold by operating segment for the periods indicated.

(Dollars in thousands)

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 26, 2005	% Net Sales	March 25, 2006	% Net Sales	March 26, 2005	% Net Sales	March 25, 2006	% Net Sales
Harry and David Direct Marketing	$35,213	70.7%	$34,197	75.2%	$165,591	52.6%	$184,295	55.9%
Harry and David Stores	13,071	57.2%	13,557	63.2%	55,656	50.5%	56,852	51.8%
Jackson & Perkins	19,442	67.1%	20,934	89.1%	39,247	68.1%	43,305	78.5%
Other	1,870	91.0%	3,757	90.1%	7,471	76.5%	15,960	78.2%

Total	$69,596	67.1%	$72,445	76.6%	$267,965	54.4%	$300,412	58.4%

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

Cost of goods sold increased $2.8 million, or 4.0%, to $72.4 million in the thirteen week period ended March 25, 2006 from $69.6 million in the thirteen week period ended March 26, 2005. Cost of goods sold as a percentage of consolidated net sales was 76.6% in the thirteen week period ended March 25, 2006 compared to 67.1% in the thirteen week period ended March 26, 2005. The increase was primarily due to a $2.4 million increase in rose inventory reserves in Jackson & Perkins based on weaker-than-anticipated sales demand. Our Harry and David Direct Marketing segment experienced higher holiday gift card promotional expenses, unfavorable timing of this fiscal year’s vendor rebates and end-of-season pear crop yield adjustments. On orders taken before we increased prices, we also incurred increased standard costs for our products over the prior year as well as nominally higher fixed costs compared to the prior fiscal year.

Cost of goods sold increased $32.4 million, or 12.1%, to $300.4 million in the thirty-nine week period ended March 25, 2006 from $267.9 million in the thirty-nine week period ended March 26, 2005. Cost of goods sold as a percentage of consolidated net sales was 58.4% in the thirty-nine week period ended March 25, 2006 as compared to 54.4% in the thirty-nine week period ended March 26, 2005. Additional increases also included higher raw material costs for some of our products and product design changes, lower percentage of gift-grade fruit production, higher delivery costs, and increased rose inventory reserves in fiscal 2006 compared to fiscal 2005. Furthermore, higher product markdowns and delivery discounts along with relatively flat selling prices combined to increase the cost of goods sold as a percentage of net sales compared to the same period in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes our consolidated selling, general, and administrative expenses and selling, general, and administrative expenses by operating segment for the periods indicated.

(Dollars in thousands)

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 26, 2005	% Net Sales	March 25, 2006	% Net Sales	March 26, 2005	% Net Sales	March 25, 2006	% Net Sales
Harry and David Direct Marketing	$25,825	51.9%	$24,062	52.9%	$95,689	30.4%	$101,148	30.7%
Harry and David Stores	16,954	74.2%	15,547	72.5%	51,321	46.6%	49,827	45.4%
Jackson & Perkins	7,121	24.6%	6,954	29.6%	19,707	34.2%	20,677	37.5%
Other	819	39.9%	520	12.5%	3,754	38.5%	1,996	9.8%

Total	$50,719	48.9%	$47,083	49.8%	$170,471	34.6%	$173,648	33.7%

Selling, general and administrative expenses consist of occupancy costs associated with our stores and corporate facility, advertising, credit costs, call center expenses, depreciation and amortization for store leasehold improvements and fixtures, corporate facilities, Information Technology (IT) equipment and software, and corporate administrative functions. Occupancy expenses associated with the stores and corporate facility include rent, common area maintenance, utilities and other general expenses. Corporate administrative functions include the costs of executive administration, legal, human resources, finance, insurance, information technology services and other general expenses.

Selling, general and administrative expenses decreased $3.6 million to $47.1 million in the thirteen week period ended March 25, 2006 compared to $50.7 million in the thirteen week period ended March 26, 2005, although as a percentage of consolidated net sales, selling, general and administrative expenses increased to 49.8% from 48.9% as a percentage of consolidated net sales in the third quarter of fiscal 2005. The decreased spending over the prior period was primarily related to a shift in our Easter advertising expenses to our fourth quarter in fiscal 2006 and lower lease and rental expenses due to fewer open stores and reduced lease expenses on IT equipment. Payroll expenses decreased $1.4 million to $26.2 million in the thirteen week period ended March 25, 2006 compared to $27.6 million in the thirteen week period ended March 26, 2005; however, payroll expenses as a percentage of consolidated net sales increased to 27.7% in the thirteen week period ended March 25, 2006 from 26.6% in the thirteen week period ended March 26, 2005.

Selling, general and administrative expenses increased $3.1 million to $173.6 million in the thirty-nine week period ended March 25, 2006 compared to $170.5 million in the thirty-nine week period ended March 26, 2005. Selling, general and administrative expense as a percentage of consolidated net sales was 33.7% in the thirty-nine week period ended March 25, 2006, as compared to 34.6% in the thirty-nine week period ended March 26, 2005. The increased spending was primarily related to higher advertising expenditures to drive new customer acquisition during the second quarter holiday season.

Increased paper and printing prices further impacted advertising expense. We also experienced higher depreciation expenses due to new equipment additions and fewer retirements. Payroll expenses decreased $1.0 million to $80.0 million in the thirty-nine week period ended March 25, 2006 compared to $81.0 million in the thirty-nine week period ended March 26, 2005. Payroll expenses as a percentage of consolidated net sales decreased to 15.5% in the thirty-nine week period ended March 25, 2006 from 16.5% in the thirty-nine week period ended March 26, 2005. Reduced lease and rental expenses related to fewer open stores and a reduced lease expense on IT equipment partially offset the unfavorable variances.

OTHER (INCOME) EXPENSE

The following table summarizes our consolidated other (income)/expense and other (income)/expense by operating segment for the periods indicated.

(Dollars in thousands)

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 26, 2005	% Net Sales	March 25, 2006	% Net Sales	March 26, 2005	% Net Sales	March 25, 2006	% Net Sales
Harry and David Direct Marketing	$32	—	$(1,383)	(3.0)%	$—	—	$(1,383)	(0.4)%
Harry and David Stores	—	—	(254)	(1.2)%	9	—	(260)	(0.2)%
Jackson & Perkins	—	—	(56)	(0.2)%	—	—	(56)	(0.1)%
Other	18,607	905.9%	5,674	136.1%	28,266	289.6%	21,159	103.7%

Total	$18,639	18.0%	$3,981	4.2%	$28,275	5.7%	$19,460	3.8%

Other expense decreased by $14.6 million to $4.0 million in the thirteen week period ended March 25, 2006 from $18.6 million in the thirteen week period ended March 26, 2005. The decrease was due to a $12.6 million charge in the prior year’s period comprised of the write-off of financing fees and a one-time breakage fee associated with early payment of our prior term loan. In addition, we recognized $1.7 million in net proceeds from an insurance settlement in the first quarter of fiscal 2006.

Other expense decreased by $8.8 million to $19.5 million in the thirty-nine week period ended March 25, 2006 from $28.3 million in the thirty-nine week period ended March 26, 2005. The drivers of the thirty-nine week period results include the same as those for the thirteen week period, partially offset by $2.2 million of legal, accounting and other professional fees related to a planned initial public offering (IPO) of our common stock which were expensed in the second quarter of fiscal 2006. In addition to the expensed IPO costs, the other factors offsetting the decrease were increased interest expense as a result of a higher level of debt including $245.0 million in fixed and floating rate bonds and $104.0 million in peak revolver borrowings in fiscal 2006 compared to debt outstanding in fiscal 2005 of a $155.0 million term loan, a $13.9 million bridge loan and $90.0 million in peak revolver borrowings.

INCOME TAXES

The provision for income taxes for the thirteen weeks ended March 26, 2005 was a benefit of $7.2 million, reflecting an effective tax rate of 20.4%, as compared to a benefit of $9.4 million in the thirteen weeks ended March 25, 2006, reflecting an effective tax rate of 32.4%. The tax provision for the thirty-nine weeks ended March 26, 2005 was $4.8 million, reflecting an effective tax rate of 18.7%, compared to an expense of $8.9 million in the thirty-nine weeks ended March 26, 2006, reflecting an effective tax rate of 42.2%. The effective tax rate for fiscal 2005 was 27.2%, and the rate for fiscal 2006 is estimated to be 10.4%. The rates for the current fiscal year and interim period vary from the similar period in fiscal 2005 principally as a result of changes in utilization of state net operating losses (which resulted in an increase in the valuation allowance of $3.1 million with respect to the state net operating losses in the third quarter of fiscal 2006), and a change in the estimated results for the year.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	March 26, 2005	March 25, 2006	March 26, 2005	March 25, 2006
Net cash provided by (used in) operating activities	$(64,171)	$(87,365)	$70,882	$44,580
Stock option compensation expense	—	113	—	339
Changes in operating assets and liabilities	(29,585)	(63,983)	(4,717)	4,085
Write-off of deferred IPO costs	—	—	—	2,180
Loss on disposal of property, plant, equipment and software	158	400	208	704
Deferred income taxes	(19,731)	(9,640)	32,524	8,712
Write-off of deferred financing costs	7,956	—	7,956	—
Amortization of deferred financing costs	1,403	657	2,357	1,823
Depreciation and amortization	3,736	4,634	11,732	14,492

Net income (loss)	$(28,108)	$(19,546)	$20,822	$12,245
Interest expense, net	18,606	5,695	28,544	18,994
Provision (benefit) for income taxes	(7,186)	(9,380)	4,775	8,933
Depreciation and amortization	3,736	4,634	11,732	14,492

EBITDA	$(12,952)	$(18,597)	$65,873	$54,664

In the thirteen week period ended March 26, 2005, net income and EBITDA included:

•	$0.9 million of losses related to closed stores;

•	$0.3 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$0.3 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.3 million of purchase accounting adjustments reflecting a one-time non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting in connection with our acquisition of Harry & David Operations Corp. on June 17, 2004;

•	$0.4 million related to impairment charges from a lower rose crop harvest yield associated with a new growing technique;

•	$0.3 million of fees paid to Wasserstein and Highfields under the management agreement; and

•	$0.1 million of incremental employee executive recruiting and relocation charges.

In the thirteen week period ended March 25, 2006, net income and EBITDA included:

•	$0.3 million of losses related to closed stores;

•	$0.1 million of purchase accounting adjustments reflecting a one-time non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting in connection with our acquisition of Harry & David Operations Corp. on June 17, 2004;

•	$0.1 million of charges related to the grant of stock options;

•	$0.3 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.2 million of incremental employee executive recruiting and relocation charges; and

•	$1.7 million net proceeds from an insurance settlement.

In the thirty-nine week period ended March 26, 2005, net income and EBITDA included:

•	$0.5 million of losses related to closed stores;

•	$1.2 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$1.5 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$1.4 million of purchase accounting adjustments reflecting a one-time non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting in connection with our acquisition of Harry & David Operations Corp. on June 17, 2004;

•	$0.1 million of rental income due to a change in accounting treatment;

•	$0.3 million of other income related to the collection of a note receivable written off during fiscal 2002;

•	$0.9 million related to impairment charges from a lower rose crop harvest yield associated with a new growing technique;

•	$0.8 million of fees paid to Wasserstein and Highfields under the management agreement; and

•	$0.1 million of incremental employee executive recruiting and relocation charges.

In the thirty-nine week period ended March 25, 2006, net income and EBITDA included:

•	$0.1 million of income related to closed stores;

•	$0.1 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$0.1 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.2 million of purchase accounting adjustments reflecting a one-time non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting in connection with our acquisition of Harry & David Operations Corp. on June 17, 2004;

•	$0.1 million of rental income due to a change in accounting treatment;

•	$0.3 million of charges related to the grant of stock options;

•	$0.8 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.8 million of incremental employee executive recruiting and relocation charges;

•	$2.2 million of deferred IPO costs that were written off; and

•	$1.7 million net proceeds from an insurance settlement.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures and investments. At March 25, 2006, our primary sources of liquidity were cash and cash equivalents of $54.7 million and our unused borrowings under our revolving credit facility of $121.0 million to the extent of our current available borrowing base. We rely heavily on our revolving credit facility to finance operations leading up to the December holiday selling season. There were no borrowings and $4.0 million in the form of stand-by letters of credit outstanding under the revolving credit facility at March 25, 2006. Borrowings on our prior facility peaked at $104.0 million on November 23, 2005 and were fully paid on December 13, 2005. Generally, cash from operations is the highest in our second fiscal quarter because of the holiday selling season and the seasonality of our business.

On March 20, 2006, we executed a new senior secured revolving credit agreement (“the Credit Agreement”) with a group of lenders that provides for $125.0 million of revolving credit secured by our assets. Up to a maximum of $10.0 million under the Credit Agreement may be used for the issuance of letters of credit. The Credit Agreement replaces the prior $125.0 million amended and restated credit facility, dated February 25, 2005, which was scheduled to expire February 25, 2010. Compared to the prior agreement, the new Credit Agreement provides, among other things, improved interest rates on borrowings, a lower commitment fee and fewer financial covenants. The Credit Agreement has a maturity date of March 20, 2011. Interest on the borrowings under the Credit Agreement is payable at a base rate or Eurocurrency rate plus an applicable margin and fees. Borrowings under the Credit Agreement may be used for general corporate purposes of the borrowers and their subsidiaries, including capital expenditures, subject to certain limitations. The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. In addition, the new Credit Agreement modifies the borrowing base calculation set forth under the old facility.

At March 25, 2006, we were in compliance with all of our covenants under the Credit Agreement and all of our covenants under the indenture governing our Senior Notes.

Cash Flows Provided by Operating Activities

Cash provided by operating activities totaled $44.6 million in the first three quarters of fiscal 2006 compared to $70.9 million in the first three quarters of fiscal 2005. The $26.3 million decrease was primarily attributable to the following:

•	$11.6 million lower net income;

•	$7.9 million increase in accounts receivable primarily due to increased sales from Harry and David Wholesale;

•	$4.8 million increase in inventory spending; and

•	$2.0 million of other.

Cash Flows Used in Investment Activities

Cash used for investment activities totaled $10.1 million in the first three quarters of fiscal 2006 compared to $10.4 million in the first three quarters of fiscal 2005. Capital expenditures in fiscal 2006 primarily included investment in IT systems, including an e-commerce system, refurbishment of stores, installation of a delivery management system, and manufacturing upgrades.

We currently expect our capital expenditures to be approximately $20.0 million for fiscal 2006, primarily for e-commerce upgrades, fulfillment and transportation system upgrades, increases in manufacturing capacity and infrastructure improvements in information technology and stores. However, our capital expenditures may be different than currently anticipated depending upon the size and nature of new business opportunities and actual cash flows generated by our operations.

Cash Flows Used in Financing Activities

Cash used in financing activities totaled $4.6 million for the first three quarters of fiscal 2006. The primary uses of cash were for (i) payment of fees associated with the exchange offer relating to our Senior Notes and our new revolving credit agreement which totaled $3.0 million and (ii) a $2.6 million dividend paid to shareholders, which was partially offset by cash provided by stock option proceeds of $1.2 million.

Cash used in financing activities totaled $16.3 million for the first three quarters of fiscal 2005 and were directly related to the issuance of the Senior Notes in February 2005. The cash provided by the net borrowings of long term debt was $90.0 million and was offset by payments of notes of $13.9 million, payments for financing costs associated with the debt of $9.5 million, and $82.6 million in dividends paid out of proceeds.

We currently believe that our available cash, cash equivalents, cash flow from operations and borrowings available under the revolving credit facility will be sufficient to service our debt and to finance our operations and expected capital requirements for the next twelve months.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the Registration Statement on Form S-4. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

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

Furthermore, we use EBITDA (in conjunction with other GAAP and non-GAAP measures such as operating income, capital expenditures, taxes and changes in working capital) to measure return on capital employed. EBITDA allows us to determine the cash return before taxes, capital spending and changes in working capital generated by the total equity employed in our company. We believe return on capital employed is a useful measure because it indicates the total returns generated by our business, which, when viewed together with profit margin information, allows us to better evaluate profitability and profit margin trends.

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

Interest Rate Risk

Interest on our floating rate notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the floating rate notes, a 1.0% change in the interest rate on our variable rate debt would result in a $1.95 million corresponding effect on our interest expense on an annual basis. The interest rates on our variable rate long-term debt will reflect the market rate of the outstanding floating rate notes sold in the February 2005 offering, and therefore the carrying value of our variable rate long-term debt is expected to approximate fair value.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 25, 2006. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 25, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

The internal control deficiencies identified at the end of fiscal 2005 related to our financial closing process and our information technology general controls environment. We are taking remedial measures to improve the effectiveness of our internal controls, and management believes that these efforts will not only address the internal control deficiencies described above, but also improve the effectiveness of our disclosure and internal controls in the future. Specifically, we are and will be:

•	strengthening our internal staffing and technical expertise in financial, tax and SEC accounting and reporting to accommodate our new status as a stand-alone public company; and

•	engaging an outside compliance consulting firm to advise us on improving our internal controls in selected areas.

The process and control improvements described above, which are still in the process of being implemented, are the only changes in our internal controls during the thirteen weeks ended March 25, 2006, that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures. We plan to continue to assess our internal controls and procedures and will take further action as necessary or appropriate to address any other matters we identify, including to effect compliance with Section 404 of the Sarbanes-Oxley Act when we are required to make an assessment of our internal controls under Section 404 for fiscal 2008.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Credit Agreement among Harry & David Operations Corp., as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lenders party thereto, UBS Securities LLC, as Lead Arranger, UBS Loan Finance LLC, as a lender and as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, as the Administrative Collateral Agent and as Administrative Agent for the lenders and GMAC Commercial Finance LLC, as Collateral Agent (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Form 8-K dated March 22, 2006 (File No. 333-128870) and incorporated herein by reference)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

HARRY & DAVID HOLDINGS, INC.

By:	/S/ WILLIAM H. WILLIAMS
William H. Williams
President and Chief Executive Officer

By:	/S/ STEPHEN V. O’CONNELL
Stephen V. O’Connell
Chief Financial Officer and Chief Administrative Officer

May 9, 2006