Form 10-K
period 2006-06-24
Harry & David Holdings, Inc.
filed 2006-09-22
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 24, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-127173

Harry & David Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0884389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2500 South Pacific Highway, Medford, OR, 97501

(Address of Principal Executive Offices)

(541) 864-2362

(Registrant’s telephone number including area code)

None

(Former name, former address, and former fiscal year if changed since last report)

None

(Securities registered pursuant to Section 12(b) of the Act)

None

(Securities registered pursuant to Section 12(g) of the Act)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 22, 2006
Common stock $0.01 par value	1,019,929

The aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, information statements and other information regarding Harry & David Holdings, Inc. and other companies that file materials with the SEC electronically. We also make available free of charge through our website, www.hndcorp.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and information statements and amendments to reports filed or furnished to the SEC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, included herein contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance and growth potential of our brands, statements related to litigation matters, statements related to introducing new core and seasonal merchandise assortments, statements related to reducing returns, replacements and damages, statements related to implementing new inventory management systems, statements related to new marketing initiatives and expanding electronic direct marketing initiatives, statements related to transportation costs, statements related to our plans to open new retail stores, statements related to implementing new e-commerce functionality, statements related to future comparable store sales, statements related to our fiscal 2006 income tax provision and effective tax rate, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the impact of new accounting pronouncements, statements related to indemnifications under our agreements, statements related to legal proceedings and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed in Part I - Item 1A- Risk Factors and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

i

ii

PART I

ITEM 1. BUSINESS

Unless otherwise indicated, as used in this Form 10-K, the terms “we,” “our” and “us” refer to Harry & David Holdings, Inc. and its consolidated subsidiaries. We are a holding company owned by funds sponsored by Wasserstein Partners, LP, and its affiliates (“Wasserstein”), funds sponsored by Highfields Capital Management LP (“Highfields”) and certain members of management. References to “Harry and David” are to our subsidiaries that grow, manufacture, design, market and package our gift-quality fruit and gourmet food products and gifts. References to “Jackson & Perkins” are to our subsidiaries that develop, grow and market our premium rose plants, horticultural products and gifts and other premium home and garden décor products. References to “Harry and David®” and “Jackson & Perkins®” are to the respective trademarks.

Our fiscal year has historically ended on the last Saturday of March. Our fiscal quarters have historically ended on a Saturday in each of June, September, December and March and are generally thirteen weeks in length. Effective June 2005, we changed our fiscal year end to the last Saturday of June with corresponding changes to each of our fiscal quarters. In this Form 10-K, when we refer to fiscal year 2006, we are referring to the 52 weeks ended June 24, 2006 and when we refer to any fiscal year prior to fiscal 2005, we are referring to the 52/53 weeks ended on the last Saturday of March of that year.

OVERVIEW

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry and David® brand, and premium rose plants, horticultural products and gifts and other premium home and garden décor products marketed under the Jackson & Perkins® brand. Our signature Harry and David® products include our flagship Royal Riviera® pears, our Fruit-of-the-Month Club®, our Tower of Treats ® gifts (stacked boxes filled with various products) and Moose Munch® caramel and chocolate popcorn snacks. Our signature Jackson & Perkins products include our award-winning premium hybrid roses, as well as our patented and exclusive Simplicity®, Ronald Reagan, Princess Diana and Pope John Paul II roses. Our marketing channels include direct marketing (via phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores and wholesale distribution through select retailers.

We grow, manufacture, design or package products that account for the significant majority of our sales annually. In addition, we have created a substantial and scalable infrastructure through recent significant capital expenditures in our production, fulfillment and distribution capabilities, our information technology systems, and our retail stores network. Our vertically integrated operations allow us to efficiently manage our costs, quality assurance, manufacturing flexibility and inventory. Accordingly, we expect to derive cost structure and operating margin benefits as revenues increase. We believe that our vertical integration allows us to maintain a high degree of control over product quality compared with that of our competitors as we rely less heavily on third-party suppliers, particularly during peak periods. In addition, our vertical integration generally lowers our product sourcing costs, allows us to optimally adjust the assortment of products we offer and enables us to adjust product inventory levels to quickly respond to changes in customer demand.

We believe that several long-term trends are positively affecting our business, including continued discretionary consumer spending and the growth of our target market. In addition, we expect our Harry and David business to benefit from increased online retailing, a maturing population that is likely to increase our customer base, increased opportunities for cross-channel marketing, increased consumer demand for higher levels of quality and taste, the perception by a growing number of consumers of specialty foods as an affordable treat and the continued expansion of distribution channels for marketers. We expect our Jackson & Perkins business to benefit from a maturing population who tend to be homeowners with disposable income, as well as the growth of gardening as a popular hobby of Americans. We have recently implemented several initiatives to drive internal and organic growth, including: increasing brand awareness to drive sales in all of our direct marketing channels through customer file growth, increased Internet presence and increased brand advertising, implementing new in-store promotions and changes in interior design, and further expanding our customer reach through the Harry and David wholesale channel.

OUR HISTORY

Harry & David Holdings, Inc. (formerly known as Bear Creek Holdings, Inc., formerly known as Pear Acquisition Inc.) was incorporated in March 2004 in Delaware for the purpose of acquiring Harry and David Operations Corp. (formerly known as Bear Creek Corporation).

On June 17, 2004, we purchased all of the outstanding shares of common stock of Harry & David Operations Corp. (formerly known as Bear Creek Corporation), from Yamanouchi Consumer Inc., (“YCI”) (the “2004 Acquisition”). The aggregate consideration for the 2004 Acquisition was, including cash acquired of $22.8 million, $252.9 million, including fees and expenses and a beneficial post-closing working capital purchase price adjustment of $1.4 million. The 2004 Acquisition was financed through an $82.6 million equity contribution from Wasserstein and Highfields, borrowings by our subsidiary Harry & David Operations Corp. of $155.0 million under a senior secured term loan and borrowings by us of $13.9 million under an unsecured term loan.

Upon the closing of the 2004 Acquisition, Harry & David Operations Corp. also entered into a new $150.0 million revolving credit facility secured by our assets. Harry & David Operations Corp. uses this facility to provide seasonal working capital to support inventory buildup for the holiday selling season and for other general corporate purposes. In February 2005, this facility was amended and restated to reduce the borrowing availability to $125.0 million and to amend certain of its covenants. This facility was replaced on March 20, 2006 with a new revolving credit agreement with a group of lenders that provides for $125.0 million of revolving credit secured by our assets.

In February 2005, Harry & David Operations Corp. issued $70.0 million of Senior Floating Rate Notes and $175.0 million of Senior Fixed Rate Notes (the “Senior Notes”), the proceeds of which, together with operating cash, were used to repay the $155.0 million secured loan and the $13.9 million unsecured term loans and to return $82.6 million of capital to our stockholders.

The results of operations presented in this Report for all periods prior to the 2004 Acquisition are referred to as the results of the “Predecessor.” The financial data of the Predecessor and Harry & David Holdings, Inc. (“Successor”) has been combined for fiscal year 2004 and is presented for comparative purposes. The Predecessor ceased operations as of the date of the 2004 Acquisition.

OUR SEGMENTS

Net sales are derived primarily from our three reporting segments: Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins.

For financial information about our reporting segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

Harry and David

Under the Harry and David brand, we grow, manufacture, design, package and market, through multiple channels, gift-quality fruit, such as our flagship Royal Riviera® pears and Fruit-of-the-Month Club®, exclusive specialty food products and other gifts such as Moose Munch® caramel and chocolate popcorn snacks and packaged gift baskets, as well as other gourmet confections, chocolates, bakery items, specialty foods and home accessories. Harry and David® products are sold through our catalog, the Internet, business-to-business and consumer telemarketing, stores and wholesale channel.

We also utilize public and corporate relations to help promote new products and create brand awareness. The Harry and David® brand has received widespread coverage in newspapers such as the Wall Street Journal, local newscasts, and feature segments on the Food Network, the Today Show and Late Show with David Letterman. We intend to continue to attract coverage through additional regional media events and hosted product samplings.

Harry and David Direct Marketing

We offer a wide variety of gift-quality fruit and exclusive specialty foods and other gifts through our Harry and David catalog, the Internet and our business-to-business and consumer telemarketing. We update our product line seasonally. Our highly-prized and distinctive Royal Riviera® pears are available in only limited supply and are included in a significant portion of our products sold. In fiscal 2006, we believe that our enhanced direct marketing efforts such as increasing catalog circulation, increasing Internet advertising and higher product and delivery promotions led to an increase in our sales and added a record number of new customers and recipient names to our proprietary customer and recipient database. Based on our internal evaluations and customer surveys, we believe that these efforts contributed to record annual direct marketing sales in fiscal 2006, and our highest annual sales for the holiday selling season. Internet operations have been the fastest growing channel of our Harry and David Direct Marketing segment.

Catalogs. Our catalogs have historically been and continue to be our primary marketing tool for both existing and new customers and help to generate the majority of our orders and sales in each of our direct marketing channels. Harry and David catalogs have consistently been voted best in their class by peer companies and have recently won Awards for Excellence from Multichannel Merchant, an industry publication. The awards, which are based on factors including catalog design, quality of photography and copy, customer response rate, order size and overall profitability, are some of the most prestigious in the catalog industry. We intend to continue to refresh and update our catalog layout and design to continue to stimulate customer responses.

For each customer in our database, we maintain an active marketing and purchasing history. We model a customer’s product affinity and propensity to respond to future catalog circulations through sophisticated techniques to extrapolate relevant purchasing and customer information that we have developed internally over the years. We then develop a detailed circulation plan for each catalog mailing, combining sophisticated list segmentation based on the data mined. For prospective customers, we employ a similar strategy based on names and information that we rent from or exchange with independent third parties. In fiscal 2006, we circulated approximately 100 million Harry and David catalogs, an increase of 6.5% over the prior fiscal year.

Internet. Our Harry and David website, at www.harryanddavid.com, provides a growing and complementary channel to our catalog business that improves customer access and convenience, enables timely communication through email, enhances our market share of last minute gift-giving sales and increases our brand awareness. In fiscal 2006, nearly 45% of all direct marketing orders were placed over the Internet, and approximately 61% of our new customers placed at least one order on our website. Increased Internet orders help lower infrastructure and operating costs, improve inventory management through pricing flexibility, as well as lower customer acquisition expenses compared to catalogs. The Internet also allows us to capture a larger share of our customers’ gifting orders across channels. We believe that our highly recognizable brand name has enabled us to develop strategic on-line partnerships with high traffic websites, such as Amazon.com and MSN.com. We also have commission agreements with partner websites such as Upromise.com and select airline frequent flyer programs, strategic advertising placement on websites and key word search placement on search engine websites such as Google.com and Yahoo.com.

Business-to-business sales. We offer business-to-business sales of our products for corporate gift-giving, incentive and consumer promotional programs throughout the year. Business-to-business customers tend to generate higher average order sizes and become valuable long-term customers. Business-to-business sales also provide another method through which we can promote our brands and reach new customers. Although most of our business-to-business customers are small and medium-sized businesses, we are increasing our focus on larger businesses. Our contractual relationships with these customers are typically established for a specific period of time and are tied to a specific selling season or event.

Customer profile. In fiscal 2006, individuals accounted for the majority of our Harry and David Direct Marketing net sales, while businesses accounted for the remaining sales. The top 100 customers in Harry and David Direct Marketing represented approximately 1.4% of Harry and David Direct Marketing net sales in fiscal 2006. The vast majority of direct marketing customers purchase Harry and David products as gifts. These customers tend to place orders more frequently and have higher average order sizes compared to the industry average. Our surveys show that our customers buy our products because of quality, convenience, gift selection, past experience and positive feedback from prior gift recipients.

Competition. The U.S. consumer markets for flowers, cards and gifts, and specialty foods are highly competitive and fragmented. We compete based on product quality, package design, shopping convenience, customer service and previous brand experience. In our direct marketing channel, we compete with traditional distribution channels, other web sites, floral and specialty gift direct marketers and catalog companies. Harry & David Direct Marketing’s primary competitors are 1-800 Flowers, FTD.com and Williams Sonoma.

Harry and David Stores

We launched the Harry and David Stores (“Stores”) division in 1993 and opened our flagship Country Village store near our headquarters in Medford, Oregon in 1994. Our Harry and David Stores extend the Harry and David Direct Marketing brand presence, increase our access to new customers and provide a platform to capture consumer demand for year-round gifts, self-consumption and entertaining needs. Our core products include signature holiday and seasonal gift items such as boxes of Royal Riviera® pears and Tower of Treats® gifts. The Harry and David Stores segment also offers an expanded assortment of products for custom-gifts such as “Baskets by You”SM, and entertaining needs including a broad assortment of chocolates, confections, snacks, condiments, easy-to-prepare specialty foods, home entertainment products and tabletop and home décor accessories. Furthermore, our stores are a primary channel for facilitating new product development. We update our product line seasonally with a goal to derive 40% to 45% of our store sales from new and updated products. In fiscal 2006, we offered over 600 new or updated products in our stores.

Our outlet stores focus on value pricing in self-use packaging along with selections from our core product line. Our specialty stores focus on gift-ready packaging, our core product line and selected tabletop, home décor accessory and entertainment products. Our flagship Country Village store offers the full line of Harry and David products with expanded offerings and an extensive fresh fruit, vegetable and gourmet specialty foods and wine selections.

Key initiatives in the Harry and David Stores division such as reinvigorating our product development process, increasing the number of new and updated products, improving in-store packaging and signage, expanding in-store customer loyalty and delivery programs, improving inventory management and leveraging the field sales management incentive program have enabled us to continue to achieve positive comparable store increases. In addition, we are able to cross-promote our channels. For example, our “We Deliver” program allows our in-store customers to place catalog orders with our stores, and our Internet customers are able to obtain same-day delivery of products through our retail stores. Our custom gift program “Baskets By You”SM allows for store customers to create their own gift baskets. Our retail channels also provide a mechanism to increase repurchase frequency, increase average transaction size and improve customer retention. In addition, we have implemented a successful in-store and direct mail campaign to grow our Stores customer file. As a result of these initiatives, we have experienced increased comparable store sales for the last 33 consecutive months, through August 2006. Going forward, we plan to continue to expand our store product categories while continuing to seasonally update our existing product offerings. Recent new or expanded categories include wine, oil and vinegar, luxury chocolates, as well as tabletop, serveware and holiday décor. We are also upgrading selected specialty stores to test a new interior design, which is intended to increase sales per square foot, optimize product presentation, increase customer interaction through product demonstrations and sampling, feature our custom gift services, increase store traffic and improve conversion of browsing customers to purchasing customers.

Store locations. As of June 24, 2006, we operated one Country Village store, 83 outlet stores in factory outlet malls and 46 specialty stores in select malls, lifestyle centers and other high traffic shopping areas throughout the U.S. We continue to opportunistically open new store locations. As of June 25, 2005, we operated one Country Village Store, 83 outlet stores in factory outlet malls and 52 specialty stores in select malls, lifestyle centers and other high traffic shopping areas throughout the U.S.

Customer profile. Similar to our Harry and David Direct Marketing customers, Harry and David Stores customers are primarily affluent, well-educated, discerning, brand-responsive and family-oriented women. More store customers make purchases for self-use than our Harry and David Direct Marketing customers who primarily make purchases for gifts. Harry and David Stores customers purchase year–round and more frequently in the non-holiday period than Harry and David Direct Marketing customers and, therefore, provide us with new year-round buyers to target through the direct marketing channel at minimal customer acquisition costs.

Competition. Our Harry and David stores compete based on proprietary, diverse and high-quality product offerings, and focus on customer satisfaction and gift services. Our primary competitors in the confections sector are See’s Candies, Lindt & Sprüngli (the parent company of Ghirardelli), Godiva and Rocky Mountain Chocolate. Our primary competitors in the specialty food and home accessories sector are Williams-Sonoma for our specialty stores and Kitchen Connection and Le Gourmet Chef for our outlets.

Harry and David Wholesale

Harry and David wholesale was launched in 2001 to further expand our customer reach and brand awareness, focusing primarily on building relationships with leading retailers in their respective classes of trade. These classes of trade include select club channel retailers, mass merchants, department stores, specialty retailers and grocery accounts. The top ten wholesale customers represented 80% of Harry and David Wholesale gross product revenues in fiscal 2006. Harry and David’s relationships with its wholesale customers provide us access to a large number of consumers, many of whom fit the Harry and David customer profile. We expect that these relationships will increase overall wholesale sales by attracting such wholesalers’ customers to purchase in our other retail channels. We also believe that our wholesale relationships increase our brand presence and awareness, and allow us to produce and sell greater amounts during our non-holiday selling season.

All of the products that we sell through the wholesale channel are branded, proprietary and packaged appropriately for our retail customers. Harry and David products sold through the wholesale channel include chocolates and confections, such as Moose Munch® caramel and chocolate popcorn snacks and Moose Munch® bars, as well as channel-appropriate gift baskets and other gifts. We believe that the continued expansion of our Harry and David brand into the wholesale channel through the introduction of new products and selected specialty foods such as snacks, condiments and preserves will be a driver of growth for us going forward.

Competition. Harry and David wholesale’s primary competitors in the confections sector are premier confectioneries Lindt & Sprüngli (the parent company of Ghirardelli) and Godiva.

Harry and David Product Development

We believe that innovative product development allows us to differentiate and strengthen the value of our Harry and David brand. Product development at Harry and David is driven by customer purchasing trends tracked through our direct marketing channel and our stores, as well as trends in the gourmet and specialty foods and restaurant industries that are monitored through industry exhibitions and publications and subscriptions to trend services. New product designs are initially conceptualized by our merchant/product teams. They are then developed for design review and undergo a quality testing process using internal product teams and/or outside support. Our product packaging is developed by our product design team that ensures that the packaging preserves the product’s integrity through our various distribution channels and the package design is consistent with the Harry and David brand’s product quality and specialized merchandising requirements. Once new products are sufficiently tested, they are introduced into the appropriate channel.

Harry and David Production and Manufacturing

We have grown pears in our orchards since our original founding in 1886. Currently, we own more than 3,450 acres of land in Oregon, of which approximately 2,010 acres are planted orchards geographically dispersed throughout the Rogue Valley of Southern Oregon at varying elevations and micro-climates. This dispersion has historically allowed us to successfully mitigate the risks associated with frost, wind, hail and other storm damage from inclement weather as well as dependence on any particular water source. We also own a 55-acre campus in Medford, Oregon, which houses our 96,000 square foot bakery, confectionery and chocolate complex dedicated to the production of baked goods, chocolates and confections, our 340,000 square foot fruit packing and gift assembly complex, our 39,000 square foot year-round call center and various other distribution and storage facilities. Through decades of experience, we have developed proven techniques and expertise in growing and harvesting gift-quality fruit. In fiscal 2006, we harvested over 16,600 tons of pears and more than 790 tons of peaches. We are currently the U.S.’s largest producer of Comice pears, producing or controlling nearly 80% of the gift-quality Comice pears commercially produced in the U.S. In fiscal 2006, we also produced approximately 2.7 million pounds of baked goods and approximately 9.3 million pounds of confectionery products.

Jackson & Perkins

Jackson & Perkins is the largest grower and marketer of patented rose plants in the U.S., with nearly 250 registered patents. Jackson & Perkins products are sold through our direct marketing and wholesale distribution channels.

We primarily market our Jackson & Perkins products through our catalogs, the Internet and wholesale channels. We also utilize a variety of marketing programs designed to increase the Jackson & Perkins customer base, build brand awareness among customers and reduce customer acquisition costs. For example, we advertise through Internet affiliates for referrals, search engines and in leading horticultural magazines, such as The American Rose Society and Fine Gardening.

Over the past eight years, we have engaged in public and corporate relations campaigns to promote new Jackson & Perkins products, create brand awareness and define our image. One of our most successful public and corporate relations campaigns has been the introduction of “cause roses,” such as our Ronald Reagan, Princess Diana and Pope John Paul II roses, where we work with various organizations to patent a specific rose and trademark it in the name of the organization’s cause or patron. Jackson & Perkins’ exclusive cause roses benefit from highly recognized and creative name selection allowing us to advertise that these specific roses are only available from Jackson & Perkins.

Jackson & Perkins Direct Marketing

Our Jackson & Perkins brand was established in 1872, and our signature Jackson & Perkins products include award-winning premium hybrid roses, as well as patented and exclusive Simplicity®, Ronald Reagan, Princess Diana and Pope John Paul II roses. In addition to roses, Jackson & Perkins’ direct marketing division markets a wide variety of flowers, perennials, gift plants and bulbs, as well as other premium home and garden décor products, decorative garden gifts, tools, garden accessories and plant care products through its catalog and Internet channels. As with Harry and David, catalogs are the primary marketing tool for the Jackson & Perkins direct marketing division. Jackson & Perkins circulated approximately 18.4 million catalogs in fiscal 2006. Since its launch in 1997, the Internet has complemented Jackson & Perkins catalog operations by expanding our customer reach, promoting brand awareness and reducing customer acquisition and infrastructure costs.

Our award-winning Jackson & Perkins catalogs include proprietary products and plant and gardening information combined into a comprehensive resource for customer purchasing. Our Jackson & Perkins’ website, at www.jacksonandperkins.com, has been an effective channel for attracting new customers, with approximately 48% of new customers placing at least one order on the website during fiscal 2006.

Customer profile. Jackson & Perkins direct marketing caters to individual customers. Our typical Jackson & Perkins customer is an affluent, well-educated, discerning and brand responsive woman. One-third of these customers consider themselves avid gardeners and a majority live in non-urban areas. The top 100 direct marketing customers accounted for less than 1% of Jackson & Perkins’ net sales in fiscal 2006.

Competition. Jackson & Perkins holds a strong position in the highly fragmented direct marketing horticulture industry. Our primary competitors in the outdoor living industry are Park (which owns Wayside), Gardens Alive!, Gardener’s Supply and Smith & Hawken.

Jackson & Perkins Wholesale

Jackson & Perkins’ wholesale division markets premium rose plants through a national sales force to local garden centers, home improvement stores, nurseries and mass marketers throughout the U.S. Jackson & Perkins’

wholesale division also receives royalty revenue generated by licensing its own patented roses to other growers for resale. Jackson & Perkins wholesale currently sells several categories of products, including bareroot roses, packaged roses and container roses. Bareroot roses accounted for the largest portion of fiscal 2006 net sales through the wholesale channel. In addition, Jackson & Perkins’ wholesale division is the North American master licensee for Suntory, a Japanese breeder of bedding plants. In that capacity, Jackson & Perkins wholesale markets and sublicenses Suntory varieties to bedding plant growers and brokers throughout North America.

We employ a corporate sales force specifically for our wholesale customers and utilize a variety of advertising and public relations programs to promote brand awareness. Our sales force is dedicated to developing long-term relationships with our Jackson & Perkins wholesale division customers. Our senior sales personnel have significant industry experience and strong relationships with key customers.

The top ten customers accounted for approximately 50% of fiscal 2006 gross product revenues in the Jackson & Perkins wholesale division. Two of these top ten customers are buying cooperatives comprised of many members that place orders on behalf of multiple stores. Historically, garden centers have accounted for the largest percentage of our Jackson & Perkins’ wholesale division revenues and home improvement stores, club and big box retailers have represented the second largest revenue source.

Competition. Jackson & Perkins wholesale’s primary competitors in the premium rose-brand industry are Star Roses, owned by Conard Pyle, Week’s Roses, owned by International Garden Products, and Bailey Nursery, owned by Bailey’s.

Jackson & Perkins Product Development

Jackson & Perkins develops distinct and patentable rose varieties at its 21-acre research facility located in Somis, California. Our innovative breeding program targets the critical success factors, such as color and fragrance. Our dedicated hybridizing staff creates some of the best selling products from Jackson & Perkins, including the development of hundreds of patented rose varieties, numerous All-American Rose Selection award-winning roses and the establishment of an extensive and proprietary genetic rose database. In fiscal 2006, approximately 13% of Jackson & Perkins’ direct marketing net sales were generated by our own patented roses.

Jackson & Perkins Production and Manufacturing

Our rose growing operations are located in Wasco, California near our production and wholesale fulfillment and distribution facilities. Wasco provides ideal soil conditions for growing rose plants, an abundant water supply and a 260-day growing season. Under these conditions, Jackson & Perkins cultivates over 3,200 acres and harvests approximately five million rose plants annually.

RAW MATERIALS, INVENTORY MANAGEMENT AND SOURCING

We outsource some of our products through various third-party vendors. Harry and David products that we outsource include selected fresh produce, meats, certain confections, snacks, condiments and tabletop and home décor accessories. Similarly, Jackson & Perkins products that we outsource include bulbs, perennials, potted plants, garden accessories and décor, and other outdoor living products. We are diligent in our selection of companies to which we outsource and from which we purchase; we only select those whom we determine meet our high quality standards. For example, in order to ensure that fruit produced by domestic and international growers meets our high quality standards, our own personnel supervise the selection, grading and shipping of the fruit at the growing location. Varieties of fruit sold, but not grown, by Harry and David are produced by growers in various locations throughout the U.S. and in foreign countries.

Our primary raw materials include paper for our catalog operations, corrugated paper for our shipping needs, and chocolate, butter, cheese and fruit that we do not grow ourselves. We have multiple suppliers for these raw materials and we are not dependent on any one particular supplier. Furthermore, relative to other specialty retailers in the U.S. gift industry, we develop sales and manufacturing plans according to our product types based on our experience selling the same or similar items in prior years. We develop our products based on projected demand and have the flexibility in our manufacturing operation to change the assortment of products throughout the year as sales are generated during the season to ensure we have adequate supply while minimizing lost sales or excess inventory. We use many of the same raw materials for our gifts and from season to season to provide flexibility in adjusting finished goods across many products in our assortment. We also have long-term relationships with our suppliers that ensure us of adequate supply of raw materials.

DISTRIBUTION AND LOGISTICS

We utilize three year-round distribution centers, located in Medford, Oregon, Hebron, Ohio, and Wasco, California, to deliver our products to our customers. See Item 2 – Properties. In Medford, Oregon, live plant products and food products are distributed through two discrete buildings. In Hebron, Ohio, Harry and David products and Jackson & Perkins non-plant products are distributed. In Wasco, California, only Jackson & Perkins products are packaged, stored and distributed. In addition to our owned facilities, we lease storage and distribution facilities throughout the U.S. during the holiday selling season. Locations of these facilities may change annually, as we solicit bids each year.

From our manufacturing and packaging facilities, products are typically shipped by refrigerated truck or common carrier to one of our distribution centers. Subsequent distribution varies depending on the ultimate customer. Products ordered by direct marketing customers are typically shipped by refrigerated truck to an appropriate regional distribution point from which they are distributed to customers by commercial parcel service or U.S. Postal Service. For customers that request expedited deliveries, we have capabilities to ship directly through commercial parcel service or the U.S. Postal Service from our Medford, Oregon, Hebron, Ohio or seasonal distribution facilities.

Harry and David products purchased by store customers are typically shipped by refrigerated truck to Harry and David stores through regularly scheduled routes. Standard routes typically involve bi-weekly shipments, while peak-season routes typically involve multiple shipments per week. Products to be delivered to wholesale customers are typically shipped by refrigerated truck to either the wholesale customer directly or to the wholesale customer’s distribution center. Larger wholesale customers often pick up products directly from our distribution centers.

INFORMATION TECHNOLOGY

Our information technology system consists of both purchased systems and proprietary software that have fully-integrated functionality. Our information technology department directly manages all of our technology systems. Occasionally, this department utilizes outside experts to advise on specific functions or projects to ensure that our systems fully support our business. We have invested significant capital to develop our information technology infrastructure We estimate annual information technology expenditures will generally include selected system replacements, normal maintenance and functional enhancements on a going forward basis. We do not currently project any significant information technology projects or upgrades which cannot be accommodated within our current capital plans. See Item 1A – Risk Factors.

Our internally developed order fulfillment software is integrated with our manufacturing and distribution operations. At the point of order, a customer is able to select a desired receipt date, potentially months in advance, to coincide with gift-giving occasions and weather zone openings for appropriate planting conditions. Our fulfillment system is able to accept an order for a future date and match it to inventory that has yet to be manufactured on a SKU level. In addition, the system is able to select the appropriate products from our inventory that comply with state or international agricultural restrictions. Logistically, the system is able to assign the distribution facility from which the order will be shipped. During the holiday selling season, our information technology systems can cost-effectively scale to support in excess of 100,000 orders and 300,000 packages shipped per day.

Our information technology systems were designed with an emphasis on infrastructure stability. In the event of a system error, built-in redundancy and fail safe capabilities are designed to keep remaining systems operational, as each system functions independently.

CALL CENTERS AND CUSTOMER SERVICE

We accept orders through two year-round call centers located in Medford, Oregon and Hebron, Ohio, which collectively operate 24 hours a day, seven days a week. In fiscal 2004, we completed construction of a 39,000 square foot call center at our Medford, Oregon facility. We also operate a seasonal call center in Eugene, Oregon to support our peak selling season.

Our in-house call centers enable us to retain greater control of the quality, timeliness and cost of taking product orders over other marketers who outsource fulfillment services to unrelated contractors. Through our toll-free numbers, customers place orders, request catalogs or make merchandise and order inquiries. Customers generally have access to real-time product availability information and are able to select a desired receipt date at the time of order. Our experienced customer service representatives, including many of our seasonal staff who return each year to assist us during our peak selling periods, are an integral part of our business. We hire, train and retain customer-friendly customer service agents to answer telephone and e-mail inquiries, to offer online customer service and to provide prompt attention and helpful information in response to our customers’ inquiries.

Defining attributes of the call centers are their scalability and integration. The information technology systems that support the call centers are scalable, supporting few call center workstations during non-peak seasons and expanding during peak seasons. In addition, the call centers are all fully integrated such that in the event of a hardware or software error at one call center, all incoming calls will automatically be rerouted to another functioning call center.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We apply for U.S. and foreign plant patents on those new rose varieties that we develop and intend to market. Currently, we hold nearly 250 registered patents which will expire on dates ranging from less than one year to 20 years. We believe that patents are of significant value to our business during the early years that the new variety is marketed and become less valuable during subsequent years as newer varieties are introduced. See Item 1A – Risk Factors.

We grant licenses to grow roses covered by our patents to certain domestic and foreign growers. Similarly we obtain licenses to grow roses covered by patents held by others. Jackson & Perkins is also the master licensee for Suntory bedding plants in North America and we share the royalties collected on Suntory sales.

We also hold trademark registrations covering the form and style of most of the slogans and trademarks used in our advertisements and packaging materials, including Royal Riviera® pears, Fruit-of-the-Month Club® products, Tower of Treats® gifts and Moose Munch® caramel and chocolate popcorn snacks. We believe that our trademark registrations are of significant value to our business. Additionally, our policy is to copyright certain advertising copy and descriptive or instructional materials included in customer packages.

We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. Our service marks and trademarks used in this annual report include: Harry and David® and Jackson & Perkins®; Royal Riviera® pears; Fruit-of-the-Month Club®; Tower of Treats®; Moose Munch®; Baskets by YouSM; Royal Chocolates® and Simplicity® roses. Each trademark, trade name or service mark of any other company appearing in this annual report belongs to its holder. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship by us of, the trademark, trade name or service mark owner.

EMPLOYEES

At August 28, 2006, we had 1,463 full-time employees. During the fiscal 2006 holiday selling season, we employed approximately 9,900 workers. Agricultural workers in California, which number from approximately 125 year round to approximately 750 during the peak season, are covered under a collective bargaining agreement which expires June 30, 2007.

GOVERNMENT REGULATION

Our food operations are subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents, and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental, health and safety authorities. The U.S. Food and Drug Administration enforces statutory standards regarding the labeling and safety of food products, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for foods and determines the safety of food substances in the U.S. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions. See Item 1A – Risk Factors.

Our operations are subject to comprehensive federal, state and local laws and regulations relating to environmental protection. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, or the risk of exposure to chemicals, and these permits are subject to modification, renewal and revocation by issuing authorities. We use pesticides, petroleum products, refrigerants and other hazardous materials in the operation of our business. If we do not fully comply with applicable environmental laws and regulations or the permits required for our operations, or if a release of hazardous materials occurs at or from one of our facilities, we could become subject to fines, penalties, or other sanctions as well as to lawsuits alleging exposure, personal injury or property damage. We could also be held liable for the cost of remedying the condition or incur costs related to retrofitting or upgrading our facilities. In addition, maintaining or achieving compliance with the existing and increasingly stringent future environmental requirements could require us to make material additional expenditures.

We have incurred, and may in the future incur, costs to investigate and clean up soil contamination at some of our current and former properties.

The Federal Trade Commission (“FTC”) has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing the Internet, with particular emphasis on access by minors. In addition, other governmental authorities have proposed regulations to govern the collection and use of personal information that may be obtained from customers or visitors when accessing the Internet. These regulations may include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC has made inquiries and investigations of companies’ practices with respect to their information collection and dissemination practices to confirm that these are consistent with stated privacy policies and to determine whether companies take precautions to secure the privacy policies of these customers, including policies relating to security of consumers’ personal information. In some situations, the FTC has brought actions against companies to enforce the privacy of these customers, including policies relating to the security of consumers’ personal information. Additionally, U.S. and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists.

ITEM 1A. RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business, which should be carefully considered together with the other information contained in this Annual Report and in our other SEC filings. If any such risks and uncertainties actually occur, our business, financial condition or other operating results could differ materially from the plans, projections and other forward-looking statements included in Item 7 – MD&A and elsewhere in this Annual Report and in our other public filings. See Forward-looking Statements discussion at the beginning of this Annual Report. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties actually occurs, our business, financial condition or operating results could be harmed substantially.

The majority of our sales and net earnings are realized during the holiday selling season from October through December, therefore, if sales during this period are below our expectations, there may be a disproportionate effect on our revenues and expenses.

We experience significantly increased sales activity during the holiday selling season, particularly between the Thanksgiving and Christmas holidays. For example, in fiscal 2006 the Harry and David Direct Marketing and Harry and David Stores segments collectively generated approximately 54% of their annual net sales during the holiday selling season. If sales during this period are below our expectations, there may be a disproportionate effect on our revenues and expenses. Accordingly, changing economic conditions or deviations from projected demand for products during the holiday selling season in the fourth calendar quarter could have a material adverse effect on our financial position and results for the full year.

In anticipation of the holiday selling season, we commit to and incur significant advance and incremental expenses. For example, we typically significantly increase our inventory levels and hire a substantial number of seasonal employees to supplement our existing workforce. Because we commit to certain fixed costs in anticipation of expected sales during the holiday selling season in the fourth calendar quarter, if our actual sales during that calendar quarter are lower than anticipated, our results of operations and profitability will be negatively impacted.

Disruption in our operations in preparing for or experienced during the holiday selling season could result in decreased sales. Such disruptions can result from interruptions or delays in telecommunication systems or the Internet that interfere with our order-taking process, supply chain disruptions caused by an interruption in our information technology systems or at our distribution centers. These disruptions could impede the timely and effective delivery of our products and result in cancelled orders, a delay in the circulation of our holiday catalogs, or other problems with our information technology or order-fulfillment operations as discussed below.

Our quarterly operating results may fluctuate significantly due to a variety of factors, including seasonality and the timing of various holidays.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including, but not limited to, shifts in the timing of holidays, including Easter, Thanksgiving and Christmas and the strategic importance of holiday selling season results. Because of the timing of our fiscal quarter ends, a holiday may occur during different fiscal quarters from year to year. Holiday selling season sales may also significantly fluctuate annually depending upon the number of shopping weekends between Thanksgiving and Christmas, which is our peak season. As a result, our year-to-year comparisons may be inconsistent.

In addition, most of our operating expenses, such as rent expenses, advertising and promotional expenses and employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a particular quarter are below our expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore a sales shortfall could have a disproportionate effect on our operating results for that quarter. As a result of these factors, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

Comparable store performance may fluctuate significantly due to a variety of factors.

Comparable store sales may fluctuate in the future due to a variety of factors, including:

•	the general retail sales environment, including local competition and economic conditions;

•	changes in our merchandise mix or pricing strategies;

•	our ability to efficiently source and distribute products;

•	the timing of release of new merchandise and promotional events;

•	the success of our marketing programs;

•	our ability to attract and retain a qualified sales staff, particularly during the holiday selling season;

•	the number of stores we open, expand or close in any period; and

•	weather conditions which can reduce customer traffic, thereby affecting comparable store sales.

If we are unable to accurately target the appropriate segment of the consumer market with our catalog mailings and achieve adequate response rates through our catalog mailings, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins.

We have historically relied on revenues generated from customers initially contacted through our catalog mailings. The success of our direct marketing business largely depends on our ability to achieve adequate response rates to our catalog mailings, which have historically fluctuated. Although we track the purchasing history of our customers to extrapolate a customer’s propensity to respond to future catalog circulations, any of the following could cause customers to forgo or defer purchases:

•	the failure by us to offer a mix of products that is attractive to our catalog customers;

•	the size, breadth and pricing of our product offering and the timeliness and condition of delivery of our catalog mailings;

•	the inability to design appealing catalogs; and

•	the customer’s particular economic circumstances or general economic conditions.

We must timely and effectively deliver merchandise to our stores and customers; if we fail to successfully manage our order-taking, fulfillment and distribution operations, merchandise may not be delivered in a timely and effective manner and the reputation of our brands may be damaged, resulting in decreased sales or unanticipated expenses.

In order to deliver high-quality products on a timely, reliable and accurate basis, we must successfully manage our order-taking, fulfillment and distribution operations. Our call centers and websites must be able to handle increased traffic, particularly during peak holiday periods. As is common in our industry, our order taking operations rely, in part, on third parties who provide telecommunications, data, electrical and other systems. If these third parties experience system failures, interruptions or long response times, degradation of our service may result. If orders are incorrect, incomplete, defective, or not delivered on time, customer retention rates could decline and, in turn, cause our revenues and profitability to decline.

We conduct the majority of our distribution operations through three year-round distribution centers. A serious disruption or slow-down at any of these facilities due to inclement weather, fire, earthquake, telephone service or power outages, inadequate system capacity, labor disputes, union organizing activity, human error, acts of terrorism or any other cause could materially impair our ability to distribute our products to customers in a timely manner or at the anticipated cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace any of our distribution centers or systems, which could reduce our revenues and profits and may harm our relationships with our customers. A significant portion of our products are perishable goods, and any disruption in operations, particularly any failure of our cold storage facilities, could damage a significant portion of our inventory and require us to write off that damaged inventory, thereby increasing our expenses.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, including senior design, marketing, operational and finance executives. Any loss or interruption of the services of one or more of our executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

Because competition for our employees is intense, we may not be able to attract and retain the highly skilled and seasonal employees we need to support our current operations and planned growth, or if we experience strikes, work stoppages or slow-downs, we could be adversely affected.

Our ability to provide high quality products, as well as our ability to execute our business plan generally, depends in large part upon our ability to attract and retain highly qualified personnel. Competition for such personnel is intense. We have in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The location of our corporate offices outside of a major metropolitan area has made it increasingly difficult to recruit personnel in certain fields, such as finance, marketing and design. We might not be successful in our efforts to recruit and retain the required personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

In addition, we require a large number of seasonal workers to meet customer demand during our peak season. If we are unable to hire an adequate number of seasonal workers, we may be unable to meet production schedules. In addition, we may experience higher wage costs if wage increases are required to attract adequate seasonal labor.

Agricultural employees in our subsidiary, Jackson & Perkins Operations, Inc., have been covered by a collective bargaining agreement with the United Farm Workers of America since 1995. No unions exist at our other facilities. If our relations with the unionized portion of our workforce deteriorate, the covered employees could initiate a strike, work stoppage or slowdown. In addition, similar labor difficulties could arise with our non-unionized workforce. Any disruption of our operations due to labor difficulties could result in our inability to timely meet customer demand or affect the quality or breadth of the products we offer. The reputation of our company and brands could suffer and we could lose customers as a result. In addition, increased labor costs, to the extent they cannot be passed on to our customers, could negatively impact our profitability.

Upgrades or modifications to our information technology systems and disruptions to our operations may result in decreased sales or cause us to incur unanticipated expenses.

Our success depends on our ability to source and distribute merchandise efficiently through appropriate systems and procedures. We regularly evaluate our information technology systems and requirements and, from time to time, we may substantially upgrade or otherwise modify the information technology systems that support our product pipeline, including systems relating to product design, sourcing, merchandise planning, forecasting and purchase order, inventory, distribution, transportation and price management. Modifications may involve updating or replacing legacy systems with successor systems on a periodic basis. There are inherent risks associated with replacing our core systems, including possible supply chain disruptions that would affect our ability to take orders and ship products to our stores and customers on a timely basis. We may be unable to successfully launch new systems or the launch may occur with disruptions. Any disruptions could result in decreased sales or cause us to incur unanticipated expenses, thereby reducing our profitability.

We must successfully manage our Internet business.

The success of our Internet business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

SEC reporting obligations are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting by the time our fiscal 2008 annual report is due and thereafter. This process will require us to document our internal controls over financial reporting and to potentially make significant changes thereto. See also Part II – Item 9A – Controls and Procedures. As a result, we may be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to test our systems and to make such improvements and to hire additional personnel.

We rely on the products and services of third parties and if we fail to establish, maintain and develop strategic relationships with high quality, well-known, reputable and reliable vendors and suppliers, our sales may decline or our costs may increase.

Our business is dependent on continued good relations with our third-party vendors and suppliers for some of our products and services. Outsourced products include some of our Harry and David® fresh produce, meats, snacks and condiments, gift plants, tabletop and home décor accessories, Jackson & Perkins® garden and home accessories and other outdoor living products. We do not directly control these vendors or the quality of their goods and therefore cannot control the selection, grading and shipping of some of these fresh products. If these vendors and suppliers do not fulfill orders to our customers’ satisfaction, including our customers’ expectation of quality, our customers may not purchase from us in the future. Further, if we are unable to produce sufficient inventory for any reason, we may also be dependent on third parties for products we usually produce ourselves.

We do not have any contractual relationships with our vendors and, accordingly, there can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing. Our vendors could discontinue selling to us or raise the prices they charge at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, certain of our vendors sell their products directly to the retail market and therefore compete with us directly, and other vendors may decide to do so in the future. There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lesser quality items, raise the prices they charge us or focus on selling their products directly. Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, could have a material adverse effect on our business, results of operations and financial condition.

In addition to outsourcing orders for our products, we also depend on third parties for our cold storage, telecommunications, maintenance of certain of our technology systems and shipment of our products. Our inability to acquire such services, or the loss of one or more key vendors, could have a negative effect on our business and financial results.

We depend on third-party carriers to deliver our catalogs, as well as for delivery of purchased products, and any increase in postal or shipping rates or disruption in delivery services will result in increased customer acquisition or shipping costs, which we may be unable to recover.

Our business depends on the timely delivery of our catalogs and purchased products to our customers. We rely on the U.S. Postal Service to deliver our catalogs, and on private carrier services to deliver our purchased products. The inability of these carriers to timely deliver our catalogs or products could harm our reputation and result in lower order rates, resulting in lower sales revenues and lost customers.

We rely upon United Parcel Service for our product shipments, including shipments to, from and between our stores. Accordingly, we are subject to risks, including employee strikes and inclement weather, which may affect United Parcel Service’s ability to meet our shipping needs. Among other things, any circumstances that require us to use other delivery services for all or a portion of our shipments could result in increased costs and delayed deliveries and could materially harm our business. In addition, although we have a contract with United Parcel Service that expires in June 2008, they have the right to terminate the contract upon 30 days written notice. While the contract with United Parcel Service provides certain discounts from the shipment rates in effect at the time of shipment, the contract does not limit their ability to raise the shipment rates at any time. Accordingly, we are subject to the risk that United Parcel Service may increase the rates they charge, terminate their contract with us, decrease the rate discounts provided to us when an existing contract is renewed or that we may be unable to agree on the terms of a new contract with United Parcel Service, any of which could materially adversely affect our operating results.

Increases in postal rates or changes in the availability of rate discounts could have a negative impact on our operating results to the extent that we are unable to pass such increased costs on directly to customers or offset such increased costs by raising our selling prices. In addition, fuel costs are a significant component of our product delivery costs. We expect increased shipping expenses as the result of increasingly high fuel costs and the inability of the third-party carrier to absorb such increases. If our carrier raises the prices they charge to ship our goods, our customers might choose to buy comparable products locally to avoid shipping charges, which could negatively impact our sales.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect our earnings.

Our operations depend, in part, on the availability of various raw materials, including paper for our catalog operations, corrugated paper for our shipping needs, and chocolate, butter, sugar and cheese used to produce some of our products, and fruit that we do not grow ourselves. The availability of raw materials may decrease and their prices are likely to be volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Disruption in the supply of our raw materials could temporarily impair our ability to manufacture some of our products or require us to pay higher prices in order to obtain these raw materials from other sources. In the event our raw material costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials could materially increase our costs and therefore lower our gross margins.

Extreme weather conditions, crop diseases and pests could reduce both our crop size and quality, and we may be unable to produce or acquire sufficient inventory, resulting in lost sales, increased costs or lost customers.

Our business activities are subject to a variety of agricultural risks. Extreme weather conditions, such as droughts, frosts, hail or other storms can cause unfavorable growing conditions that adversely affect the quality and quantity of the pears, peaches and roses grown in our orchards and nurseries. Moreover, all of our irrigation rights are subject to and limited by adequate availability of irrigation water within a particular water shed system. Seasonal circumstances such as lower annual rainfall or snow accumulation may negatively affect the availability of water and consequently, in such a year, we may not receive our full allotment of water. The loss or reduction of the supply of water to any of our orchards or farms as a result of a drought at a particular water shed could result in our inability to produce sufficient inventory. Furthermore, weather conditions may also affect the availability and ripening of the fruit we use in various programs and promotions, which in turn may shift sales between quarters on a comparable year-to-year basis. Pests and crop diseases can also reduce our crop size and quality. If any of these factors affect a substantial portion of our production facilities in any year, we may be unable to produce sufficient crop inventory, resulting in lost sales, shifts in fruit sales between fiscal quarters, increased costs and/or lost customers.

Our primary growing season occurs during the second and third calendar quarters; the timing of ripening of seasonal fruits, if delayed, could cause delayed product shipments and therefore cause revenue recognition to be inconsistent from quarter to quarter.

Because we must commit to certain fixed costs before we know the results of a particular harvest, inclement weather conditions and agricultural pests leading to lower harvest yields can also negatively impact our sales and profitability.

Our operations and the food and horticultural products that we grow, manufacture and market, including products we source from third parties, are subject to regulation and inspection by the U.S. Department of Agriculture and the U.S. Food and Drug Administration, among other regulatory agencies, and we may incur increased costs to comply with applicable regulations.

We are subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents, and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental, health and safety authorities. These agencies enforce statutory standards and regulate matters such as the nature and amounts of pesticides that may be used in growing fruit, the sanitary condition of storage, processing and packing facilities and equipment, documentation of shipments, traceability of food products, the use of various additives, labeling, sales promotion, marketing practices, and, in some cases, the fruit that may be shipped to or from a state. Although we believe that our operations and our products, including products we source from third parties, are substantially in compliance with all currently applicable regulations and licensing requirements, we may be required to incur costly changes to operations in the future if regulations change or if new rules are adopted or if it is ultimately determined that we are not in compliance with existing regulations. Applicable federal, state or local regulations may cause us to incur substantial compliance costs or delay the availability of items at one or more of our orchards, nurseries, food production facilities, or storage and distribution centers, which could result in decreased sales. In addition, if violations occur, regulators can impose fines, penalties or other sanctions, and we could be subject to private lawsuits alleging injury and/or property damage. Our products could also become subject to quarantine by regulatory authorities, which would result in significant lost sales.

The industries in which we compete are highly competitive and a failure to compete effectively could result in lost revenues if our customers take their business elsewhere or we are unable to attract new customers.

The U.S. flower, card, gourmet food gift, specialty foods and outdoor living industries are highly competitive. The market for specialty retail products has undergone significant changes and growth over the past several years as consumer spending levels have increased, leaving the industries in which we compete highly fragmented and open to entry by new competitors. We compete with national, regional and local businesses and Internet retailers, as well as department stores and specialty stores, nurseries, discount stores, home improvement centers, big box retailers, supermarkets and mass merchants, some of whom are also customers that offer goods substantially similar to those we offer through our Harry and David® and Jackson & Perkins® brands. Some of our existing and potential competitors may have competitive advantages over us, including larger customer bases, more widespread brand recognition, a more developed Internet presence or greater financial resources. We face a variety of competitive challenges, including:

•	maintaining favorable brand recognition and achieving customer perception of value;

•	anticipating and quickly responding to changing consumer demands better than our competitors;

•	developing innovative, high-quality products that appeal to our target customers; and

•	sourcing, manufacturing and distributing merchandise effectively.

If we fail to effectively compete, we may have to reduce prices, resulting in decreased revenues and lower profit margins, loss of market share or increased marketing expenditures.

Because we specialize in hard to find and best in class products and our business is heavily dependent upon brand name and product recognition, the failure to protect our intellectual property could adversely affect our brand name and reputation which could result in a loss of customer confidence and lower sales, which may increase costs and reduce our profitability.

Our patents, trademarks, service marks, copyrights, trade dress rights, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. Our success, competitive position and amount of potential future income also depend on our ability to obtain and maintain our reputation for brand name proprietary products.

The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand names or goodwill and cause a decline in consumer confidence, resulting in a decline in our sales. Any use of our trademarks, such as Fruit-of-the-Month Club® or Royal Rivera® pears, by another party, in particular for use in connection with products of a lower quality than the products we offer, may dilute the value of our products and damage our reputation as a producer of high-quality, proprietary goods.

We cannot guarantee we will be able to adequately protect our intellectual property or that the costs of defending our intellectual property will not adversely affect our operating results. We are also subject to the risk of adverse claims and litigation alleging that our business practices infringe on the intellectual property rights of others. Litigation to establish the validity of any of our intellectual property, to defend against infringement claims of others or to assert infringement claims against others, can be expensive and time-consuming even if the outcome is favorable to us. If the outcome is unfavorable to us, we may be required to pay damages, stop production and sales of infringing products or be subject to increased competition from similar products. For example, we are currently appealing the denial of a patent on one of our rose varieties. Although this ruling is not expected to have an impact on any of our existing patents, the ruling could have an adverse impact on our ability to obtain patents on certain related rose varieties in the future.

Our business depends, in part, on factors affecting consumer spending that are out of our control.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, health epidemics and consumer perceptions of personal well-being and security. These factors may also affect our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

The amount of our outstanding borrowings could adversely affect our financial condition and adversely affect our ability to execute our business strategy.

We have a significant amount of indebtedness. As of June 24, 2006, we had $245.0 million of debt outstanding, representing the total outstanding principal amount of our Senior Notes. As of June 24, 2006, we also had $125.0 million available under our revolving credit facility. As of June 24, 2006, we had approximately $4.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at June 24, 2006 were approximately $9.5 million.

Our leverage may have important consequences. For example, it may:

•	limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to debt service, reducing the availability of our cash flow to use for other purposes; and

•	increase our vulnerability to economic downturns, limit our ability to capitalize on significant business opportunities and restrict our flexibility to react to changes in market or industry conditions.

Our ability to satisfy our outstanding debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We anticipate that our operating cash flow, together with borrowings under our revolving credit facility, will be sufficient to meet our anticipated operating expenses and to service our debt obligations as they become due. If, however, we do not generate sufficient cash flow for these purposes, we may be unable to service our indebtedness and may have to adopt alternative strategies that could include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking equity capital.

We may not be able to obtain additional financing, if needed, in amounts or on terms acceptable to us, if at all. If sufficient funds are not available or are not available on terms acceptable to us, our ability to fund expansion, take advantage of acquisition opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited. These limitations could materially and adversely affect our business, results of operations and financial condition.

Our operations are restricted by the terms of our debt.

Our revolving credit facility and the indenture governing our Senior Notes include a number of restrictive covenants. Our credit facility covenants restrict us, our subsidiary Harry & David Operations Corp., and certain of its subsidiaries, and the indenture governing our Senior Notes restrict Harry & David Operations Corp., and certain of its subsidiaries from, among other things:

•	incurring additional indebtedness or issuing preferred stock;

•	paying dividends or making other distributions or repurchasing or redeeming its stock or subordinated indebtedness;

•	making certain investments;

•	selling assets and issuing capital stock of restricted subsidiaries;

•	incurring liens;

•	entering into agreements restricting our subsidiaries’ ability to pay dividends;

•	entering into transactions with affiliates; and

•	consolidating, merging or selling all or substantially all of Harry & David Operations Corp.’s or any of the guarantors’ assets.

These covenants could limit our ability to plan for or react to market conditions or to meet our capital needs. If we are not able to comply with these covenants and other requirements contained in the indenture governing our Senior Notes or our revolving credit facility, an event of default under the relevant debt instrument could occur which could cause holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable.

If we are not able to comply with the covenants and other requirements contained in the indenture governing our outstanding Senior Notes or our revolving credit facility, an event of default under the relevant debt instrument could occur.

We consider our customer databases to be proprietary information and any change in privacy laws or security breaches may negatively impact our sales or threaten our competitive advantage.

We maintain proprietary information about our customers and their purchasing history. In connection with our efforts to seek new customers, we rely on our ability to rent customer lists from third parties and on our ability, subject to our privacy policy, to exchange our lists with third parties. Subject to confidentiality agreements, we also rent our customer list to third parties.

The Federal Trade Commission (“FTC”) has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing the Internet, with particular emphasis on access by minors. In addition, other governmental authorities have proposed regulations to govern the collection and use of personal information that may be obtained from customers or visitors when accessing the Internet. These regulations may include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC has made inquiries and investigations of companies’ practices with respect to their information collection and dissemination practices to confirm that these are consistent with stated privacy policies and to determine whether companies take precautions to secure consumers’ personal information. In some situations, the FTC has brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers’ personal information. Additionally, U.S. and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists.

Becoming subject to the FTC’s regulatory and enforcement efforts or to those of another governmental authority could have an adverse effect on our ability both to collect demographic and personal information from our customers and to rent or exchange such information with third parties, which, in turn, could have an adverse effect on our marketing efforts, business, financial condition, results of operations and cash flow. In addition, the adverse publicity regarding the existence or results of an investigation could have an adverse impact on customers’ willingness to use our websites and catalogs and thus could adversely impact our future revenues.

In addition, if there is a compromise or breach of the technology or other methods we use to protect customer transaction data, we could be held liable for claims based on unauthorized purchases or fraud claims, among others. These claims could damage our reputation, negatively affect sales and expose us to a risk of loss or litigation.

We may incur unexpected costs associated with environmental compliance or liabilities.

Our operations are subject to comprehensive federal, state and local laws and regulations relating to environmental protection. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, or the risk of exposure to chemicals, and these permits are subject to modification, renewal and revocation by the issuing authorities. We use pesticides, petroleum products, refrigerants and other hazardous materials in the operation of our business. If we do not fully comply with applicable environmental laws and regulations or the permits required for our operations, or if a release of hazardous materials occurs at or from one of our facilities, we could become subject to fines, penalties, or other sanctions as well as to lawsuits alleging exposure, personal injury or property damage. We could also be held liable for the cost of remedying the condition or incur costs related to retrofitting or upgrading our facilities. In addition, maintaining or achieving compliance with the existing and increasingly stringent future environmental requirements could require us to make material additional expenditures.

We have incurred, and may in the future incur, costs to investigate and cleanup soil contamination at some of our current and former properties. For example, in fiscal 2004, we spent less than $0.1 million for remediation in two of our properties. The discovery of additional contamination, or the imposition of unanticipated cleanup obligations at these sites or other sites, could result in unexpected liabilities. Our insurance may not be adequate to cover any costs or damages, or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, payment of such costs or damages would result in increased operating costs and decreased net income, which may have a material adverse effect on our business, financial condition, results of operations or cash flow.

In addition, certain environmental laws, such as the federal Superfund law and its state analogs, provide for strict, and in some circumstances, joint and several liability for investigation and remediation of spills and other releases of hazardous substances. Such laws may impose liability on certain classes of persons, including the current and former owners and operators of contaminated sites and companies and their corporate successors, that arranged for the disposal, transported for treatment or disposed of regulated materials at a facility or otherwise caused the contamination.

We are subject to the risk of product liability claims, which may result in the payment of damages or settlement fees, and which may exceed or be outside of our insurance coverage, and even in unsuccessful claims, negative publicity may adversely affect our brand image.

The sale of food products for human consumption involves the risk of injury to consumers. Injuries may result from tampering by unauthorized third parties, spoilage or product contamination, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation process. We have from time to time been involved in product liability lawsuits and claims, none of which were material to our business. While we are subject to governmental inspection and regulations and believe our facilities and operations, as well as those of third-party growers, comply in all material respects with all applicable laws and regulations, consumption of our products could cause a health-related illness or injury in the future and we could become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount which we believe to be adequate. However, such insurance may not continue to be available at a reasonable cost, or we may incur claims or liabilities for which we are either not insured or indemnified, or which exceed the amount of our insurance coverage.

If we are required to recall a product because of a defect in the product or other reasons, the recalls may provide the basis for product liability claims against us. In addition, recalls, whether or not the basis for a product liability claim against us, could damage our reputation.

Additionally, we are involved from time to time, in litigation incidental to our business. Management believes, after considering a number of factors and the nature of the legal proceedings to which we are subject, that the outcome of current litigation is not expected to have a material adverse effect upon our results of operations or financial condition. However, management’s assessment of our current litigation could change in light of the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the possible liability or outcome of such litigation. As a result, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

The effects of natural disasters, terrorism, acts of war and retail industry conditions may adversely affect our business.

Our retail stores, corporate offices, manufacturing facilities, distribution centers, infrastructure projects and catalog distribution, as well as the operations of vendors from which we receive goods and services, are vulnerable to damage from earthquakes, hurricanes, tornados, fires, floods, power losses, telecommunications failures, computer viruses, acts of terrorism, acts of war and similar events. If any of these events result in damage to our facilities or systems, or those of our vendors, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.

In addition, the continued threat of terrorism and related heightened security measures in the U.S. may disrupt commerce and the U.S. economy. Any further acts of terrorism or a war may disrupt commerce and undermine consumer confidence, which could negatively impact sales revenue by causing consumer spending and/or shopping center traffic to decline. Furthermore, acts of terrorism, acts of war and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from vendors for sale to our customers. Any significant declines in general economic conditions, public safety concerns or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our gross leased store space, as of June 24, 2006, totaled 351,618 square feet for 130 stores compared to 367,613 square feet for 136 stores, as of June 25, 2005. The retail stores are leased by us with original terms ranging generally from 5 to 20 years. Certain leases contain renewal options for periods of up to 10 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a negotiated threshold of sales after which a percent of sales is paid to the landlord.

The following table summarizes the location and general size of facilities that we own and are used by our business segments as of June 24, 2006.

Location	Function	Size
Medford, OR	Orchards Planted / Undeveloped / Other	2,100/500/800 acres
	Manufacturing / Packaging	436,000 sq ft
	Call Center	39,000 sq ft
	Office	316,000 sq ft
	Warehouse / Distribution	303,000 sq ft

Hebron, OH	Packaging / Distribution / Warehouse	148,000 sq ft
	Call Center / Office	55,000 sq ft
	Cold Storage	127,000 sq ft

Wasco, CA	Rose Growing Farms	3,200 acres
	Shadehouse	336,000 sq ft
	Manufacturing / Warehouse / Cold Storage	81,000 sq ft
	Packaging	44,000 sq ft
	Office	17,000 sq ft

Somis, CA	Research	21 acres
	7 Greenhouses	75,080 sq ft
	Office	5,400 sq ft
	Tissue Culture Laboratory	5,400 sq ft

The following table summarizes the location and general size of facilities that we lease and that are used by our business segments as of June 24, 2006.

Location	Function	Size
Medford, OR	Cold Storage	540,000 sq ft

Wasco, CA	Distribution	19,000 sq ft

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate the expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are involved from time to time in claims and legal actions incidental to our operations, both as plaintiff and defendant. A number of actions or proceedings were pending as of June 24, 2006. In the opinion of management, the ultimate liability, if any, arising from the actions or claims to which we are a party is not expected to have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no established public trading market for our common stock and we have no authorized preferred stock.

HOLDERS

The outstanding voting securities of Harry & David Holdings, Inc. consist of shares of its common stock, par value $0.01 per share. As of June 24, 2006, there were 1,019,929 shares of our common stock outstanding. As of June 24, 2006 all shares of Harry & David Holdings, Inc.’s common stock were held by funds sponsored by Wasserstein and their affiliates, Highfields and their affiliates and our officers.

DIVIDENDS

In connection with the offer and sale of our outstanding Senior Notes in February 2005, Harry & David Operations Corp. made a distribution to us in the amount of $82.6 million with a portion of the net proceeds from that sale, which we in turn distributed to our initial investors as a return of capital. In addition, on June 13, 2005, we assigned to our stockholders of record as of that date, Wasserstein and Highfields, our right to receive the payment from YCI, which we had estimated to be approximately $16.4 million as of June 25, 2005, relating to a percentage of certain net operating losses of Harry & David Operations Corp. and its subsidiaries, which YCI had agreed to pay to us under the stock purchase agreement related to our 2004 Acquisition of Harry & David Operations Corp. from YCI, subject to certain conditions. On September 16, 2005, Wasserstein and Highfields further assigned a portion of the YCI payment to our other stockholders of record as of that date, all of whom are or were members of management. On September 16, 2005, in accordance with the original assignment, YCI paid $16.4 million to Wasserstein and Highfields, who subsequently paid a portion of the payment received to the other stockholders.

On October 28, 2005, we paid a $2.6 million cash dividend to our stockholders of record as of that date.

Although we paid dividends in fiscal 2006, we do not plan to pay dividends on our common stock for the foreseeable future. We may retain any future earnings to support the development and expansion of our business or make additional payments under our credit facility and, as a result, we may not pay cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our credit facility and indenture governing our Senior Notes impose limitations on our and our subsidiaries’ ability to pay cash dividends or other payments or distributions with respect to their capital stock in excess of certain limitations, which, therefore, limits our ability to pay cash dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information Summary

The table below sets forth information regarding our Equity Compensation Plans as of June 24, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	83,306	82.60	16,694
Equity Compensation Plans not approved by security holders	—	—	—
Total	83,306	82.60	16,694

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

We were formed for the purpose of completing the 2004 Acquisition of Harry & David Operations Corp. (our “Predecessor”, formerly known as Bear Creek Corporation). Prior to the 2004 Acquisition, we had essentially no operations. The selected historical consolidated financial information as of June 24, 2006 and June 25, 2005 and for the 52 weeks ended June 24, 2006 and June 25, 2005 and the period from June 17, 2004 to June 26, 2004 has been derived from, and should be read together with, the audited consolidated financial statements and accompanying notes of Harry & David Holdings, Inc., (“Successor”) appearing elsewhere in this annual report. The selected historical consolidated financial information for the period from March 28, 2004 to June 16, 2004 and for the fiscal year ended March 27, 2004 has been derived from, and should be read together with, the audited consolidated financial statements of our Predecessor, appearing elsewhere in this annual report. The selected historical consolidated financial information as of June 26, 2004, March 29, 2003, and March 30, 2002 and for the fiscal years ended March 29, 2003 and March 30, 2002 has been derived from the audited consolidated financial statements of our Predecessor, which have not been included in this annual report.

The following discussion should also be read together with Item 7 - MD&A and our audited Consolidated Financial Statements and accompanying notes appearing in Item 8 - Financial Statements and Supplementary Data.

Dollars in thousands, except per share data	Successor			Predecessor
	Fiscal year ended		Period from June 17, 2004 to June 26, 2004	Period from March 28, 2004 to June 16, 2004	Fiscal year ended
	June 24, 2006	June 25, 2005			March 27, 2004 (Restated)(3)	March 29, 2003 (Restated)(3)	March 30, 2002 (Restated)(3)
Consolidated Operations Statement Data:
Net sales	$598,204	$566,266	$7,664	$61,845	$522,162	$515,131	$518,329
Costs and expenses(1):
Cost of goods sold	357,101	319,776	5,382	46,152	295,706	284,589	299,697
Cost of goods sold – related party	—	—	—	—	—	4,460	(2,626)
Selling, general and administrative	223,838	217,183	4,023	32,440	165,500	167,602	204,053
Selling, general and administrative – related party	1,000	1,094	—	9,048	46,451	37,736	538

Operating income (loss)	16,265	28,213	(1,741)	(25,795)	14,505	20,744	16,667

Other (income) expenses:
Interest income	(1,780)	(934)	(1)	(8)	(34)	(29)	(27)
Interest expense	26,459	35,351	565	21	411	654	1,749
Loss on investments	—	—	—	—	—	1,017	—
Gain on vendor settlement	—	—	—	—	(3,735)	—	—
Other (income) expense	1,210	(270)	—	—	(1,072)	216	639

Income (loss) before income taxes	(9,624)	(5,934)	(2,305)	(25,808)	18,935	18,886	14,306
Provision (benefit) for income taxes	89	(1,611)	(927)	(10,476)	8,098	8,635	6,486

Net income (loss)	$(9,713)	$(4,323)	$(1,378)	$(15,332)	$10,837	$10,251	$7,820

Net income (loss) per share of common stock, basic and diluted	$(9.58)	$(4.32)	$(1.38)	$(15,332)	$10,837	$10,251	$7,820

Weighted average number of shares of common stock outstanding	1,013,650	1,000,000	1,000,000	1,000	1,000	1,000	1,000

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$23,802	$24,854	$23,629	$3,768	$3,702	$4,515	$4,965
Working capital(2)	22,029	27,021	39,692	13,195	11,630	15,047	9,267
Total assets	355,348	344,783	342,318	328,299	306,988	324,108	356,965
Total liabilities	385,798	365,010	259,694	118,635	115,248	143,204	165,464

Consolidated Statement of Cash Flow Data:
Net cash provided by (used in)
Operating activities	$20,820	$31,647	$(1,746)	$(12,837)	$29,967	$22,988	$54,261
Investing activities	(17,633)	(14,683)	(230,367)	(2,021)	(15,913)	(23,696)	(23,176)
Financing activities	(4,239)	(15,739)	252,902	13,996	(14,867)	258	(31,196)

(1)	In fiscal 2004, fiscal 2003 and fiscal 2002, we recorded in SG&A expenses a non-cash corporate charge assessed by YCI, our former parent company, based on a fixed percentage of its total costs for each fiscal year. This charge was intended to compensate YCI for various centralized services that YCI provided to us, such as benefit plan design and administration, income tax planning and compliance, information technology, accounting, treasury operations and auditing, and included an allocation of the depreciation and amortization expense associated with the information technology assets we transferred to YCI at the beginning of fiscal 2003. See also Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of the 2004 Acquisition and Related Financings, Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Change in Ownership and Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 17 – Related Parties.

(2)	Working capital represents current assets (which includes cash and short term investments), less current liabilities.

(3)	The audited consolidated financial statements for fiscal 2004, fiscal 2003 and fiscal 2002 have been restated to comply with SEC guidance on lease accounting as described in Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Restatement of Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management assessment of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto in Item 8 – Financial Statements and Supplementary Data. Our consolidated financial statements and certain disclosures made in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. See “Critical Accounting Policies and Estimates” below.

The following discussion should be read in conjunction with and is qualified in its entirety by reference to, the audited consolidated financial statements and accompanying notes. See Item 8 – Financial Statements and Supplementary Data.

OVERVIEW

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit and gourmet food products and other gifts marketed under the Harry and David® brand, and premium rose plants, horticultural products and gifts, and other premium home and garden décor products marketed under the Jackson & Perkins® brand, based on net sales. We market our products through multiple channels, including direct marketing (via phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores and wholesale distribution through select retailers.

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

Historically, our business has been subject to significant seasonal variations in demand and a substantial portion of our net sales and net earnings are realized during the holiday selling season from October through December. This is a general pattern for the direct-to-customer and retail industries, but it is more pronounced for our company than for others due to the gift-giving nature of many of our products. See also Part I - Item 1A – Risk Factors.

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

We believe that several economic and industry trends and factors that can impact our business, results of operations, liquidity and financial condition include:

•	Rising fuel and energy prices. Fuel and energy costs are a significant component of our production and delivery costs. Our energy and fuel costs increased steadily in fiscal 2006 and are expected to continue to rise in the near-term. These increased costs are expected to increase our production costs and our delivery expense for packages delivered to our stores and our direct marketing customers this holiday selling season. Rising fuel costs are also expected to reduce consumers’ future discretionary spending which may adversely affect our sales.

•	Postal rate increases. In January 2006 U.S. Postal rates increased by approximately 5.4%. This increase as well as future increases will affect advertising costs for our catalogs and delivery rates for our customers.

•	Catastrophic weather events. Catastrophic weather events in the United States such as Hurricane Katrina, can impact demand from our customers or the delivery of catalogs or products to our customers and stores.

•	Increasing labor and medical costs. Increased labor and medical costs can not only affect the costs of our manufactured products but also affect our access to adequate labor.

Additionally, the amount of our outstanding debt could adversely affect our financial condition See Part I - Item 1A - Risk Factors.

BASIS OF PRESENTATION

Fiscal Year

Our fiscal year has historically ended on the last Saturday of March of each year. Our fiscal quarters have historically ended on a Saturday in each of June, September, December and March and are generally thirteen weeks in length. Effective in June 2005, we changed our fiscal year end to the last Saturday of June of each year, with corresponding changes to each of our fiscal quarters. As used in this Form 10-K, the terms “fiscal 2006” and “fiscal 2005” refer to the fiscal years ended June 24, 2006 and June 25, 2005, respectively, for us and our consolidated subsidiaries, and the term “fiscal 2004” refers to the fiscal year ended March 27, 2004. In each of fiscal 2006, fiscal 2005 and fiscal 2004, there were 52 weeks in the fiscal year. The following discussion compares the fiscal years ended June 24, 2006 and June 25, 2005 to the fiscal year ended March 27, 2004.

We believe that the change in fiscal year end for fiscal 2005 from March 26, 2005 to June 25, 2005 did not result in any material changes to the results of operations for the respective March 2005 and June 2005 fiscal years, and, therefore, believe that the following is a fair and accurate comparison of our results of operations for the fiscal years ended June 24, 2006 and June 25, 2005 to the fiscal year ended March 27, 2004. For similar reasons, the discussion below does not include a discussion of the 10-day transition period from June 17, 2004 to June 26, 2004, as no material transactions occurred during that period.

Restatement of 2004 Financial Results

The audited consolidated financial statements for fiscal 2004 have been restated to comply with SEC guidance on lease accounting as described in Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Restatement of Financial Statements.

Impact of the 2004 Acquisition and Related Financings

On June 17, 2004, we purchased all of the outstanding shares of common stock of Harry & David Operations Corp. (formerly known as Bear Creek Corporation) (the “Predecessor”), from Yamanouchi Consumer Inc., (“YCI”) (the “2004 Acquisition”). The aggregate consideration for the 2004 Acquisition was approximately $252.9 million, including fees and expenses. See also Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Change in Ownership.

The results of operations presented herein for all periods prior to the 2004 Acquisition are the results of the Predecessor. The financial results of the Predecessor and Harry & David Holdings, Inc. (the “Successor”) have been combined for fiscal year 2004 and are presented for comparative purposes. The Predecessor ceased operations as of the date of the 2004 Acquisition.

The historical results of our operations included in the following discussion do not necessarily reflect all of the expenses that would have been incurred by the Predecessor had it been a separate, stand-alone entity and may not necessarily reflect what our results of operations, financial position and cash flows would have been had the Predecessor been a stand-alone entity for the entire period presented. In addition, the historical results of our operations included in the following discussion do not necessarily reflect what our results of operations, financial position and cash flows may be in the future.

For example, in the period from March 28, 2004 to June 16, 2004 and each of fiscal 2004 and fiscal 2003, the Predecessor was charged a significant corporate charge by YCI. This charge was intended to compensate YCI for various centralized services that YCI provided to the Predecessor, such as benefit plan design and administration, income tax planning and compliance, information technology, accounting, treasury operations and auditing, and included an allocation of the depreciation and amortization expenses associated with information technology assets transferred to YCI at the beginning of fiscal 2003. See also Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 17 – Related-Party Transactions.

As part of the 2004 Acquisition, YCI transferred many of these centralized services and assets and the associated personnel back to the Predecessor. The associated ongoing operating costs for these transferred assets and personnel have exceeded historical cost allocations. In fiscal 2005, the transfer back to us of the personnel and assets (excluding the non-cash depreciation and amortization expenses associated with the information technology assets), resulted in an increase of $6.7 million in annual expenses over the amount we were assessed by YCI in fiscal 2004 as a non-cash corporate charge. These incremental stand-alone costs have been offset in their entirety by annual cost savings resulting primarily from a reduction in force that began in August 2004 and concluded later in fiscal 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates. See Item 1A - Risk Factors for a discussion of some of the risks that could cause actual results to differ.

Our critical accounting policies and estimates are described in this section. An accounting estimate is considered critical if:

•	the estimate requires management to make assumptions about matters that are highly uncertain at the time the estimate was made;

•	different estimates reasonably could have been used; or

•	changes in the estimate would have a material impact on our financial condition or results of operations are likely to occur from period to period.

However, you should also review all of our significant accounting policies, including the use of estimates in connection with these policies, which are described in more detail in Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 3 – Summary of Significant Accounting Policies.

Revenue Recognition

Revenue for direct marketing and wholesale sales is recognized when the product is shipped to the customer, and for store sales, other than gift card sales, at the point of sale in the store. When gift cards are redeemed, revenue is recognized for the appropriate amount redeemed. Prior to gift card redemption, a liability is recorded at the time the gift card is purchased or issued. Deferred revenue represents amounts received from customers for merchandise to be shipped in subsequent periods.

We have three types of gift cards: 1) purchased gift cards that customers purchase directly from us; 2) discounted gift cards that third-party companies purchase from us at a discount to ultimately give/sell to their own customers; and 3) promotional gift cards that we give to our customers for free where they can redeem them to receive discounts on future purchases. In all cases, a liability is booked for the full face value of the gift cards when the cards are shipped. For the discounted and promotional gift cards, we record the full face value as we cannot reasonably estimate the redemption rate due to limited history. For direct marketing, deferred revenue is recognized when the gift cards are redeemed and an order is placed. Revenue is recognized when the product is shipped to the customer. For our retail stores, revenue is recognized at the time the gift card is redeemed and product is purchased. The cost of goods sold is recognized for the gift card expense when the cards are redeemed.

Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net sales. Shipping costs are included in cost of goods sold.

We record a reserve for estimated product returns and allowances in each reporting period. If returns were to increase or decrease, changes to our reserves could be required.

Accounts Receivable and Allowance for Doubtful Accounts

We sell our products to individuals and companies primarily located in the U.S. Products sold to individuals are typically paid for through the use of third-party and proprietary credit cards, which are authorized at the point of sale, cash or checks. Products sold to companies are generally on open credit terms consistent with our evaluation of customer creditworthiness.

We conduct ongoing credit evaluations and maintain an allowance for doubtful accounts to cover the risk of bad debts. We analyze historical bad debts, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The allowance is calculated based on a historical percentage of defaulted accounts as a percentage of sales. We generally write off individual accounts greater than 180 days past due. Past-due corporate accounts are written off when management deems that the possibility of collection is remote. Although losses from bad debts have historically been within management’s expectations, if the financial condition of our customers were to deteriorate, their ability to make required payments may become impaired, and increases in these allowances may be required.

Inventories

Finished goods, materials, packaging supplies and work-in-process are stated at the lower of cost, on the first-in, first-out basis, or market value. Fruit crop inventories are accounted for on a crop year that spans from November to October. Rose crop inventories are accounted for over their respective growing cycles, and therefore inventory costs include up to three years of nursery stock.

We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on specific identification and aged inventory reports. We provide for excess and obsolete inventories in the period when excess and obsolescence are determined to have occurred. If our estimate proves to be incorrect, we could be required to adjust the provision.

Income Taxes

We account for income taxes under the liability method pursuant to SFAS 109. Under this method deferred income tax liabilities and assets are based on the difference between the financial statements and tax basis of assets and liabilities, multiplied by the expected tax rate in the year the differences are expected to reverse. Deferred income tax expense or benefit results from the change in the net deferred tax asset or liability between periods. Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. See also Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11 – Income Taxes.

Historically, Harry & David Operations Corp. filed a consolidated federal income tax return with YCI and its affiliated entities. YCI and Harry & David Operations Corp. maintained a constructive tax-sharing agreement, the effect of which was to reflect tax expense and liabilities as if Harry & David Operations Corp. filed stand-alone federal and state income tax returns.

Our fiscal year for financial statement reporting purposes ends on the last Saturday in June based on a 52/53-week year. However, we file our federal and state income tax returns based on the period ending November 30. Similarly, and as a result of this difference in reporting cycles, for accounting purposes the month of November generally ends on a day other than the 30th. Accordingly, income, expense and balance sheet adjustments must be made to properly reflect the relevant tax returns and financial statement impact. We calculate our current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed at a subsequent date, and adjustments based on filed returns are recorded when identified.

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. We have considered carryback and carryforward periods, historical and forecasted income, the apportioned earnings in the jurisdictions in which we and our subsidiaries operate, and tax planning strategies in estimating a valuation allowance against our deferred tax assets. If we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, an adjustment to the deferred tax assets is charged to earnings in the period in which we make such a determination. Conversely, if we determine that it is more likely than not that the deferred tax assets will be realized, we would reverse the applicable portion of the previously estimated valuation allowance.

The amount of income taxes we pay is subject to periodic audits by federal and state tax authorities and these audits may result in proposed deficiency assessments. Our estimate for the potential outcome for any uncertain tax issue is highly subjective. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, future events may reflect favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitations on assessments expire. As a result, our effective tax rate may fluctuate on an annual or quarterly basis.

In October 2004, the American Jobs Creation Act, or the (“Jobs Act”), was signed into law. The Jobs Act provides a special deduction with respect to the income of certain U.S. manufacturing activities. Among other provisions, the Jobs Act provides that this deduction is effective with our tax year ending November 2006, which ends within our fiscal year ending June 2007. The benefit of such provisions will be phased in during tax years November 2006 through November 2011. We are in the process of determining the amount of benefit that will be recognized.

Prepaid Catalog Expenses

Prepaid catalog expenses are incurred in connection with the marketing of our products through direct response catalogs. Prepaid catalog costs consist of paper, printing, postage, creative design, photography, separations, distribution and list costs for all of our direct response catalogs. These costs are capitalized as prepaid catalog expenses and are amortized over their expected period of future benefit based on the estimated sales curve of each promotion. Each catalog is generally amortized over three to four months. For sales that extend up to twelve months, such as multiple club shipments, catalog expense is generally amortized over this twelve-month period. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated remaining future net revenues associated with that promotion. If the carrying amount is in excess of estimated future net revenue, the excess is expensed in the reporting period. Advertising costs not related to direct response catalogs and marketing activities are expensed as incurred.

Restructuring Costs

We recorded a restructuring liability of $10.5 million in connection with our purchase accounting for acquisition of Harry & David Operations Corp. under EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF No. 95-3”). In connection with this liability, we recorded the offset as an increase in the allocation of purchase price to remaining assets. We recorded liabilities of (i) the estimated lease termination and severance costs associated with the closing or planned closing of 20 of the 22 underperforming stores and (ii) estimated severance costs in connection with the elimination of approximately 70 positions in August 2004, as part of a post-sale restructuring process. Under the guidance provided by EITF No. 95 3, management developed a detailed store closure plan for the stores being closed or to be closed and all severance and store closure activities were completed as timely as possible. Management continues to assess stores based on operating performance on an ongoing basis. See also Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8 – Accrued Restructuring Costs.

Stock-based Compensation

We account for stock options granted to employees under SFAS No. 123 R, Share-Based Payment. The fair value of stock-based awards to employees is calculated by us using the Black-Scholes option valuation model, which requires that we make certain subjective assumptions. These assumptions include future stock price volatility and expected time to exercise, which affect the calculated values. Forfeitures are assumed to equal 20% of the total option grant amount amortized evenly over the full five-year life of the options. The expected term of options granted is derived from the time difference between the initial grant and date of final vesting, a customary assumption for stock options in private equity-controlled companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. These option pricing models require subjective assumptions. Our calculations, which reflect straight-line amortization over a five-year period, are based on a single option valuation approach. The compensation expense is recognized on a straight-line basis over the vesting period.

Stock options granted to non-employees are accounted for under EITF 96 18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. While we would expect that future stock option recipients, if there are subsequent option grants, will be predominantly employees, we did have one instance in fiscal 2005 where a non-employee consultant received stock options, and we will consider similar arrangements in the future as appropriate.

Impairment of Long-lived Assets

Fixed assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our long-lived assets for impairment annually or if indicators exist. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

During the year ended March 27, 2004, the Predecessor recorded an impairment loss of $1.9 million which is included in selling, general, and administrative expenses. The impairment losses related to the Harry & David Stores segment. The fair value of the assets was determined by a discounted cash flow analysis.

Intangible assets

In conjunction with the 2004 Acquisition, we acquired intangible assets of $37.4 million consisting of trade names and trademarks, customer and rental lists, and favorable lease agreements that were assigned values at the acquisition date. The trade names and trademarks were valued at $28.8 million and have been assigned an indefinite life; as such, they will not be amortized. The indefinite lived assets are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value. We complete our impairment testing as of the first day of the fourth quarter of each fiscal year. There was no indication of impairment as of the most recent test date.

The customer and rental lists are being amortized using the straight-line method over their estimated useful lives ranging from one to four years. The intangible assets related to the favorable lease agreements are being amortized over the remaining lives of the underlying leases ranging from three to ten years.

Pension Plans

Our pension benefit costs are developed from actuarial valuations. Inherent in these valuations are assumptions we determine after consultation with our actuaries, including discount rates, expected returns on plan assets and rates of compensation increases. In determining the expected rates and returns, we are required to consider current market conditions, including changes in interest rates. See also Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10 – Benefit Programs.

Material changes in our pension and post-retirement benefit costs may occur in the future, resulting from changes in assumptions, fluctuations in our headcount, or other management decisions. For example, in fiscal 2004, Harry & David Operations Corp. incurred additional plan curtailment costs due to a reduction in force, primarily at YCI and its affiliates, which triggered higher pension expenses. In addition, the board of directors approved a soft freeze of our qualified pension plan effective June 25, 2006, whereby no new participants may enter the plan. A full freeze of benefit accrual will be effective June 30, 2007. On August 1, 2006, the board of directors approved both the adoption of and a hard freeze of the non-qualified pension plan effective June 30, 2007. See Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 22 – Subsequent Event.

In fiscal 2006, we recorded net pension expense of $5.5 million compared to $4.9 million in fiscal 2005 and $0.2 million in the period from June 17, 2004 to June 26, 2004. We made contributions of $0.9 million in fiscal 2006 and $2.1 million were made in fiscal year 2005 and no contributions during the period from June 17, 2004 to June 26, 2004.

As of June 24, 2006, we had cumulative unrecognized actuarial net gains of $3.2 million, primarily as the result of increases in our discount rate assumptions and higher than anticipated returns on plan assets.

As the result of our hard freeze effective June 30, 2007, we anticipate that our net pension expense will decrease to $3.9 million for fiscal 2007 to slightly positive income in subsequent years. In addition, we have recorded a non-cash curtailment gain in July of 2006 in the amount of $15.8 million for the qualified and non-qualified pension plans. See note 22 – Subsequent Events.

Our anticipated required contributions will be $6.0 million for fiscal 2007, $4.9 million for fiscal 2008, $1.7 million for fiscal 2009, $0.8 million for fiscal 2010, $0.7 million for fiscal 2011, and $0.4 million for fiscal 2012. These estimates have taken into consideration the recent passage of the Pension Protection Act of 2006.

FISCAL 2006 OPERATING RESULTS

Summary

In fiscal 2006, our consolidated net sales increased $31.9 million, or 5.6%, to $598.2 million compared to fiscal 2005. This increase was primarily driven by higher net sales in the Harry and David Direct Marketing and Harry and David Stores segments, as well as the Harry and David wholesale channel. The positive impact of these higher net sales was offset in part by weaker net sales in the Jackson & Perkins segment.

In the Harry and David Direct Marketing segment, which includes consumer catalog, Internet, business-to-business and outbound telemarketing channels, net sales increased $20.2 million, or 5.8%, to $369.8 million in fiscal 2006 from fiscal 2005, primarily driven by increased advertising and circulation, as well as customer file growth.

In the Harry and David Stores segment, net sales increased by $2.1 million, or 1.6%, to $132.1 million in fiscal 2006 from fiscal 2005, with six fewer stores by year-end due to seven strategic store closures and one new store opening. The sales increase was primarily due to a strong holiday performance resulting from improved merchandising, better inventory management and more effective advertising and promotions. Comparable store sales increased 8.2% in fiscal 2006 from fiscal 2005.

In the Jackson & Perkins segment, net sales decreased by $1.7 million, or 2.3%, to $73.8 million in fiscal 2006 from fiscal 2005. In the Jackson & Perkins direct marketing channel, which includes catalog, Internet and outbound telemarketing, net sales decreased $0.7 million, or 1.5%, to $44.6 million for fiscal 2006 compared to fiscal 2005. This decrease was due to a change in marketing strategy that included lower circulation of higher page count catalogs compared to fiscal 2005. The new marketing strategy resulted in higher average order size, but lower overall sales compared to the prior year. In the Jackson & Perkins wholesale channel, net sales decreased by $1.6 million, or 5.6%, to $27.1 million for fiscal 2006 compared to fiscal 2005, in part due to weaker demand from big-box retailers carrying over excess inventory from fiscal 2005 when poor spring weather conditions lowered customer sales. This decreased demand was partially offset by an increase in sales of non-rose farm crops of $0.6 million, or 40.0%, to $2.1 million for fiscal 2006 compared to fiscal 2005.

Other category net sales increased by $11.3 million, or 100.9%, to $22.5 million for fiscal 2006 compared to fiscal 2005, primarily due to Harry and David wholesale sales growth from increased product assortment, enhanced strategic partner relationships and expanded distribution to existing and new customers. Additional net sales included in the Other category primarily consist of commercial and non-gift-quality fruit and were relatively flat between fiscal 2006 and fiscal 2005.

Consolidated gross profit as a percentage of consolidated net sales decreased 3.2% to 40.3% in fiscal 2006 from fiscal 2005. This rate decrease was mainly due to discounted product sales associated with holiday promotions, lower delivery income due to holiday shipping promotions, higher delivery expenses due to increased fuel surcharges, and increased rose inventory write-offs. Higher product costs and higher fixed overhead and fulfillment expenses also contributed to this rate decrease.

Consolidated SG&A expenses increased $6.5 million, or 3.0%, to $224.8 million in fiscal 2006 from fiscal 2005. The increase in consolidated SG&A expense was primarily due to increases in advertising, depreciation and outside consulting services. These increases were partially offset by reduced lease and rental expenses primarily due to closing seven stores during fiscal 2006.

Consolidated SG&A expenses as a percentage of consolidated net sales decreased to 37.6% in fiscal 2006 from 38.5% in fiscal 2005. The rate improvement was primarily a result of leveraging fixed consolidated SG&A expenses over higher consolidated net sales.

Consolidated operating income decreased by $11.9 million to $16.3 million in fiscal 2006 from fiscal 2005. The decrease was due to lower gross profit and higher operating expenses primarily in the Jackson & Perkins segment.

Net Sales

The following table summarizes our consolidated net sales and net sales by segment for the following periods:

Dollars in millions	Fiscal 2006		Fiscal 2005		Fiscal 2004 (Restated)(1)
Harry and David Direct Marketing	$369.8	61.8%	$349.6	61.7%	$314.1	60.1%
Harry and David Stores	132.1	22.1	130.0	23.0	120.0	23.0
Jackson & Perkins	73.8	12.3	75.5	13.3	79.9	15.3
Other	22.5	3.8	11.2	2.0	8.2	1.6

Total net sales	$598.2	100.0%	$566.3	100.0%	$522.2	100.0%

(1)	The audited consolidated financial statements for fiscal 2004 have been restated to comply with SEC guidance on lease accounting as described in Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Restatement of Financial Statements.

Consolidated net sales increased $31.9 million, or 5.6%, to $598.2 million for fiscal 2006 compared to fiscal 2005 and increased $44.1 million, or 8.4%, to $566.3 million for fiscal 2005 compared to fiscal 2004. The increases in consolidated net sales in fiscal 2006 and in fiscal 2005 were primarily due to an increase in Harry and David Direct Marketing segment net sales, higher comparable store sales performance in the Harry and David Stores segment, and an increase in the Harry and David wholesale channel net sales, which are included in the Other category. In both fiscal 2006 and fiscal 2005, the positive impact of these higher net sales was offset, in part, by weaker net sales in the Jackson & Perkins segment.

Harry and David Direct Marketing segment net sales, which include consumer catalog, Internet, business-to-business and outbound telemarketing channels, increased $20.2 million, or 5.8%, to $369.8 million for fiscal 2006 compared to fiscal 2005 and increased $35.5 million, or 11.3%, to $349.6 million for fiscal 2005 compared to fiscal 2004. The increase in fiscal 2006 and fiscal 2005 was primarily due to an increase in catalog circulation of approximately 6.5% in fiscal 2006 and approximately 8.0% in fiscal 2005. In addition, our customer file increased approximately 7.0% in fiscal 2006 from fiscal 2005. While growth to new customers was significant in both fiscal 2006 and fiscal 2005, the majority of the sales increase was due to growth in sales to existing customers.

Harry and David Stores segment net sales increased by $2.1 million, or 1.6%, to $132.1 million for fiscal 2006 compared to fiscal 2005 and increased $10.0 million, or 8.3%, to $130.0 million for fiscal 2005 compared to fiscal 2004. Based on our store closure plan (see Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8 – Accrued Restructuring Costs), we closed seven stores in fiscal 2006 and thirteen stores in fiscal 2005. Net of one new store opening in both fiscal 2006 and fiscal 2005 resulted in six fewer stores in fiscal 2006 than in fiscal 2005 and twelve fewer stores in fiscal 2005 than in fiscal 2004. The sales increase in fiscal 2006 from fiscal 2005 was primarily due to strong holiday performance resulting from improved merchandising, better inventory management and more effective advertising and promotions. The increase in fiscal 2005 from fiscal 2004 was primarily due to comparable stores sales’ growth driven by improvements in merchandising such as new and revised product introductions, a combination of improved inventory management and gift services, and a new field sales incentive program for store and district managers introduced in August 2004. Comparable store sales increased 8.2%, 8.8%, and 1.7% in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable store sales. When a store’s square footage has been changed as a result of reconfiguration or relocation within the same retail complex, the store continues to be treated as a comparable store.

Jackson & Perkins segment net sales decreased $1.7 million, or 2.3%, to $73.8 million for fiscal 2006 compared to fiscal 2005 and decreased $4.4 million, or 5.5%, to $75.5 million for fiscal 2005 compared to fiscal 2004. The decrease in fiscal 2006 from fiscal 2005 was primarily due to lower Jackson & Perkins wholesale demand and product returns. The decrease in fiscal 2005 from fiscal 2004 was primarily a result of lower rose crop harvest yields and product quality, due in part to an overly aggressive expansion of a new growing technique beginning in fiscal 2003. The new growing technique reduced the growing time and cost but negatively impacted the yield and quality on some rose varieties. We continue to use this new technique on rose varieties that meet our yield and quality standards but its application has been reduced relative to prior years.

Jackson & Perkins direct marketing division net sales, which include catalog, Internet and outbound telemarketing net sales, decreased $0.7 million, or 1.5%, to $44.6 million for fiscal 2006 compared to fiscal 2005 and increased $0.7 million, or 1.5%, to $45.3 million for fiscal 2005 compared to fiscal 2004. The decrease in 2006 is primarily driven by a change in marketing strategy to lower circulation of higher page count catalogs compared to the prior year. This resulted in higher average order size, but lower overall sales compared to the prior year. The increase in fiscal 2005 from fiscal 2004 was due primarily to higher sales of garden and home decor accessories, offset by reduced sales of roses.

Jackson & Perkins wholesale division net sales decreased by $1.6 million, or 5.6%, to $27.1 million for fiscal 2006 compared to fiscal 2005 and decreased $4 million, or 12.3%, to $28.7 million for fiscal 2005 compared to fiscal 2004. Lower net sales in fiscal 2006 from fiscal 2005 were in part due to weaker demand from big-box retailers carrying over excess inventory from fiscal 2005 when poor spring weather conditions caused lower customer sales. Lower net sales in fiscal 2005 from fiscal 2004 were in part driven by lower rose crop harvest yields and quality issues with the prior year crop, as discussed above, which caused higher returns and allowances compared to the previous year.

Sales from non-rose farm crop for fiscal 2006, fiscal 2005 and fiscal 2004 were $2.1 million, $1.5 million, and $2.5 million, respectively.

Other category net sales increased by $11.3 million, or 100.9%, to $22.5 million for fiscal 2006 compared to fiscal 2005 and increased by $3.0 million, or 36.6%, to $11.2 million for fiscal 2005 compared to fiscal 2004. Harry and David wholesale channel accounted for all of the sales growth in fiscal 2006 from fiscal 2005, with net sales growing to $20.4 million from $9.2 million, primarily due to increased product assortment, enhanced strategic partner relationships, and expanded distribution to existing and new customers. Harry and David wholesale channel accounted for $2.6 million of the sales growth in fiscal 2005 from fiscal 2004, with net sales growing to $9.2 million from $6.5 million. Additional net sales included in the Other category consist primarily of commercial and non-gift-quality fruit and were relatively flat in fiscal 2006, fiscal 2005 and fiscal 2004.

Cost of Goods Sold

Cost of goods sold includes cost of goods, occupancy expenses for manufacturing and distribution facilities, warehouse and fulfillment costs and product delivery costs. Cost of goods consists of manufacturing costs, costs of externally purchased merchandise, inbound freight expenses, freight to other production/fulfillment locations, freight to stores, and other inventory-related costs such as shrinkage, markdowns and surplus write-offs. Occupancy expenses consist of depreciation, rent, utilities and other general occupancy costs. Warehouse and fulfillment costs consist of labor, storage and equipment expenses and other costs related to inventory positioning, shipment planning, receiving, picking, packing and shipping product to the end customer, stores and production or fulfillment locations. Product delivery costs consist of third-party delivery services to customers.

The following table summarizes our consolidated cost of goods sold, cost of goods sold by segment, and cost of goods sold as a percentage of consolidated and segment net sales for the following periods:

Dollars in millions	Fiscal 2006		Fiscal 2005		Fiscal 2004 (Restated)(1)
Harry and David Direct Marketing	$214.5	58.0%	$193.9	55.5%	$174.2	55.5%
Harry and David Stores	69.5	52.6	66.0	50.8	63.1	52.6
Jackson & Perkins	55.2	74.8	50.6	67.0	51.2	64.1
Other	17.9	79.6	9.3	83.0	7.2	87.8

Total cost of goods sold	$357.1	59.7%	$319.8	56.5%	$295.7	56.6%

(1)	The audited consolidated financial statements for fiscal 2004 have been restated to comply with SEC guidance on lease accounting as described in Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Restatement of Financial Statements.

Consolidated cost of goods sold increased $37.3 million, or 11.7%, to $357.1 million in fiscal 2006 from fiscal 2005, and increased $24.1 million, or 8.2%, to $319.8 million in fiscal 2005 from fiscal 2004.

Consolidated cost of goods sold as a percentage of consolidated net sales was 59.7%, 56.5% and 56.6% in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In fiscal 2006 compared to fiscal 2005, the rate increased in all segments due to higher product costs, increased rose inventory write-offs, higher delivery expenses due to fuel surcharges, higher holiday promotions and higher fixed overhead and fulfillment costs. In fiscal 2005 compared to fiscal 2004, the small rate reduction was primarily the result of leveraging fixed costs against higher sales. Fixed cost of goods sold were 5.2% of net sales in fiscal 2005 compared to 6.7% of net sales in fiscal 2004. This rate reduction was partially offset by increased returns and allowances and a strategy to selectively lower customer delivery charges in order to drive sales growth. Returns and allowances increased to 2.7% of net sales in fiscal 2005 compared to 2.4% in fiscal 2004. The increased returns and allowances were primarily from higher late season holiday sales that were impacted by adverse weather conditions immediately before Christmas.

Harry and David Direct Marketing segment cost of goods sold increased $20.6 million, or 10.6%, to $214.5 million in fiscal 2006 from fiscal 2005, and increased $19.7 million, or 11.3%, to $193.9 million in fiscal 2005 from fiscal 2004. Cost of goods sold as a percentage of net sales was 58.0%, 55.5%, and 55.5%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The rate increase in fiscal 2006 from fiscal 2005 was driven by higher holiday product promotions and shipping discounts, higher delivery expenses due to fuel surcharges and later holiday peak season customer orders and higher standard product costs and fixed overhead and fulfillment costs. In fiscal 2005 compared to fiscal 2004, cost of goods sold as a percentage of net sales was flat.

Harry and David Stores segment cost of goods sold increased $3.5 million, or 5.3%, to $69.5 million in fiscal 2006 from fiscal 2005, and increased $2.9 million, or 4.6%, to $66.0 million in fiscal 2005 from fiscal 2004. Cost of goods sold as a percentage of net sales was 52.6%, 50.8%, and 52.6%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The increase in cost of goods sold as a percentage of net sales in fiscal 2006 from fiscal 2005 was driven by discounted product sales associated with the redemption of promotional gift cards and increased intercompany freight charges due primarily to higher fuel costs. The decrease in fiscal 2005 from fiscal 2004 was due to lower product variable cost of goods sold driven by fewer markdowns and lower fulfillment costs.

Jackson & Perkins segment cost of goods sold increased $4.6 million, or 9.1%, to $55.2 million in fiscal 2006 from fiscal 2005, and decreased $0.6 million, or 1.2%, to $50.6 million in fiscal 2005 from fiscal 2004. Jackson & Perkins segment cost of goods sold as a percentage of net sales was 74.8%, 67.0%, and 64.1%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The rate increase in fiscal 2006 from fiscal 2005 was due to higher delivery expense associated with fuel surcharges and delivery surcharges associated with increased drop-ship deliveries of perishable product from outside vendors and higher markdowns, higher rose write-offs and reserves for excess goods inventory. The rate increase in fiscal 2005 from fiscal 2004 was due to increases in delivery expense, higher write-offs and reserves for excess inventory and higher fixed and fulfillment costs on a rate basis.

The Other category cost of goods sold increased $8.6 million, or 92.5%, to $17.9 million in fiscal 2006 from fiscal 2005, and increased $2.1 million, or 29.2%, to $9.3 million in fiscal 2005 from fiscal 2004. The Other category cost of goods sold as a percentage of net sales was 79.6%, 83.0%, and 87.8%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The rate improvement in fiscal 2006 from fiscal 2005 and in fiscal 2005 from fiscal 2004 was due primarily to increased revenues in the Harry and David wholesale channel. These sales have a higher margin than the commercial and non-gift-quality fruit sales that comprise the remainder of this category.

Gross Profit

The following table summarizes our consolidated gross profit, gross profit by segment, and gross profit as a percentage of consolidated and segment net sales for the following periods:

Dollars in millions	Fiscal 2006		Fiscal 2005		Fiscal 2004 (Restated)(1)
Harry and David Direct Marketing	$155.3	42.0%	$155.7	44.5%	$139.9	44.5%
Harry and David Stores	62.6	47.4	64.0	49.2	56.9	47.4
Jackson & Perkins	18.6	25.2	24.9	33.0	28.7	35.9
Other	4.6	20.4	1.9	17.0	1.0	12.2

Total gross profit	$241.1	40.3%	$246.5	43.5%	$226.5	43.4%

(1)	The audited consolidated financial statements for fiscal 2004 have been restated to comply with SEC guidance on lease accounting as described in Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Restatement of Financial Statements.

Consolidated gross profit decreased $5.4 million, or 2.2%, to $241.1 million in fiscal 2006 from fiscal 2005, and increased $20.0 million, or 8.8%, to $246.5 million in fiscal 2005 from fiscal 2004. The decrease in fiscal 2006 was primarily due to decreases in the Jackson & Perkins segment. The increase in fiscal 2005 was primarily due to the increase in the Harry and David Direct Marketing segment described below.

Consolidated gross profit as a percentage of consolidated net sales was 40.3%, 43.5%, and 43.4%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The fiscal 2006 rate decline was primarily a result of higher product costs, higher delivery expenses due to fuel surcharges, higher holiday promotions and higher fixed overhead and fulfillment costs. The small fiscal 2005 rate increase was primarily due to leveraging fixed costs against higher sales. Fixed cost of goods sold were 5.2% of net sales in fiscal 2005 compared to 6.7% of net sales in fiscal 2004. This rate increase was partially offset by increased returns and allowances and a strategy to selectively lower customer delivery charges in order to drive sales growth.

Harry and David Direct Marketing segment gross profit decreased $0.4 million, or 0.3%, to $155.3 million in fiscal 2006 from fiscal 2005, and increased $15.8 million, or 11.3%, to $155.7 million in fiscal 2005 from fiscal 2004. The decrease in fiscal 2006 was primarily due to increased product and delivery promotions in the holiday season. The increase in fiscal 2005 was primarily due to higher sales volumes.

Harry and David Direct Marketing segment gross profit as a percentage of segment net sales was 42.0%, 44.5%, and 44.5%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The rate erosion in fiscal 2006 from fiscal 2005 was primarily due to increased price promotional activity and higher fuel and delivery costs. Between fiscal 2005 and fiscal 2004, gross profit as a percentage of net sales was flat.

Harry and David Stores segment gross profit decreased $1.4 million, or 2.2%, to $62.6 million in fiscal 2006 from fiscal 2005, and increased $7.1 million, or 12.5%, to $64.0 million in fiscal 2005 from fiscal 2004. The decrease in fiscal 2006 was primarily due to a net decrease of six stores in operation during the year. The increase in fiscal 2005 was primarily due to improved comparable store performance, slightly offset by thirteen net store closures during the fiscal year.

Harry and David Stores segment gross profit as a percentage of segment net sales was 47.4%, 49.2%, and 47.4% in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The rate decrease in fiscal 2006 was primarily due to discounted product sales associated with the redemption of promotional gift cards and increased intercompany freight charges due primarily to higher fuel costs. The increase in fiscal 2005 was due to lower product variable cost of goods sold driven by better markdown management and lower fulfillment costs.

Jackson & Perkins segment gross profit decreased $6.3 million, or 25.3%, to $18.6 million in fiscal 2006 from fiscal 2005, and decreased $3.8 million, or 13.2%, to $24.9 million in fiscal 2005 from fiscal 2004. The decrease in fiscal 2006 was primarily due to a decrease in rose sales and corresponding write-off of rose inventory, and the decrease in fiscal 2005 was primarily due to rose quality issues.

Jackson & Perkins segment gross profit as a percentage of segment net sales was 25.2%, 33.0%, and 35.9%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The rate decreases in fiscal 2006 and fiscal 2005 were primarily due to decreased gross profit as described above.

Other category gross profit increased $2.7 million, or 142.1%, to $4.6 million in fiscal 2006 from fiscal 2005, and increased $0.9 million, or 90.0%, to $1.9 million in fiscal 2005 from fiscal 2004. Gross profit as a percentage of segment net sales was 20.4%, 17.0%, and 12.2%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The increases in fiscal 2006 and fiscal 2005 were primarily due to increased Harry and David wholesale profits. These sales have a higher margin than the commercial and non-gift-quality fruit sales that make up the remainder of this category.

Selling, General and Administrative (“SG&A”) Expenses

Selling, general and administrative expenses consist of occupancy costs associated with our stores and corporate facility, corporate administrative functions, advertising, credit costs, call center expenses, and depreciation and amortization for corporate facilities, store leasehold improvements and fixtures and information technology equipment and software. Occupancy expenses associated with the stores and corporate facilities include rent, common area maintenance, utilities and other general expenses. Corporate administrative functions include the costs of executive administration, legal, human resources, finance, insurance, information technology services and other general expenses.

The following table summarizes our consolidated SG&A expenses, SG&A expenses by segment, and SG&A expenses as a percentage of consolidated and segment net sales for the following periods:

Dollars in millions	Fiscal 2006		Fiscal 2005		Fiscal 2004 (Restated)(1)
Harry and David Direct Marketing	$126.1	34.1%	$118.8	34.0%	$114.5	36.5%
Harry and David Stores	66.1	50.0	66.9	51.5	67.2	56.0
Jackson & Perkins	30.0	40.7	27.7	36.7	29.0	36.3
Other	2.6	11.6	4.9	43.8	1.3	15.9

Total SG&A expenses	$224.8	37.6%	$218.3	38.5%	$212.0	40.6%

(1)	The audited consolidated financial statements for fiscal 2004 have been restated to comply with SEC guidance on lease accounting as described in Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Restatement of Financial Statements.

Consolidated SG&A expenses increased $6.5 million, or 3.0%, to $224.8 million in fiscal 2006 from fiscal 2005, and increased $6.3 million, or 3.0%, to $218.3 million in fiscal 2005 from fiscal 2004. The increase in consolidated SG&A expense in fiscal 2006 was primarily due to increased advertising, depreciation and consulting expense, partially offset by a reduction in lease and rental expense resulting from the net reduction of six stores during fiscal 2006. Our consolidated SG&A expenses in fiscal 2005 were affected by the 2004 Acquisition and related spending for new marketing and operational initiatives. Increases included $1.9 million in consulting expenses incurred related to the evaluation of the brand equity, a review of the growth strategy for the Harry & David® brand, and for a review of our information technology platform and expenses. In addition, under our new ownership structure, we incurred $1.1 million in management fees that were paid to Wasserstein, and we also incurred $0.5 million in additional audit fees for the change in our fiscal year. Also, we increased spending on circulation, promotion and advertising by $5.9 million to support management’s new growth strategy. These increases were partially offset by lower depreciation and amortization expenses of $2.8 million for the year due to asset valuation adjustments associated with purchase accounting, and reduced expenses due to the net reduction of thirteen stores during the fiscal year.

Consolidated SG&A expenses as a percentage of consolidated net sales were 37.6%, 38.5%, and 40.6%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The rate improvement was primarily a result of leveraging fixed consolidated SG&A expenses over higher consolidated net sales, which increased by $31.9 million, or 5.6%, in fiscal 2006 and by $44.1 million, or 8.4%, in fiscal 2005.

Harry and David Direct Marketing segment SG&A expenses increased $7.3 million, or 6.1%, to $126.1 million in fiscal 2006 from fiscal 2005, and increased $4.3 million, or 3.8%, to $118.8 million in fiscal 2005 from fiscal 2004. The increase in fiscal 2006 was primarily due to increases in catalog advertising and corporate sales costs due to increased circulation and higher overhead support service costs incurred. The increase in fiscal 2005 was primarily due to increases in advertising costs from increased circulation and higher expense associated with the amortization of mailing lists resulting from purchase accounting adjustments for the 2004 Acquisition.

Harry and David Direct Marketing segment SG&A expenses as a percentage of segment net sales were 34.1%, 34.0%, and 36.5%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Between fiscal 2006 and fiscal 2005, SG&A expenses as a percentage of operating net sales were flat. The improvement in fiscal 2005 from fiscal 2004 resulted from leveraging fixed SG&A expenses over higher segment net sales, which increased by $20.2 million, or 5.8%, in fiscal 2006 and by $35.5 million, or 11.3%, in fiscal 2005.

Harry and David Stores segment SG&A expenses decreased $0.8 million, or 1.2%, to $66.1 million in fiscal 2006 from fiscal 2005, and decreased $0.3 million, or 0.4%, to $66.9 million in fiscal 2005 from fiscal 2004. The decrease in fiscal 2006 was primarily due to a reduction of store payroll and lease expenses attributed to the net reduction of six stores during fiscal 2006. Harry and David Stores segment SG&A expenses between fiscal 2005 and fiscal 2004 remained relatively flat.

Harry and David Stores segment SG&A expenses as a percentage of segment net sales were 50.0%, 51.5%, and 56.0%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The rate improvement was primarily due to the closing of underperforming stores and leveraging fixed segment SG&A expenses over higher segment net sales, which increased by $2.1 million, or 1.6%, in fiscal 2006 and by $10.0 million, or 8.3%, in fiscal 2005.

Jackson & Perkins segment SG&A expenses increased $2.3 million, or 8.3%, to $30.0 million in fiscal 2006 from fiscal 2005, and decreased $1.3 million, or 4.5%, to $27.7 million in fiscal 2005 from fiscal 2004. The increase in fiscal 2006 was primarily due to increases in salaried positions, higher advertising costs, higher bad debt expense and higher intercompany support service expenses. The decrease in fiscal 2005 was mainly due to a reduction in overhead support service expenses.

Jackson & Perkins segment SG&A expenses as a percentage of segment net sales were 40.7%, 36.7%, and 36.3%, in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The rate increase in fiscal 2006 was primarily due to increased SG&A expenses as described above. The rate increase in fiscal 2005 was primarily due to less efficient leveraging of segment advertising expense to segment net sales.

Other category SG&A expenses decreased $2.3 million, or 46.9%, to $2.6 million in fiscal 2006 from fiscal 2005, and increased $3.6 million, or 276.9%, to $4.9 million in fiscal 2005 from fiscal 2004. The decrease in fiscal 2006 was primarily attributable to the elevated SG&A expense levels in fiscal 2005. The higher SG&A expenses in fiscal 2005 were the result of consulting expenses associated with evaluating our brand strategy and the post-acquisition Wasserstein management fees.

Restructuring charges

In connection with the 2004 Acquisition, we recorded a restructuring reserve liability in the amount of $10.5 million as of June 17, 2004. Of this amount, $7.3 million was for estimated costs to implement a reduction in force that began in August 2004. This program eliminated approximately seventy positions and has an estimated annual savings of $7.3 million. Due to delayed implementation of the reduction for some positions, the savings in fiscal 2005 were lower than the expected annual savings by $1.4 million, and the recognized savings for the fiscal year ended June 25, 2005 were approximately $5.9 million. The remaining $3.2 million of the restructuring liability was related to management’s plan to close nineteen underperforming Harry and David retail stores. See also Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8 – Accrued Restructuring Costs. These stores were identified for closure by the new management team based on historical and expected future operating results. The annual cost savings for these closures is estimated to be approximately $14.6 million, which is expected to be partially offset by $10.1 million in estimated annual lost revenue, resulting in a net increase to operating income of $4.5 million. As of June 24, 2006, these restructuring activities were completed with the exception of the closure of two stores for which management was unable to negotiate favorable lease exit strategies. The ongoing estimated annual net operating loss for these stores is approximately $0.1 million per year.

Operating Income (Loss)

The following table summarizes our consolidated operating income (loss), operating income (loss) by segment, and operating income (loss) as a percentage of consolidated and segment net sales for the following periods:

Dollars in millions	Fiscal 2006		Fiscal 2005		Fiscal 2004 (Restated)(1)
Harry and David Direct Marketing	$29.2	7.9%	$36.9	10.6%	$25.4	8.1%
Harry and David Stores	(3.5)	(2.6)	(2.9)	(2.2)	(10.3)	(8.6)
Jackson & Perkins	(11.4)	(15.4)	(2.8)	(3.7)	(0.3)	(0.4)
Other	2.0	8.9	(3.0)	(26.8)	(0.3)	(3.7)

Total operating income (loss)	$16.3	2.7%	$28.2	5.0%	$14.5	2.8%

(1)	The audited consolidated financial statements for fiscal 2004 have been restated to comply with SEC guidance on lease accounting as described in Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Restatement of Financial Statements.

Consolidated operating income (loss) decreased by $11.9 million, or 42.2%, to $16.3 million in fiscal 2006 from fiscal 2005, and increased by $13.7 million, or 94.5%, to $28.2 million in fiscal 2005 from fiscal 2004. The decrease in fiscal 2006 from fiscal 2005 is primarily due to the weak performance in the Jackson & Perkins segment, as well as lower gross profit and higher operating expenses in the Harry & David Direct Marketing segment. The increase in fiscal 2005 from fiscal 2004 is primarily due to higher gross profit offset by higher operating expenses (although operating expenses decreased as a percentage of sales).

Other (Income) Expense

The following table summarizes our consolidated other (income) expense, other (income) expense by segment, and other (income) expense as a percentage of consolidated and segment net sales for the following periods:

Dollars in millions	Fiscal 2006		Fiscal 2005		Fiscal 2004 (Restated) (1)
Harry and David Direct Marketing	$(0.8)	(0.2)%	$—	0.0%	$(4.3)	(1.4)%
Harry and David Stores	(0.1)	(0.1)	—	0.0	(0.1)	(0.1)
Jackson & Perkins	—	(0.0)	—	0.0	—	0.0
Other	26.8	119.1	34.1	304.5	—	0.0

Total other (income) expense	$25.9	4.3%	$34.1	6.0%	$(4.4)	(0.8)%

(1)	The audited consolidated financial statements for fiscal 2004 have been restated to comply with SEC guidance on lease accounting as described in Item 8 - Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4 – Restatement of Financial Statements.

Consolidated other (income) expense decreased by $8.2 million, or 24.0%, to $25.9 million in fiscal 2006 from fiscal 2005, and increased by $38.5 million to $34.1 million in fiscal 2005 from fiscal 2004. The decrease in fiscal 2006 from fiscal 2005 is primarily due to a reduction in bank financing fees of $8.5 million and breakage penalties of $4.7 million, increased interest income of $0.8 million and $1.7 million of income related to a legal settlement. The decrease was partially offset by $2.2 million of legal, accounting and other professional fees related to a planned initial public offering (“IPO”) of our common stock which were expensed in the second quarter of fiscal 2006. In addition to the expensed IPO costs, other factors offsetting the decrease were $0.8 million of expenses related to a legal settlement and increased interest expense of $4.6 million as a result of higher interest rates and a higher level of debt. The increase in fiscal 2005 from fiscal 2004 is primarily due to the combination of higher interest expense from a higher level of debt incurred in conjunction with the 2004 Acquisition, fees associated with the refinancing of our second lien term loan with our Senior Notes in February 2005. In addition, we received $3.7 million of income from the one-time collection of a legal settlement in August 2003 and $1.0 million in proceeds from a demutualization of a company life insurance policy in March 2004.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to of the net result of permanent differences and the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state tax effective rates were (0.9)%, 27.2%, and 42.8% in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, on income (loss) before taxes of $(9.6) million, $(5.9) million, and $18.9 million, respectively. The decreased effective tax rate in fiscal year 2006 is primarily due to a $3.7 million increase in the valuation allowance partially offset by the cumulative effect of the change in the effective state tax rate. The decreased effective tax rate in fiscal year 2005 was due primarily to establishing a valuation allowance of $0.8 million. The valuation allowance offsets deferred tax assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). See Item 8 – Financial Statements and Supplementary Data – Note 11 – Income Taxes.

EBITDA

EBITDA, representing net income before net interest expense, income taxes, depreciation and amortization, decreased $10.1 million, or 22.9%, to $34.0 million in fiscal 2006 from $44.1 million in fiscal 2005. EBITDA increased $7.4 million, or 20.2%, to $44.1 million in fiscal 2005 from $36.7 million in fiscal 2004. The decrease in 2006 was primarily due to lower gross profit and higher operating expenses primarily in the Jackson & Perkins segment. The increase in fiscal 2005 was primarily due to YCI asset depreciation and amortization that was treated as a cash corporate charge to us in fiscal 2004 and was therefore not added into the EBITDA calculation for fiscal 2004. These assets were transferred back to us in April 2004, and the associated depreciation and amortization expense is included in EBITDA for fiscal 2005.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable U.S. GAAP measure, see “Non-U.S. GAAP Financial Measure: EBITDA”.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At June 24, 2006, our primary sources of liquidity were cash and cash equivalents of $23.8 million and unused borrowings under our revolving credit facility of $125.0 million to the extent of our current available borrowing base. As of June 24, 2006, we had approximately $4.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at June 24, 2006 were approximately $9.5 million. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility starting in July of each year to finance operations leading up to the December holiday selling season. Our available cash and borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during the fourth calendar quarter (our second fiscal quarter) because of the holiday selling season (see “Seasonal Variations” above).

Based upon our historical results, current operations and strategic plans, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our operations for the next twelve months. Certain loan covenants in the revolving credit facility and in the indenture governing the Senior Notes restrict the transfer of funds from the direct and indirect subsidiaries to the parent in the form of cash dividends, loans or advances. Restricted net assets of the direct and indirect subsidiaries amounted to $22.0 million as of June 24, 2006. Consolidated accumulated deficit of $34.4 million at June 24, 2006 was restricted as to the payment of dividends. These restrictions do not affect our ability to meet our cash obligations.

To the extent additional funding is required beyond the twelve-month horizon, we expect to seek additional financing in the public or private debt or equity capital markets. Our equity sponsors, Wasserstein and Highfields, are not obligated to provide financing to us. If we are unable to obtain the capital we require to implement our business strategy on acceptable terms or in a timely manner, we would attempt to take appropriate actions to tailor our activities to match our available financing, including revising our business strategy and future growth plans to accommodate the amount of available financing.

Cash Flows from Operating Activities

Cash provided by operating activities totaled $20.8 million, $31.6 million, and $29.9 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Cash provided by operating activities in fiscal 2006 was primarily attributable to net earnings before depreciation and amortization, $2.2 million write-off of initial public offering (IPO) costs, losses on fixed assets of $1.1 million and an increase in deferred revenue of $1.5 million due to the timing of Fruit of the Month Club® shipments at year-end. Cash provided by operating activities in fiscal 2005 was primarily attributable to net earnings before depreciation, amortization, $6.9 million for the write off of financing fees recorded as interest expense associated with the extinguishment of a term loan that was repaid with a portion of the proceeds of our Senior Notes offering in February 2005, and $1.1 million for the charge of financing fees as interest expense associated with the reduction of our maximum borrowing capacity on our revolving debt. See Item 8—Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9 – Borrowing Arrangements. In addition, there was a $8.2 million non-cash increase in deferred taxes primarily due to the change in the taxable structure of the company after the 2004 acquisition. Cash provided by operating activities in fiscal 2004 was primarily attributable to net earnings before depreciation and amortization as well as a decrease in prepaid advertising and other assets.

Cash Flows from Investment Activities

Cash used in investment activities totaled $17.6 million, $14.7 million, and $15.9 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Capital expenditures in fiscal 2006 consisted primarily of investment in information technology systems, including a new e-commerce system, refurbishment of stores, installation of a delivery management system, new stores and an increase in our Moose Munch® manufacturing capacity. Capital expenditures in fiscal 2005 consisted primarily of upgrades and replacements for information technology infrastructure, including the first phase to redesign and improve our e-commerce system, modernization of our stores’ point-of-sale system, selected orchard development and other smaller projects. Capital expenditures in fiscal 2004 were primarily for the new call center facility, increased fulfillment capabilities and orchard development.

We currently expect our capital expenditures to be approximately $23.0 million for fiscal 2007, consisting primarily of spending for additional manufacturing capacity, stores’ growth, and upgrades to information technology systems and infrastructure. However, our capital expenditures may differ from those currently anticipated depending upon the size and nature of new business opportunities and actual cash flows generated by operations.

Cash Flows from Financing Activities

Cash used in financing activities totaled $4.2 million, $15.7 million, and $14.9 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Cash used in financing activities in fiscal 2006 was primarily attributable to payments for deferred financing costs related to our public debt offering in the second quarter and for our new revolving credit facility entered into in the third quarter. See “Borrowing Arrangements” below. Cash used in financing activities in fiscal 2005 was primarily attributable to repayments of long-term debt and notes payable, payments for deferred financing costs and a return of capital to shareholders, partially offset by the proceeds from the issuance of Senior Notes. Cash used in financing activities in fiscal 2004 was primarily attributable to net payments to YCI under the informal credit agreement existing at that time.

Borrowing Arrangements

Revolving Credit Facility

Since the 2004 Acquisition, our principal sources of liquidity have been available cash, cash flows from operations, borrowings under our former $125.0 million revolving credit facility dated February 25, 2005 and our current $125.0 million revolving credit facility entered into by our subsidiary, Harry & David Operations Corp., on March 20, 2006, to replace the prior facility. Compared to the prior agreement, the new revolving credit facility provides, among other things, improved interest rates on borrowings, a lower commitment fee and fewer financial covenants. The revolving credit facility has a maturity date of March 20, 2011. Harry & David Operations Corp.’s ability to borrow under the revolving credit facility is subject to compliance with the borrowing base and with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing. Borrowings under the revolving credit facility bear interest, at Harry & David Operations Corp.’s option, at either a base rate, based on the higher of the federal funds rate plus 0.5% or the corporate base lending rate of UBS AG, or a Eurodollar rate, based on the rate offered in the London interbank market (“LIBOR”), plus in each case a borrowing margin determined based on our consolidated leverage ratio. Due to the seasonal nature of our business, we draw on our revolving credit facility to provide seasonal working capital to support inventory buildup and catalog production in advance of the holiday selling season and for other general corporate purposes. We have consistently generated substantial amounts of cash each holiday selling season. We are required by our banks to pay down the revolving credit facility to zero by the next business day following December 25 of each year. Cash generated during the holiday selling season is also typically used to fund our operations for several months during the post-holiday selling season, until we begin to build inventories and other working capital components again to support our holiday selling season the following year. As of June 24, 2006, we had approximately $4.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total available borrowings at June 24, 2006 were approximately $9.5 million.

Harry & David Operations Corp.’s obligations under the revolving credit facility are guaranteed by us and by all of Harry & David Operations Corp.’s existing and future direct and indirect domestic subsidiaries and are secured by first-priority pledges of the stock of Harry & David Operations Corp. and each of the subsidiary guarantors’ equity interests and 65% of the equity interests of any future first-tier foreign subsidiaries, as well as first-priority security interests in and mortgages on all of our, Harry & David Operations Corp.’s and each of the subsidiary guarantors’ respective tangible and intangible property.

The revolving credit facility requires mandatory prepayments upon the receipt of proceeds from certain assets sales, casualty events and debt offerings. The revolving credit facility contains customary affirmative and negative covenants for senior secured credit facilities of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates.

In addition, the revolving credit facility requires that, on a consolidated basis, we meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions, and maximum capital expenditures. The applicable ratios under each covenant are as follows:

Minimum Fixed Charge Coverage Ratio (Consolidated EBITDA to Fixed Charges): 1.0 to 1.0.

Limitation on Capital Expenditures.	Fiscal Year	Amount
	2006	$21.0 million
	2007	$23.0 million
	2008	$25.0 million
	2009	$26.0 million
	2010 and thereafter	$27.0 million

If the aggregate amount of capital expenditures for any fiscal year is less than the amount permitted for such fiscal year (before giving effect to any carryover), then 50% of the shortfall may be added to the amount of capital expenditures permitted for the immediately succeeding fiscal year if the amount expended in such fiscal year would not exceed 150% of the amount permitted for such fiscal year (before any carryover), with carryover to be determined as provided in the revolving credit facility.

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Risk Factors.” If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture.

The revolving credit facility contains customary events of default, including, but not limited to, failure to pay principal, interest or fees, failure of any representation or warranty to be true in all material respects when made or deemed made, defaults under other debt instruments, including under the indenture governing the notes, loss of liens on collateral, invalidity of guarantees and commencement of a bankruptcy or similar proceeding by or on behalf of a credit party and judgments against a credit party.

At June 24, 2006, we were in compliance with all of our covenants under the revolving credit facility.

Long-term Debt

In February 2005, Harry & David Operations Corp., our wholly owned subsidiary, issued $70.0 million in Senior Floating Rate Notes due March 1, 2012, and $175.0 million of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.2% and 8.3% at June 24, 2006 and June 25, 2005, respectively. The $175.0 million of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments commencing on December 1, 2005.

On December 16, 2005, Harry & David Operations Corp. completed an exchange offer for the Senior Notes and issued a like principal amount of unrestricted Senior Notes. These Senior Notes represent the senior unsecured obligations of Harry & David Operations Corp. and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of Harry & David Operations Corp. subsidiaries.

The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. See Item 8- Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9 – Borrowing Arrangements.

Our ability to comply with these covenants may be affected by events beyond our control, such as those described under Item 1A - Risk Factors. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes could accelerate all amounts outstanding to be immediately due and payable.

At June 24, 2006, we were in compliance with all of our covenants under the indenture governing our Senior Notes.

Our debt service requirements consist primarily of interest expense on the Senior Notes and on any future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating and capital leases and repayment of any borrowings under our revolving credit facility, as described below under “—Contractual Obligations.”

Although we do not have an extensive history of acquisitions, we may make acquisitions in the future. We expect to finance any future acquisitions using cash, capital stock, debt securities or the assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financings. We may not be able to obtain an increase in the amounts available under our revolving credit facility on satisfactory terms, if at all, and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. We may also incur expenses in pursuing acquisitions that are never consummated.

Based upon our current operations and historical results, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our future growth for the next 12 months. To the extent additional funding is required, we expect to seek additional financing in the public or private debt or equity capital markets. We may not be successful in obtaining additional financing, if needed, or if available, any additional financing may not be on terms favorable to us.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of June 24, 2006:

Dollars in millions	Amounts due by period
	Total	Less than 1 year	1-3 years	4-5 Years	More than 5 years
Long-term debt obligations	$245.0	$—	$—	$—	$245.0
Estimated interest payments on long-term debt(1)	145.6	23.3	45.7	45.7	30.9
Operating lease obligations	77.4	17.4	27.7	17.6	14.7
Purchase obligations	47.0	47.0	—	—	—
Pension obligations	14.1	6.1	4.9	1.5	1.6

Total(2)	$529.1	$93.8	$78.3	$64.8	$292.2

(l)	Excludes interest on borrowings under our revolving credit facility because we are unable to estimate future borrowings. Because we are unable to predict future LIBOR rates, for purposes of calculating actual and pro forma estimated interest payments, we assumed an interest rate of 10.23% per annum on our floating rate notes for all periods, the applicable interest rate as of June 24, 2006.

(2)	Excludes royalty payment obligations, which vary year by year based on actual revenues generated and cannot be estimated at this time.

OFF BALANCE SHEET ARRANGEMENTS

Leases

We lease certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging from 3 to 20 years. Certain of these leases contain purchase options and renewal options for various terms. In addition to minimum rental payments, certain of our retail store leases require us to make contingent rental payments, which are based upon certain factors such as sales volume and property taxes. The contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable. Material leasehold improvements are depreciated over the shorter of the estimated useful life or the lease term. See Item 8 - Financial Statements and Supplementary Data – Note 12 - Leases.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal 2008), with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. EITF 06-2 requires that its provisions be adopted retrospectively and be effective for the first annual reporting period after the ratification on June 29, 2006. We are currently evaluating the impact that adoption of EITF 06-2 will have on the consolidated results of operations, financial position and statement of cash flows.

On February 28, 2006, consensus was reached on the EITF Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides that for taxes assessed by various governmental authorities such as sales and excise taxes, a company may adopt a policy of presenting taxes either gross within revenue or net. If sales and excise taxes are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of any such taxes that are recognized on a gross basis. We present sales taxes on a net basis.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”), which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. We have historically expensed rental costs incurred during a construction period; therefore, the adoption of this guidance will not have an impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN-47”). This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, and was effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN-47 in fiscal 2006. The impact of the adoption was immaterial to the consolidated financial statements.

In November 2004, the FASB issued SFAS 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4, and is effective for inventory costs during fiscal years beginning after June 15, 2005. We adopted SFAS 151 in fiscal 2006, and it had no impact to the consolidated financial statements.

In October 2004, the American Jobs Creation Act, or the Jobs Act, was signed into law. The Jobs Act provides a special deduction with respect to the income of certain U.S. manufacturing activities and a one-time 85% deduction of dividends received for certain foreign earnings that are repatriated, as defined in the Jobs Act. We are currently evaluating the impact of the manufacturing deduction, which may impact our consolidated financial statements as early as the fiscal year beginning June 25, 2006. In December 2004, the FASB issued FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which allows a company additional time to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. We do not have foreign operations, and as such do not expect that this aspect of the Jobs Act will have a significant impact on our consolidated financial statements.

Non-U.S. GAAP Financial Measure: EBITDA

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, define and prescribe the conditions of use of certain non-U.S. GAAP financial information. Our measure of EBITDA meets the definition of a non-U.S. GAAP financial measure.

EBITDA is defined as earnings before net interest expense, income taxes, depreciation and amortization and is computed on a consistent method from quarter to quarter and year to year.

We use EBITDA, in conjunction with U.S. GAAP measures such as cash flows from operating activities, cash flows from investing activities and cash flows from financing activities, to assess our liquidity, financial leverage and ability to service our outstanding debt. For example, certain covenant and compliance ratios under our revolving credit facility and the indenture governing the outstanding notes use EBITDA, as further adjusted for certain items as defined in each agreement. If we are not able to comply with these covenants, we may not be able to borrow additional amounts, incur more debt to finance our ongoing operations and working capital or take other actions. In addition, the lenders could accelerate the outstanding amounts, which could materially and adversely affect our liquidity and financial position.

We use EBITDA, in conjunction with the other U.S. GAAP measures discussed above, to assess our debt to cash flow leverage, to plan and forecast overall expectations and to evaluate actual results against such expectations; to assess our ability to service existing debt and incur new debt; and to measure the rate of capital expenditure and cash outlays from year to year and to assess our ability to fund future capital and non-capital projects. We believe that, like management, debt and equity investors frequently use (and expect to be able to continue to use) EBITDA to compare debt to cash flow leverage among companies.

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

To compensate for these limitations, we analyze EBITDA in conjunction with other U.S. GAAP financial measures impacting liquidity and cash flow, including depreciation and amortization, capital spending and net income in terms of the impact on depreciation and amortization, changes in net working capital, other non-operating income and losses that affect cash flow and liquidity, interest expense and taxes. Similarly, EBITDA should not be considered in isolation or as a substitute for these U.S. GAAP liquidity measures.

We also use EBITDA, in conjunction with U.S. GAAP measures such as operating income and net income, to assess our operating performance and that of each of our businesses and segments. Specifically, we use EBITDA, alongside the U.S. GAAP measures mentioned above, to measure profitability and profit margins and to make budgeting decisions relating to historical performance and future expectations of our segments and business as a whole, and to make performance comparisons of our company compared to other peer companies. We believe that, like management, debt and equity investors frequently use (and expect to be able to continue to use) EBITDA to assess our operating performance and compare it to that of other peer companies.

Furthermore, we use EBITDA (in conjunction with other U.S. GAAP and non-U.S. GAAP measures such as operating income, capital expenditures, taxes and changes in working capital) to measure return on capital employed. EBITDA allows us to determine the cash return before taxes, capital spending and changes in working capital generated by the total equity employed in our company. We believe return on capital employed is a useful measure because it indicates the total returns generated by our business, which, when viewed together with profit margin information, allows us to better evaluate profitability and profit margin trends.

As a performance measure, we also use return on capital employed to assist us in making budgeting decisions related to how debt and equity capital is being employed and how it will be employed in the future. Historical measures of return on capital employed, which include EBITDA, are used in estimating and predicting future return on capital trends. Combined with other U.S. GAAP financial measures, historical return on capital information helps us make decisions about how to employ capital effectively going forward.

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

To compensate for these limitations we analyze EBITDA alongside other U.S. GAAP financial measures of operating performance, including, operating income, net income and changes in working capital, in terms of the impact on other non-operating income and losses that affect profitability and return on capital. You should not consider EBITDA in isolation or as a substitute for these U.S. GAAP measures of operating performance.

A reconciliation of consolidated net income (loss) to consolidated net cash provided by (used in) operating activities is as follows:

	Successor		Predecessor
Dollars in millions	Fiscal year ended June 24, 2006	Fiscal year ended June 25, 2005	Fiscal year ended March 27, 2004 (Restated)
Net cash provided by operating activities	$20.8	$31.6	$29.9

Reconciling items from net cash provided by (used in) operating activities to net income (loss):
Stock option compensation expense	0.4	0.5	—
Changes in operating assets and liabilities	5.3	0.4	0.1
Loss on disposal of fixed assets	1.1	0.2	2.8
Deferred income taxes	0.1	8.2	(1.2)
Amortization of deferred financing costs	2.5	3.0	—
Write-off of deferred financing costs	—	8.0	—
Write-off of deferred IPO costs	2.2	—	—
Depreciation and amortization	18.9	15.6	17.4

Net income (loss)	(9.7)	(4.3)	10.8
Interest expense, net	24.7	34.4	0.4
Provision (benefit) for income taxes	0.1	(1.6)	8.1
Depreciation and amortization	18.9	15.6	17.4

EBITDA	$34.0	$44.1	$36.7

In fiscal 2006 and fiscal 2005, we recorded depreciation and amortization expense associated with information technology assets that were transferred to YCI at the beginning of fiscal 2003 and transferred back to us in April 2004. In fiscal 2004, net income and EBITDA included, as part of the corporate charge described in the “Impact of the 2004 Acquisition and Related Financings” section above, $9.6 million of depreciation and amortization expense associated with these information technology assets. Therefore, we recorded the expense in selling, general and administrative expense, even though it reflected an allocation of the depreciation and amortization expense recorded at the YCI level on those assets. The differing classification of this expense between fiscal 2005 and fiscal 2004 did not impact net income in these periods; however, it did affect the calculation of EBITDA in each period and, as a result, EBITDA among the periods or in future periods, may not be comparable.

In connection with the 2004 Acquisition, we evaluated our stores for underperformance, and, as a result of this evaluation, we closed a total of 20 underperforming stores in fiscal 2006 and fiscal 2005. Our results for fiscal 2006, 2005, and fiscal 2004, including net income (loss) and EBITDA, include $0.1 million income, $1.1 million loss, and $1.9 million loss, respectively, generated by these closed stores. Because some of these stores were closed at various points during fiscal 2006 and fiscal 2005, our results in these fiscal years may include the results for some of these stores for only a partial year. As a result, fiscal 2006 and fiscal 2005 results may not be comparable to prior periods. In addition, our historical results may not be indicative of what our future results will be now that these stores have been closed.

In fiscal 2006, net loss and EBITDA included:

•	$0.1 million of restructuring charges relating to our 2004 reduction in force that was not in effect for the full 12 months in FY06;

•	$0.2 million of residual one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects;

•	$0.1 million of income related to closed stores, as discussed above;

•	$0.3 million of purchase accounting adjustments from the reversal of accrued restructuring costs;

•	$0.3 million of purchase accounting adjustments reflecting a non-cash charge incurred primarily due to a step-up in store leaseholds associated with the purchase accounting for the 2004 Acquisition;

•	$0.4 million of royalty expense related to a prior year;

•	$1.0 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.7 million of incremental employee executive recruiting and relocation charges;

•	$0.5 million of additional reorganization severance payments;

•	$0.6 million expense for payroll and benefits related to severed employees;

•	$2.2 million of deferred IPO costs that were written off;

•	$1.1 million book value loss on disposal of assets;

•	$0.5 million of deferred growing cost adjustments related to a prior year;

•	$0.5 million of expense related to a one-time write-off due to a customer dispute over rose inventories;

•	$0.5 million of excessive rose sales bad debt expense;

•	$0.8 million costs from a legal settlement; and

•	$1.7 million net proceeds from a legal settlement.

In fiscal 2005, net loss and EBITDA included:

•	$1.1 million of losses related to closed stores, as discussed above;

•	$1.9 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$1.9 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects;

•	$0.3 million of employee executive recruiting charges;

•	$1.5 million of purchase accounting adjustments reflecting a non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting for the 2004 Acquisition;

•	$0.3 million of other income related to collection of a note receivable written off during fiscal 2002;

•	$0.9 million related to fixed asset impairment charges from a lower rose crop harvest yield associated with a new growing technique; and

•	$1.1 million of fees paid to Wasserstein and Highfields under the management agreement.

In fiscal 2004, net income and EBITDA included:

•	$9.6 million of depreciation and amortization expenses associated with the information technology assets that we transferred to YCI at the beginning of fiscal 2003 that were transferred back to us in April 2004, as discussed above;

•	$1.9 million of losses related to closed stores, as discussed above;

•	$3.3 million relating to fixed asset impairment charges, including $1.9 million related to seven store locations, $1.2 million relating to terminated capital expenditure projects and an impairment charge of $0.2 million related to certain orchards;

•	$1.1 million in additional inventory reserves resulting from improved inventory turnover reporting as applied to carryover inventory and obsolete product lines;

•	$0.9 million relating to severance payments that arose due to a reorganization effected when YCI merged certain of our operational units with those of another YCI subsidiary;

•	$1.3 million of FAS 88 pension expense related to a reduction in force, primarily at YCI and its affiliates, which triggered higher pension expense; and

•	$4.8 million of other income relating to non-recurring charges, including $3.7 million of income related to the settlement of certain litigation and $1.0 million related to life insurance proceeds from the demutualization of a policy.

Because each of the different items of expense and/or income set forth above are not included in each period presented, net income (loss) and EBITDA for fiscal 2006, fiscal 2005 and fiscal 2004 may not be comparable, and may not be indicative of future results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and commodity prices, which could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities and on a limited basis, the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. As of June 24, 2006, we have no derivative financial instruments in use.

INTEREST RATE RISK

Interest on our outstanding floating rate notes and interest on borrowings under our revolving credit facility accrue at variable rates based on LIBOR and the federal funds overnight rate, among other things. Assuming we were to borrow the entire amount available under our revolving credit facility, together with our outstanding senior floating rate notes, a 1% change in the interest rate on our variable rate debt would result in a $1.95 million corresponding effect on our interest expense on an annual basis. The interest rates on our variable rate long-term debt will reflect the market rate of the senior floating rate notes sold in the February 2005 offering, and therefore the carrying value of our variable rate long-term debt is expected to approximate fair value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included at the end of this report beginning on page F-1. See the index appearing on the following pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 24, 2006, the end of the period covered by this report. Based upon the evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 24, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

During the year ended June 24, 2006 we took several steps to improve the effectiveness of our internal controls. Specifically we:

•	strengthened our internal staffing and technical expertise in financial, tax and SEC accounting and reporting to accommodate our new status as a stand-alone public company through hiring key management in these areas;

•	enhanced our resources with respect to outsourced tax preparation services; and

•	strengthened our IT general controls, particularly in the areas of change control, segregation of duties and physical/logical access to data.

The process and control improvements described above are the only changes in our internal controls during fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

While we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting, we plan to continue to assess our internal controls and procedures and will take further action as necessary or appropriate to address any other matters we identify, including to effect compliance with Section 404 of the Sarbanes-Oxley Act when we are required to make an assessment of our internal controls under Section 404 for fiscal 2008.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to our and Harry & David Operations Corp.’s directors and executive officers, as of the date hereof.

Name	Age	Position
William H. Williams	58	President, Chief Executive Officer and Director

Stephen V. O’Connell	48	Chief Financial Officer, Chief Administrative Officer and Director

Cathy J. Fultineer	49	Executive Vice President, Sales and Marketing

Peter D. Kratz	52	Executive Vice President, Operations

Rudd C. Johnson	56	Executive Vice President, Human Resources

Donald L. Cato	58	Senior Vice President and General Manager, Customer Operations

William C. Michel	54	Senior Vice President and General Manager, Direct Marketing

Alfred M. Multari	46	Senior Vice President and General Manager, Wholesale and Business Sales

Ellis B. Jones	52	Director

George L. Majoros, Jr.	45	Director

Bruce Wasserstein	58	Director

Officers are elected annually by our and Harry & David Operations Corp.’s board of directors and hold office at the pleasure of the board of directors until the next annual selection of officers or until their successors are elected and qualified. Wasserstein currently owns approximately 65% of our common stock and Highfields currently owns approximately 35% of our common stock. As a result, Wasserstein, alone or together with Highfields, will effectively be able to control, and Highfields, alone or together with Wasserstein, will be able to influence, our and Harry & David Operations Corp.’s affairs and policies, the election of our directors and the appointment of our and Harry & David Operations Corp.’s management. A majority of the members of our and Harry & David Operations Corp.’s board of directors are currently representatives of Wasserstein.

William H. Williams returned as our Chief Executive Officer in June 2004. Mr. Williams was a President of YCI from November 2000 until June 2004 and Chief Executive Officer of YCI from June 2002 until June 2004 and previously served as our Chief Executive Officer from 1988 until moving to YCI in 2000. Prior to joining us in 1988, Mr. Williams spent 18 years with Neiman Marcus during which he worked in the mail-order, stores, merchandising and advertising divisions. Mr. Williams has served on the Oregon Economic Development Commission, the Oregon International Trade Commission and the Oregon Board of Higher Education. He has also served on the boards of directors of several corporations and not-for-profit groups and currently serves on the board of Shop.com and Arroweye Solutions, Inc.

Stephen V. O’Connell has been our Chief Financial Officer and Chief Administrative Officer since July 2004. Before joining us, he was a Managing Director of Wasserstein and was employed by Wasserstein and its predecessor firm, Wasserstein Perella & Co., Inc., since 1997. Prior to joining Wasserstein, Mr. O’Connell was employed for seven years with EXOR America, a private equity firm controlled by the Agnelli family, and for the previous three years with Salomon Brothers in the Investment Banking Group. He previously served on boards of directors of All-Clad, Odwalla (board observer) and Collins and Aikman Corporation.

Cathy J. Fultineer was promoted to Executive Vice President, Sales and Marketing, on March 1, 2006. Ms. Fultineer rejoined us as Senior Vice President and General Manager of Stores in 2003. Prior to rejoining our company, Ms. Fultineer was at Brylane LP, where she was Executive Vice President of Missy Apparel Group, Chadwick’s and Lerner Brands from November 2001 to June 2003. She originally joined us in November 1996 as Vice President of Marketing and Merchandising and was promoted to Senior Vice President of Marketing and Merchandising in June 1998. In April 2000, Ms. Fultineer was promoted to Senior Vice President and General Manager of Direct Marketing, a position she held until joining Brylane LP in November 2001. Prior to her experience at our company, Ms. Fultineer worked in merchandising for 15 years, including a five-year tenure with Neiman Marcus as Vice President and Division Merchandise Manager for NM Direct, and as a Buyer and Group Buyer for four years at Gucci America Inc.

Peter D. Kratz was promoted to Executive Vice President, Operations, on March 1, 2006. Mr. Kratz joined our company in 1999 as Senior Vice President and General Manager, Product Supply. Prior to joining us, Mr. Kratz spent eight years with Sara Lee Bakery, where he left as Vice President of Frozen Baked Goods Operations at the Chicago Headquarters. Prior to that, Mr. Kratz held positions at Procter & Gamble and Pepperidge Farm, Inc.

Rudd C. Johnson has been our Executive Vice President Human Resources since June 2004, having served previously as Executive Vice President, Human Resources for YCI from January 2001 until June 2004, and Senior Vice President for us from November 1996 until moving to YCI in January 2001. Mr. Johnson originally joined our company in 1996 as Senior Vice President, Human Resources. Prior to joining us, Mr. Johnson spent 14 years with Neiman Marcus, where he was Vice President, Human Resources.

Donald L. Cato has been our Senior Vice President and General Manager, Customer Operations since 2000. Mr. Cato joined Harry & David Operations Corp. as Vice President, Stores Distribution in 1995. In 1997, he assumed the role of Vice President, Bear Creek Gardens. He was promoted to Senior Vice President, Distribution in 1998. Prior to joining Harry & David Operations Corp., Mr. Cato accumulated 24 years of experience in various senior management positions with Dayton Hudson Corporation, Target Stores, Carter Hawley Hale and Younkers Department Stores.

William C. Michel has been our Senior Vice President and General Manager of Direct Marketing since 2002. Prior to joining us, Mr. Michel spent 22 years at Eddie Bauer, where he was Senior Vice President of Marketing. During his tenure at Eddie Bauer, Mr. Michel was also Director of Merchandising, Direct Marketing Systems, and Business Development for the Direct Division. Prior to joining Eddie Bauer, Mr. Michel held positions in sales and marketing for Ford Motor Corporation.

Alfred M. Multari assumed the role of Senior Vice President and General Manager, Wholesale and Business Sales on March 1, 2006. Mr. Multari joined our company in January 2004 as Senior Vice President and General Manager, Wholesale. He was the Senior Vice President, General Manager for INOBYS Ltd., an affiliate of YCI, from November 2002 to January 2004. From April 2001 to November 2002, Mr. Multari worked as an independent marketing and branding consultant assisting small companies in the eyewear and nutritional products industry. From 1999 to 2001, Mr. Multari was President and Chief Operating Officer of Cable Car Eyewear. Prior to 1999, Mr. Multari was the Senior Vice President of Sales and Marketing for Favorite Brands and worked at Nestlé for ten years, leaving in 1997 as Vice President of Marketing-Refreshments in the Beverage Division.

Ellis B. Jones has served as Chief Executive Officer of Wasserstein & Co., LP since January 2001. Prior to becoming Chief Executive Officer of Wasserstein & Co., LP, Mr. Jones was a Managing Director of the investment banking firm Wasserstein Perella Inc. from February 1995 to January 2001. Prior to joining Wasserstein Perella Inc., Mr. Jones was a Managing Director at Salomon Brothers Inc. in its Corporate Finance Department from March 1989 to February 1995. Prior to joining Salomon Brothers Inc., Mr. Jones worked in the Investment Banking Department at The First Boston Corporation from September 1979 to March 1989. Mr. Jones has over 20 years of experience in the investment banking and mergers and acquisitions industry.

George L. Majoros, Jr. has been President and Chief Operating Officer of Wasserstein since its inception in January 2001. Previously, Mr. Majoros was a Managing Director of Wasserstein Perella & Co., Inc. and Chief Operating Officer of its Merchant Banking Group from 1997 to 2001. Mr. Majoros joined Wasserstein Perella & Co., Inc. in early 1993 after practicing law with Jones Day for approximately seven years. He also currently serves on the boards of directors of American Lawyer Media Holdings, Inc. and numerous private companies.

Bruce Wasserstein has served as Chairman and Chief Executive Officer of Lazard Group and Lazard Ltd since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella Group was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group, Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation paid to our Chief Executive Officer and four other most highly compensated officers for fiscal 2006, 2005 and 2004.

									Long-term compensation
	Annual compensation								Awards	Payouts
Name and principal position	Fiscal year		Salary ($)		Bonus ($) *		Other annual compensation ($)		Securities underlying Options/ shares (#)	Long-term incentive payouts ($)	All other compensation ($)
William H. Williams	2006	**	567,600		—		80,869	(1)	—	—	—
President and Chief	2005	**	567,600		397,370		113,336	(2)(19)	27,027	—	—
Executive Officer	2004	**	—	(3)	—		—		—	—	—

Stephen V. O’Connell	2006	**	500,000		200,000		79,902	(4)	—	—	—
Chief Financial Officer and	2005	**	500,000		200,000		94,926	(5)(19)	22,973	—	—
Chief Administrative Officer	2004	**	—	(6)	—		—		—	—	—

Cathy J. Fultineer	2006	**	321,667	(7)	—		37,815	(8)	—	—	—
Executive Vice President,	2005	**	310,000	(9)	124,000		—	(10)(19)	3,789	—	—
Sales and Marketing	2004	**	253,167		149,000	(11)	86,418	(12)	—	—	23,250	(13)

Peter D. Kratz	2006	**	311,667	(14)	—		44,838	(15)	—	—	—
Executive Vice President,	2005	**	300,000		75,000		—	(10)(19)	2,231	—	—
Operations	2004	**	300,000		—		—	(10)	—	—	22,500	(13)

Rudd C. Johnson	2006	**	310,000		—		74,385	(16)	—	—	—
Executive Vice President,	2005	**	307,508	(17)	100,000		—	(10)(19)	3,789	—	—
Human Resources	2004	**	—	(18)	—		—		—	—	—

*	Bonus amounts represent performance bonuses and are reported for the fiscal year in which they were earned, although they may have been paid in the following fiscal year.

**	For purposes of the above chart, fiscal 2006 refers to the twelve months ended on the last Saturday of June 2006, and fiscal 2005 and fiscal 2004 refers to the twelve months ended on the last Saturdays of March 2005 and 2004, respectively. As such, the period from the last Saturday of March 2005 through the last Saturday of June 2005 is not included in the above compensation chart. However, the only payments made during this period were at the normal compensation rates listed above.

(1)	In fiscal 2006, other annual compensation included: (i) an auto allowance of $14,360; (ii) executive life insurance payments valued at $51,421; (iii) group term life insurance payments valued at $4,888; (iv) financial planning services valued at $1,600; and (v) a 401(k) matching contribution of $8,600.

(2)	In fiscal 2005, other annual compensation included: (i) an auto allowance of $14,400; (ii) executive life insurance payments valued at $22,550; (iii) group term life insurance payments valued at $4,902; (iv) financial planning services valued at $6,850; (v) a 401(k) matching contribution of $8,300; and (vi) legal services valued at $56,334.

(3)	Mr. Williams served as President and Chief Operating Officer of YCI from November 2000 until June 2002 and was thereafter President and Chief Executive Officer of YCI until June 16, 2004. While at YCI, he was compensated by YCI.

(4)	In fiscal 2006, other annual compensation included: (i) an auto allowance of $11,967; (ii) executive life insurance payments valued at $10,899; (iii) group term life insurance payments valued at $1,705; (iv) financial planning services valued at $1,076; (v) a 401(k) matching contribution of $8,600; (vi) relocation valued at $38,817; and (vii) personal travel reimbursement valued at $6,838.

(5)	In fiscal 2005, other annual compensation included: (i) relocation expense reimbursement of $49,191; (ii) an auto allowance of $12,000; (iii) executive life insurance payments valued at $6,235; (iv) group term life insurance payments valued at $1,496; (v) financial planning services valued at $463; (vi) reimbursement of nonrefunded tuition payments due to relocation, valued at $8,842; (vii) travel reimbursement valued at $4,848; and (viii) legal services valued at $11,851.

(6)	Mr. O’Connell became our Chief Financial Officer and Chief Administrative Officer effective July 1, 2004.

(7)	For fiscal 2006, Ms. Fultineer’s annual salary was $310,000 until March 1, 2006 and $345,000 thereafter.

(8)	In fiscal 2006, other annual compensation included: (i) an auto allowance of $10,605; (ii) executive life insurance payments valued at $6,251; (iii) group term life insurance payments valued at $1,705; (iv) financial planning services valued at $10,654; and (v) a 401(k) matching contribution of $8,600.

(9)	After leaving Harry & David Operations Corp. in 2002, Ms. Fultineer returned on June 6, 2003. For fiscal 2004, her annual salary was $310,000.

(10)	Other annual compensation has not been disclosed when the total value is less than the lesser of 10% of the individual’s earned annual salary and bonus or $50,000.

(11)	Represents amounts paid as a bonus of $124,000 and amounts earned in respect of an incentive bonus relating to the sale of Harry & David Operations Corp. to us of $25,000.

(12)	In fiscal 2004, other annual compensation included: (i) a signing bonus of $50,000; (ii) relocation expense reimbursement of $22,452; (iii) an auto allowance of $7,916; (iv) executive life insurance payments valued at $1,197; (v) group term life insurance payments valued at $1,140; (vi) a one-time payment resulting from the demutualization of an insurance policy and subsequent stock sale of $613; and (vii) a 401(k) matching payment of $3,100.

(13)	Represents a one-time payment made in place of what would have been received under the YCI long-term incentive plan, if it had still been in place.

(14)	For fiscal 2006, Mr. Kratz’s annual salary was $300,000 until March 1, 2006 and $335,000 thereafter.

(15)	In fiscal 2006, other annual compensation included: (i) an auto allowance of $10,605; (ii) executive life insurance payments valued at $17,856; (iii) group term life insurance payments valued at $2,339; (iv) financial planning services valued at $5,438; and (v) a 401(k) matching contribution of $8,600.

(16)	In fiscal 2006, other annual compensation included: (i) an auto allowance of $11,967; (ii) executive life insurance payments valued at $26,886; (iii) group term life insurance payments valued at $4,888; (iv) financial planning services valued at $22,044; and (v) a 401(k) matching contribution of $8,600.

(17)	For fiscal 2005, Mr. Johnson’s annual salary was $296,000 until September 5, 2004 and $310,000 thereafter.

(18)	Mr. Johnson served as a Senior Vice President of YCI from January 1, 2001 until March 31, 2003 and was thereafter an Executive Vice President of YCI until June 16, 2004. While at YCI, he was compensated by YCI.

(19)	On September 16, 2005, YCI paid $16.4 million to Wasserstein and Highfields, who subsequently assigned to the stockholders of record as of September 16, 2005, including members of management (Messrs. Williams ($165,663), O’Connell ($123,211), Kratz ($36,552), and Johnson ($51,407), and Ms. Fultineer ($31,830)), a percentage of the net operating loss payment corresponding to each stockholder’s ownership interest as of September 16, 2005. On October 14, 2005, we made a $2.6 million distribution to our stockholders, including members of management (Messrs. Williams ($26,276), O’Connell ($19,543), Kratz ($5,795), and Johnson ($8,154), and Ms. Fultineer ($5,049)), with the proceeds we received from the exercise of options, as well as cash on hand. The payment of the $2.6 million dividend was expressly permitted under our revolving credit facility.

2004 STOCK OPTION PLAN

On February 18, 2005 we adopted our 2004 Stock Option Plan. The plan provides for the grant of incentive stock options and non-qualified stock options, exercisable for shares of our common stock. A total of 100,000 shares of our common stock are available for option grants under this plan. As of June 25, 2005 we had granted options to purchase 83,581 shares of our common stock under the plan to certain members of our senior management team and a consultant. Generally, 20% of the options vested and became exercisable on June 17, 2005. An additional 20% of the options vested on June 17, 2006, and 5% will vest quarterly thereafter, in each case, so long as the holder of such options is an employee of, or consultant to, us or Harry & David Operations Corp. or one of our affiliates on the vesting date. Vesting of all outstanding unexercisable options will accelerate upon a termination of employment without cause within one year following a change of control (as defined in the relevant option agreements) of us or Harry & David Operations Corp. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under this plan expire 10 years after the date of grant.

The plan will be administered by our board of directors or a committee of such board. Options may be exercised only to the extent they have vested. In case of termination of employment or other service by reason of death, disability or normal or early retirement, or in the case of hardship or other special circumstances of an optionee holding options that have not vested, the administrator of the plan may, in its sole discretion, accelerate the time at which such option may be exercised.

No options were granted to our named executive officers during fiscal year 2006.

Pension Plans

The following is a summary of the pension plan in which our management participates. The pension plan is a traditional final average pay pension plan that pays benefits on retirement based on an employee’s years of service and final average earnings over a consecutive 60-month period. In addition, because of Internal Revenue Code limitations on the amount of pension benefits that can be paid to employees from qualified pension plans, our retirement program includes the Harry & David Operations Corp. Excess Pension Plan, a nonqualified plan that allows executives to receive all of the promised benefits under the pension plan, notwithstanding the Internal Revenue Code limitations.

The following table shows the total monthly annuity benefit payable at normal retirement age from the Harry & David Operations Corp. Employees’ Pension Plan (the “Qualified Plan”) and the Harry & David Operations Corp. Excess-Pension Plan (“Nonqualified Plan”). The monthly annuity benefit shown below represents the total benefits under both the Qualified Plan and the Nonqualified Plan. Under the Qualified Plan, plan compensation is limited by Internal Revenue Code Section 401(a)(17). For calendar 2006, plan compensation is limited to $220,000.

	Years of service
Final average earnings	5	10	15	20	30	40
$ 200,000	$1,585	$3,171	$4,757	$6,343	$9,514	$9,514
$ 350,000	$2,836	$5,671	$8,507	$11,343	$17,014	$17,014
$ 450,000	$3,669	$7,338	$11,007	$14,676	$22,014	$22,014
$ 550,000	$4,502	$9,005	$13,507	$18,009	$27,014	$27,014
$ 650,000	$5,336	$10,671	$16,007	$21,343	$32,014	$32,014
$ 750,000	$6,169	$12,338	$18,507	$24,676	$37,014	$37,014
$ 850,000	$7,002	$14,005	$21,007	$28,009	$42,014	$42,014
$ 950,000	$7,836	$15,671	$23,507	$31,343	$47,014	$47,014
$ 1,050,000	$8,669	$17,338	$26,007	$34,676	$52,014	$52,014

The benefits in the pension plan table for all Harry & David Operations Corp. Senior Vice-Presidents and above as of December 31, 2001 are calculated under a formula of 1.6% of final average earnings, plus an additional 0.4% of final average earnings in excess of a 35-year average Social Security taxable wage base, in each case, multiplied by service limited to 30 years. For purposes of the pension plan, earnings include earnings reported to pension plan participants on Form W-2 but do not include long-term incentive payments, retention bonuses, reimbursements or other expense allowances, cash and non-cash fringe benefits, moving expenses, distributions of nonqualified deferred compensation, welfare benefits, or any amounts contributed to any tax qualified profit sharing plan or cafeteria plan. Under the qualified pension plan, compensation was limited to $220,000 as required by Section 401(a)(17) of the Internal Revenue Code of 1986. Benefits in excess of the maximum benefits payable under the qualified pension plan or accrued as the result of compensation in excess of the maximum amount allowed under the qualified pension plan are payable under the nonqualified pension plan. As of June 24, 2006, the years of credited service for Mr. Williams, Mr. O’Connell, Mr. Kratz, Mr. Johnson and Ms. Fultineer were 19.0, 3.0, 7.0, 10.0 and 4.0 years, respectively. The benefits listed in the pension plan table are the total benefits payable from the qualified pension plan and the nonqualified pension plan and are not subject to deduction for Social Security or other offset amounts.

Harry & David Operations Corp. Employees’ Pension Plan

The Harry & David Operations Corp. Employees’ Pension Plan provides former YCI and Harry & David Operations Corp. employees, including management, who became our employees in connection with our acquisition of Harry & David Operations Corp. with the same levels of benefit accruals that were available to the employees under the YCI Employees’ Pension Plan for 36 months following the date on which the acquisition was completed (June 17, 2004). Subsequent to fiscal 2006, we froze the benefits provided under this plan, effective June 30, 2007. Assets attributable to the transferred employees were transferred from the YCI plan to our plan on August 16, 2004, with a true-up transfer of final amounts on February 7, 2005. Participants who were employed by us or YCI prior to the time of the acquisition were fully vested in their pension benefits upon completion of the transaction.

The plan is currently underfunded. Our required level of funding of this plan changes each year depending on the funded status of the plan and the actuarial valuation report provided by our actuaries. We currently expect the first significant cash funding payment in connection with our obligations under this pension plan to be in fiscal 2007. However, the timing of the payment is subject to a number of factors and uncertainties and could change.

Excess Pension Plan

The Harry & David Operations Corp. Excess Pension Plan provides benefits to participants of the Harry & David Operations Corp. Employees’ Pension Plan, including management, to the extent benefits are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code. Under this plan, accounts of the YCI employees who were transferred to us as of June 17, 2004 are paid in lump sum when their benefits commence under the Harry & David Operations Corp. Employees’ Pension Plan. In some circumstances, benefits may be paid out six months or more following termination of employment if required to comply with new Internal Revenue Code Section 409A. Subsequent to fiscal 2006, we froze the benefits provided under this plan, effective June 30, 2007.

401(k) Plan

Our employees, including management, are eligible to participate in the Harry & David Operations Corp. 401(k) Retirement Savings Plan, a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Under the plan, we provide matching contributions equal to 100% of the participant’s contributions for the first 3% of the participant’s earnings, and 50% of the participant’s contributions for the next 2% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s earnings that may be taken into account (for 2006, this limit is $220,000). Participants who were employed by Harry & David Operations Corp. or YCI prior to the acquisition were fully vested in their 401(k) account balances and such account balances in the YCI 401(k) Retirement Savings Plan were transferred to the Harry & David Operations Corp. Retirement Savings Plan in connection with the acquisition.

Severance Pay Plan

The Harry & David Operations Corp. Severance Pay Plan for Executive Committee members provides severance equal to 12 months of salary continuation and car allowance plus a full year of the participant’s target bonus. Severance benefits are payable in the event of an involuntary termination of employment for any reason other than death, disability, or for cause or in the event that an employee resigns following a relocation of the participant’s work location by more than 75 miles without the employee’s consent. During the severance period, if the former employee elects and remains eligible for COBRA, Harry & David Operations Corp. pays a portion of COBRA premiums for the former employee equal to the company’s portion of the health premiums paid while the former employee was active. COBRA premiums made for the former employee are grossed-up for federal and state taxes. The plan also provides an outplacement benefit. Severance payments are made as a lump sum cash payment as soon as practicable after the termination unless we elect to make payments in equal monthly installments over a period equal to the number of weeks of salary being paid.

Liquidity Event Plan

On February 18, 2005, we established a liquidity event award plan for each member of our senior management team who received stock options under the 2004 Stock Option Plan (described above) as of February 18, 2005. The aggregate amount of all awards to senior management is equal to $6.2 million, or 7.5% of the portion of the proceeds from the sale of notes that was distributed on the closing date to our equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% will vest quarterly thereafter, in each case, so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. With respect to any award recipient who is so employed, vesting of the holder’s entire award will accelerate upon a change of control of us or Harry & David Operations Corp.

For Messrs. Williams and O’Connell, a change of control is triggered upon the happening of:

(i)(a) Wasserstein and Highfields collectively owning less than a majority of the total voting power of our voting stock and (b) not having the power to elect or appoint a majority of the members of our board of directors;

(ii) the sale or disposition of all or substantially all of our assets to someone other than Wasserstein and Highfields; or

(iii) our stockholders approving a plan of liquidation.

For all other members of management, a change of control means:

(i) the acquisition by an individual, entity or group within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of 50% or more of the combined voting power of our voting stock after giving effect to such acquisition, unless such individual, entity or group is us, any affiliate of Wasserstein or Highfields, any member of management or his or her affiliates, any of our employee benefit plans or any combination of the foregoing;

(ii) members of our current board of directors ceasing for any reason to constitute at least a majority of the board unless the election, or nomination for election, by our stockholders is approved by a vote of at least a majority of the directors then serving (excluding any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents);

(iii) we are merged or consolidated or reorganized into or with, or we sell or otherwise transfer all or substantially all of our assets to another corporation or other legal entity, and, as a result of any such transaction, less than a majority of the combined voting power of the voting securities of such entity immediately after any such transaction is held in the aggregate by the holders of our voting stock immediately prior to such transaction; or

(iv) the board or our stockholders approve our complete or substantial liquidation or dissolution.

Under their respective liquidity event award agreements, the maximum awards payable to management are as follows: $2,065,750 payable to Mr. Williams, $1,755,888 payable to Mr. O’Connell, $289,200 payable to each of Messrs. Johnson and Michel and Ms. Fultineer, $174,000 to each of Messrs. Kratz and Cato, and $108,100 payable to Mr. Multari.

Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by our equity sponsors exceeds a certain level; (iii) we have available cash or, if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date.

If any payment under a liquidity award agreement would trigger an excise tax as a result of the payment being considered contingent on a change in ownership or control of us, any such payments will be reduced to the extent necessary to ensure that the payment will not be subject to the tax as an excess parachute payment, or, if it would result in a greater net payment to the participant, the participant will be paid the full amount subject to the excise tax.

DEFERRED COMPENSATION

All of our compensation plans that are subject to Section 409A of the Internal Revenue Code are intended to comply with such law. Should a plan be determined not to comply, however, we are not responsible for any additional tax or interest imposed on any employee.

BOARD COMPOSITION

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee. Executive compensation was determined by our board of directors and no compensation committee interlock existed. Currently, none of our compensation committee members and none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

EMPLOYMENT AGREEMENTS

We generally do not enter into employment agreements with our senior management. However, Harry & David Operations Corp. has entered into employment agreements with Mr. Williams, our president and chief executive officer, and Mr. O’Connell, our chief financial officer and chief administrative officer.

William H. Williams. Harry & David Operations Corp. entered into an employment agreement with Mr. Williams on June 17, 2004. The initial term of the employment agreement expires on June 17, 2008. After the initial term, Mr. Williams’ employment agreement is renewable by mutual consent for successive one-year periods. Under the terms of his employment agreement, Mr. Williams is entitled to an initial base salary of $567,600, subject to review and adjustment upward at least annually and a discretionary annual bonus (up to 140% of his base salary) as determined by the board. Mr. Williams is entitled to participate in our standard employee benefits plans, fringe benefits and expense reimbursement plans that are generally available to our other senior executives and executive employees, as well as certain additional fringe benefits. In addition, as long as he remains Chief Executive Officer, Mr. Williams is entitled to serve on our and Harry & David Operations Corp.’s respective boards of directors.

If Mr. Williams is terminated without cause or resigns for good reason, he is entitled to a severance payment equal to 100% of his then applicable base salary for a period of 12 to 24 months, plus one, one and a half or two times his target bonus, in each case, based upon when he is terminated, plus the dollar value of any vacation time accrued but unused during the calendar year in which he is terminated. To the extent permissible under the specific plan terms, he will also be entitled to continue to participate in all of our welfare plans during the time he receives severance. If Mr. Williams voluntarily resigns at any time, or if we terminate Mr. Williams with cause, he is entitled to receive only any unpaid base salary accrued for services rendered through the date of termination, plus the dollar value of vacation time accrued and unused during the calendar year in which he resigns or is terminated. If Mr. Williams’ employment is terminated due to death or disability, he or his estate will be entitled to receive any unpaid base salary accrued for services rendered through the end of the next calendar month succeeding his termination, plus the dollar value of vacation time accrued and unused during the calendar year in which his employment is terminated.

If any payment under Mr. Williams’ employment agreement would trigger an excise tax as a result of the payment being considered contingent on a change in ownership or control of Harry & David Operations Corp., any such payments will be reduced to the extent necessary to ensure that the payment will not be subject to the tax as an excess parachute payment, or, if it would result in a greater net payment to Mr. Williams, he will be paid the full amount subject to the excise tax.

Under the terms of the agreement, Mr. Williams has agreed to certain restrictions relating to competition, confidentiality and solicitation of our customers or employees.

Stephen V. O’Connell. Harry & David Operations Corp. entered into an employment agreement with Mr. O’Connell on July 1, 2004. The initial term of the employment agreement expires on July 1, 2008. Under the terms of his employment agreement, Mr. O’Connell is entitled to an initial base salary of $500,000, subject to review and adjustment upward at least annually after July 1, 2006. He is entitled to receive a bonus of 40% of his base salary in respect of the year ended March 31, 2006 and a discretionary annual bonus (up to 80% of his base salary) thereafter as determined by the board. Mr. O’Connell is also entitled to participate in our other standard employee benefits plans, fringe benefits and expense reimbursements that are generally available to other senior executives and executive employees, as well as certain additional fringe benefits. In addition, as long as he remains Chief Financial Officer, Mr. O’Connell is entitled to serve on our and Harry & David Operations Corp.’s respective boards of directors.

If Mr. O’Connell is terminated without cause or resigns for good reason, he is entitled to a severance payment equal to 100% of his then applicable base salary for a period of 12 to 24 months, plus one, one and a half or two times his target bonus, in each case, depending upon when he is terminated, plus the dollar value of any vacation time accrued but unused during the calendar year in which he is terminated. To the extent permissible under the specific plan terms, Mr. O’Connell is also entitled to continued participation for him and his family, in all of our welfare plans during the time he receives severance. If Mr. O’Connell voluntarily resigns at any time, or if we terminate Mr. O’Connell with cause, he is entitled to receive only any unpaid base salary accrued for services rendered through the date of termination, plus the dollar value of vacation time accrued but unused during the current calendar year in which he resigns or is terminated. If Mr. O’Connell’s employment is terminated due to death or disability, he or his estate will be entitled to receive any unpaid base salary accrued for services rendered through the end of the next calendar month succeeding his termination, plus the dollar value of vacation time accrued and unused during the calendar year in which his employment is terminated.

If any payment under Mr. O’Connell’s employment agreement would trigger an excise tax as a result of the payment being considered contingent on a change in ownership or control of Harry & David Operations Corp., any such payments will be reduced to the extent necessary to ensure that the payment will not be subject to the tax as an excess parachute payment, or, if it would result in a greater net payment to Mr. O’Connell, he will be paid the full amount subject to the excise tax.

Under the terms of the agreement, Mr. O’Connell has agreed to certain restrictions relating to competition, confidentiality and solicitation of our customers or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table and accompanying footnotes show information regarding the beneficial ownership of our common stock as of September 22, 2006 by (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each of our directors and named executive officers; and (iii) all current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. We believe that each stockholder named in the table has sole voting and dispositive power for the shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
5% Stockholders:
Wasserstein(2) Attn: George L. Majoros 1301 Avenue of the Americas 44th Floor New York, NY 10019	650,000	65%**

Highfields(3) Attn: Matt Botein 200 Clarendon Street 51st Floor Boston, MA 02117	350,000	34%**

Executive Officers and Directors:
William H. Williams(4)	5,405	1%
Stephen V. O’Connell(5)	9,190	1%
Cathy J. Fultineer(6)	*	*
Peter D. Kratz(7)	*	*
Rudd C. Johnson(6)	*	*
Ellis B. Jones(2)	650,000	65%
George L. Majoros, Jr.(2)	650,000	65%
Bruce Wasserstein(2)	650,000	65%

All executive officers and directors as a group (2),(4),(5),(6),(7)	667,003	65%

*	Less than 1% of the outstanding capital stock.

**	Percentages are approximate and based on the number of shares outstanding.

***	Amounts may not sum due to rounding.

(1)	Unless otherwise indicated, the address for each stockholder is c/o Harry & David Holdings, Inc. 2500 South Pacific Highway, Medford, Oregon 97501.

(2)	Includes funds sponsored by Wasserstein, their affiliates and related entities. The 650,000 beneficially owned shares represent 30,266 shares of common stock beneficially owned by USEP II Co-Investment Partners, LLC, 475,231 shares of common stock beneficially owned by U.S. Equity Partners II (U.S. Parallel), L.P., 19,072 shares of common stock beneficially owned by U.S. Equity Partners II, LP, 12,409 shares of common stock beneficially owned by Bear Creek Equity Partners, LLC, 75,580 shares of common stock beneficially owned by U.S. Equity Partners II (Offshore), LP and 37,442 shares of common stock beneficially owned by Wasserstein Partners, LP. To the extent Messrs. Jones and Majoros are designated to beneficially own the shares as a result of their positions as Chief Executive Officer and President and Chief Operating Officer, respectively, of Wasserstein & Co., LP, Messrs. Jones and Majoros, Jr. disclaim beneficial ownership of the shares (other than, in the case of Mr. Majoros, Jr., his pecuniary interest in 1,816 shares). Mr. Wasserstein may be deemed to have beneficial ownership of the shares owned by the Wasserstein entities. However, Mr. Wasserstein disclaims beneficial ownership of these shares except for his pecuniary interest in 95,987 shares. Wasserstein Partners, LP has dispositive power over the shares held by Bear Creek Equity Partners, LLC and USEP II Co-Investment Partners, LLC.

(3)	Includes funds sponsored by Highfields and their affiliates. Represents 39,176 shares of common stock beneficially owned by Highfields Capital I LP, 92,476 shares of common stock beneficially owned by Highfields Capital II LP and 218,348 shares of common stock beneficially owned by Highfields Capital Ltd. Messrs. Jonathon S. Jacobson and Richard L. Grubman hold investment and voting power over the shares held by Highfields.

(4)	Mr. Williams was granted options to purchase 27,027 shares of our common stock on February 18, 2005 under a Non-Qualified Stock Option Agreement. On June 17, 2005, 20% of such options became exercisable, all of which were exercised on July 29, 2005. An additional 20% became exercisable on June 17, 2006, none of which were exercised. An additional 5% will vest on each of September 17, December 17, March 17 and June 17 thereafter, commencing September 17, 2006 and ending June 17, 2009.

(5)	Mr. O’Connell was granted options to purchase 22,973 shares of our common stock on February 18, 2005 under a Non-Qualified Stock Option Agreement. On June 17, 2005, 20% of such options became exercisable, all of which were exercised on July 29, 2005. An additional 20% became exercisable on June 17, 2006, all of which were exercised on June 17, 2006. An additional 5% will vest on each of September 17, December 17, March 17 and June 17 thereafter, commencing September 17, 2006 and ending June 17, 2009.

(6)	Each of Mr. Johnson and Ms. Fultineer were granted options to purchase 3,789 shares of our common stock on February 18, 2005 under Non-Qualified Stock Option Agreements. On June 17, 2005, 20% of the options granted under each individual’s Non-Qualified Stock Option Agreement became exerciseable, all of which were exercised on July 29, 2005. An additional 20% became exercisable on June 17, 2006, none of which were exercised. An additional 5% will vest on each of September 17, December 17, March 17 and June 17 thereafter, commencing September 17, 2006 and ending June 17, 2009.

(7)	Mr. Kratz was granted options to purchase 2,231 shares of our common stock on February 18, 2005 under Non-Qualified Stock Option Agreements. On June 17, 2005, 20% of the options granted under each individual’s Non-Qualified Stock Option Agreement became exercisable, all of which were exercised on July 29, 2005. An additional 20% became exercisable on June 17, 2006, all of which were exercised by Mr. Kratz on June 17, 2006. An additional 5% will vest on each of September 17, December 17, March 17 and June 17 thereafter, commencing September 17, 2006 and ending June 17, 2009.

EQUITY COMPENSATION PLAN INFORMATION SUMMARY

The table below sets forth information regarding our Equity Compensation Plans as of June 24, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	83,306	82.60	16,694

Equity Compensation Plans not approved by security holders	—	—	—

Total	83,306	82.60	16,694

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

In connection with our 2004 Acquisition of Harry & David, Harry & David Operations Corp. entered into an agreement with Wasserstein, on behalf of Wasserstein and Highfields, to pay Wasserstein and Highfields an aggregate fee of up to $1.0 million annually plus expenses for financial management, consulting and advisory services. To the extent the fee is not paid in any year, it will be accrued. Under our management agreement, Harry & David Operations Corp. has also agreed to engage Wasserstein as an advisor to Harry & David Operations Corp. in connection with any material financing transaction, asset acquisitions or dispositions or any direct or indirect change of control of Harry & David Operations Corp. Upon consummation of any such transaction, Harry & David Operations Corp. will pay Wasserstein a customary transaction fee for such advisory services.

NET OPERATING LOSSES

Under the terms of the stock purchase agreement, YCI agreed to pay us, subject to certain conditions, an amount (estimated to be approximately $16.4 million as of June 25, 2005) based on a percentage of certain net operating losses of Harry & David Operations Corp. and its subsidiaries for federal income tax purposes for the period from the date after the closing of the acquisition through and including November 30, 2004. On June 13, 2005, we assigned to our stockholders of record as of that date, Wasserstein and Highfields, our right to receive the payment from YCI. Effective as of September 16, 2005, Wasserstein and Highfields further assigned a portion of the YCI payment to our other stockholders of record as of that date, all of whom are or were members of management. On September 16, 2005, in accordance with the original assignment, YCI paid $16.4 million to Wasserstein and Highfields, who subsequently in turn paid a portion of the payment received to the other stockholders.

OTHER TRANSACTIONS

From time to time in the ordinary course of business, we may enter into transactions with entities in which one or both of our equity sponsors have an interest. Any such transaction would be subject to compliance with the covenants contained in the indenture governing the Senior Notes and our revolving credit facility. We anticipate that any such transaction would be on arms’ length terms. In addition, we have entered into employment agreements with two of our executive officers as described in Item 11 - Executive Compensation—Employment Agreements. We may also from time to time indemnify executive officers and directors for actions taken in their capacities as such.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional services rendered by Ernst & Young LLP for us for the 2006 and 2005 fiscal years are shown in the table below:

	Year ended June 24, 2006	Year ended June 25, 2005
Audit fees	$729,086	$2,615,728
Audit-related fees	57,726	124,211
Tax fees	21,040	305,165
All other fees	1,500	1,500

Total	$809,352	$3,046,604

The nature of each category of fees is described below:

Audit fees consist of fees for professional services for the annual audit of our consolidated financial statements, review of our quarterly reports on Form 10-Q in fiscal 2006, and review of our Form S-4 and Form S-1 filings, including consents.

Audit-related fees consist of fees for professional services for the audit of our pension plans and consultations on pension matters.

Tax fees consist primarily of fees for tax compliance and tax advice.

All other fees are fees for any products or services not included above.

The Board of Directors, acting as the Audit Committee, approves all audit, audit-related services, tax services and other services provided by Ernst & Young LLP. Any services provided by Ernst & Young LLP that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. The Board of Directors has determined that the services Ernst & Young LLP provided do not impair its independence from us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT, AND FINANCIAL STATEMENT SCHEDULES

(a)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 24, 2006 and June 25, 2005

Consolidated Statements of Operations for the year ended June 24, 2006, the year ended June 25, 2005, the period from June 17, 2004 to June 26, 2004, the period from March 28, 2004 to June 16, 2004, and the year ended March 27, 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended June 24, 2006, the year ended June 25, 2005, the period from June 17, 2004 to June 26, 2004, the period from March 28, 2004 to June 16, 2004, and the year ended March 27, 2004

Consolidated Statements of Cash Flows for the year ended June 24, 2006, the year ended June 25, 2005, the period from June 17, 2004 to June 26, 2004, the period from March 28, 2004 to June 16, 2004, and the year ended March 27, 2004

Notes to Consolidated Financial Statements

(b)	Exhibits Index

Exhibit No.	Description of exhibit
2.1†**	Stock Purchase Agreement, dated as of April 1, 2004, among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.1 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.2†	Letter, dated June 17, 2004, amending the Stock Purchase Agreement among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.2 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.3†	Letter, dated October 11, 2004, amending the Stock Purchase Agreement among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.3 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

3.1†	Harry & David Operations Corp. Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.2†	Harry & David Operations Corp. Certificate of Amendment to Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.3†	Harry & David Holdings, Inc. Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.3 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.4†	Harry & David Holdings, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.4 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.5†	Harry & David Holdings, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.5 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.6†	Bear Creek Direct Marketing, Inc. Certificate of Incorporation (Filed as Exhibit 3.6 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.7†	Bear Creek Operations, Inc. Certificate of Incorporation (Filed as Exhibit 3.7 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.8†	Bear Creek Orchards, Inc. Certificate of Incorporation (Filed as Exhibit 3.8 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.9†	Harry and David Articles of Incorporation (Filed as Exhibit 3.9 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.10†	Jackson & Perkins Company Certificate of Incorporation (formerly Royal Roses, Inc.), as amended (Filed as Exhibit 3.10 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.11†	Jackson & Perkins Operations, Inc. Certificate of Amendment of Certificate of Incorporation (Filed as Exhibit 3.11 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.12†	Jackson & Perkins Wholesale, Inc. Certificate of Amendment of Certificate of Incorporation (Filed as Exhibit 3.12 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.13†	Bear Creek Stores, Inc. Certificate of Incorporation (Filed as Exhibit 3.13 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.14†	Harry & David Operations Corp. Bylaws (Filed as Exhibit 3.14 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.15†	Harry & David Holdings, Inc. Bylaws (Filed as Exhibit 3.15 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.16†	Bear Creek Direct Marketing Bylaws (Filed as Exhibit 3.16 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.17†	Bear Creek Operations, Inc. Bylaws (Filed as Exhibit 3.17 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.18†	Bear Creek Orchards, Inc. Bylaws (Filed as Exhibit 3.18 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.19†	Harry and David Bylaws (Filed as Exhibit 3.19 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.20†	Jackson & Perkins Company Bylaws (Filed as Exhibit 3.20 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.21†	Jackson & Perkins Operations, Inc. Bylaws (Filed as Exhibit 3.21 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.22†	Jackson & Perkins Wholesale, Inc. Bylaws (Filed as Exhibit 3.22 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.23†	Bear Creek Stores, Inc. Bylaws (Filed as Exhibit 3.23 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

4.1†	Indenture among Bear Creek Corporation (now known as Harry & David Operations Corp.) and each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, dated as of February 25, 2005 (Filed as Exhibit 4.2 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. (333-127173) and incorporated herein by reference)

4.2†	Form of Exchange Notes (included in Exhibit 4.1)

4.3†	Form of Guarantee (included in Exhibit 4.1)

10.1†	Employment Agreement, dated as of June 17, 2004, by and between Bear Creek Corporation (now known as Harry & David Operations Corp.) and William H. Williams (Filed as Exhibit 10.3 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

10.2†	Employment Agreement, dated as of July 1, 2004, by and between Bear Creek Corporation (now known as Harry & David Operations Corp.) and Stephen V. O’Connell (Filed as Exhibit 10.4 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

10.3†	2004 Stock Option Plan (Filed as Exhibit 10.6 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.4†	Form of Liquidity Event Award Agreement (Filed as Exhibit 10.7 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.5†	Liquidity Event Award Agreement for William H. Williams (Filed as Exhibit 10.8 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.6†	Liquidity Event Award Agreement for Stephen V. O’Connell (Filed as Exhibit 10.9 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.7†	Form of Incentive Stock Option Agreement (Filed as Exhibit 10.10 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.8†	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.11 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.9†	Non-Qualified Stock Option Agreement for William H. Williams (Filed as Exhibit 10.12 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.10†	Non-Qualified Stock Option Agreement for Stephen V. O’Connell (Filed as Exhibit 10.13 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.11†	Form of Severance Pay Plan (Filed as Exhibit 10.14 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.12†	Credit Agreement among Harry & David Operations Corp., as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lenders party thereto, UBS Securities LLC, as Lead Arranger, UBS Loan Finance LLC, as a lender and as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, as the Administrative Collateral Agent and as Administrative Agent for the lenders and GMAC Commercial Finance LLC, as Collateral Agent (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Form 8-K (File No. 333-128870) dated March 20, 2006 and incorporated herein by reference)

10.13†	Harry & David Operations Corp.’s Excess Pension Plan (Filed as Exhibit 10.1 to Harry & David Corp.’s Form 8-K (File No. 333-128870) dated August 1, 2006 and incorporated herein by reference)

21.1†	List of Subsidiaries (Filed as Exhibit 21.1 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the President and Chief Executive Officer and the Chief Financial Officer and Chief Administrative Officer required by rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

**	The Stock Purchase Agreement submitted as Exhibit 2.1 contains a list briefly identifying the contents of all omitted disclosure schedules. The Company undertakes to furnish supplementally a copy of any omitted disclosure schedules to the Securities and Exchange Commission upon request.
†	Previously filed

(c)	The following Financial Statement Schedules of Harry & David Holdings, Inc. are included in Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Valuation and Qualifying Accounts

Consolidating Financial Statements required by Rule 3-10 of Regulation S-X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HARRY & DAVID HOLDINGS, INC.

Signature	Title	Date

/s/ William H. Williams	President and Chief Executive Officer and Director	September 22, 2006
William H. Williams

/s/ Stephen V. O’Connell	Chief Financial Officer and Administrative Officer and Director (Principal Financial Officer)	September 22, 2006
Stephen V. O’Connell

/s/ Shannon A. Bell	Vice President, Controller (Principal Accounting Officer)	September 22, 2006
Shannon A. Bell

/s/ Ellis B. Jones	Director	September 22, 2006
Ellis B. Jones

/s/ George L. Majoros, Jr.	Director	September 22, 2006
George L. Majoros, Jr.

/s/ Bruce Wasserstein	Director	September 22, 2006
Bruce Wasserstein

HARRY & DAVID HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets as of June 24, 2006 and June 25, 2005	F-3

Consolidated Statements of Operations for the year ended June 24, 2006, the year ended June 25, 2005, the period from June 17, 2004 to June 26, 2004, the period from March 28, 2004 to June 16, 2004, and the year ended March 27, 2004	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended June 24, 2006, the year ended June 25, 2005, the period from June 17, 2004 to June 26, 2004, the period from March 28, 2004 to June 16, 2004, and the year ended March 27, 2004	F-5

Consolidated Statements of Cash Flows for the year ended June 24, 2006, the year ended June 25, 2005, the period from June 17, 2004 to June 26, 2004, the period from March 28, 2004 to June 16, 2004, and the year ended March 27, 2004	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Harry & David Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Harry & David Holdings, Inc. and Subsidiaries (the “Successor”) as of June 24, 2006 and June 25, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 24, 2006 and June 25, 2005, and for the period from June 17, 2004 to June 26, 2004. We have also audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Harry & David Operations Corp. (the “Predecessor”) for the period from March 28, 2004 to June 16, 2004, and for the year ended March 27, 2004. These financial statements are the responsibility of the Predecessor and Successor management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Predecessor’s and Successor’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor’s and Successor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor at June 24, 2006 and June 25, 2005, and the consolidated results of its operations and its cash flows for the years ended June 24, 2006 and June 25, 2005, and for the period from June 17, 2004 to June 26, 2004, and the Predecessor’s consolidated results of operations and cash flows for the period from March 28, 2004 to June 16, 2004, and for the year ended March 27, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Portland, Oregon

September 8, 2006

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	June 24, 2006	June 25, 2005
Assets
Current assets
Cash and cash equivalents	$23,802	$24,854
Trade accounts receivable, less allowance for doubtful accounts of $80 at June 24, 2006, and $150 at June 25, 2005	8,926	8,434
Other receivables	3,059	2,025
Inventories, net	74,117	68,660
Prepaid catalog expenses	3,066	2,560
Income taxes receivable	556	247
Other current assets	10,561	7,471

Total current assets	124,087	114,251

Fixed assets, net	174,010	176,711
Intangibles, net	32,657	35,084
Deferred financing costs, net	14,813	14,269
Deferred income taxes	9,293	3,840
Other assets	488	628

Total assets	$355,348	$344,783

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$26,455	$18,759
Accrued payroll and benefits	14,895	15,943
Deferred revenue	17,188	15,002
Deferred income taxes	26,442	22,098
Accrued interest	5,604	5,940
Accrued restructuring costs	—	2,224
Other accrued liabilities	11,474	6,996
Note payable	—	268

Total current liabilities	102,058	87,230

Long-term debt	245,000	245,000
Accrued pension liability	35,621	30,982
Other long-term liabilities	3,119	1,798

Total liabilities	385,798	365,010

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $0.01 par value, 1,500,000 shares authorized; 1,019,929 and 1,000,000 shares issued and outstanding at June 24, 2006 and June 25, 2005, respectively	10	10
Additional paid-in capital	3,954	1,864
Accumulated deficit	(34,414)	(22,101)

Total stockholders’ deficit	(30,450)	(20,227)

Total liabilities and stockholders’ deficit	$355,348	$344,783

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Successor			Predecessor
	Year ended June 24, 2006	Year ended June 25, 2005	Period from June 17, 2004 to June 26, 2004	Period from March 28, 2004 to June 16, 2004	Year ended March 27, 2004
Net sales	$598,204	$566,266	$7,664	$61,845	$522,162
Costs and expenses:
Costs of goods sold	357,101	319,776	5,382	46,152	295,706
Selling, general and administrative	223,838	217,183	4,023	32,440	165,500
Selling, general and administrative – related party	1,000	1,094	—	9,048	46,451

	581,939	538,053	9,405	87,640	507,657

Operating income (loss)	16,265	28,213	(1,741)	(25,795)	14,505

Other (income) expense:
Interest income	(1,780)	(934)	(1)	(8)	(34)
Interest expense	26,459	35,351	565	21	411
Gain on vendor settlement	—	—	—	—	(3,735)
Other (income) expense, net	1,210	(270)	—	—	(1,072)

	25,889	34,147	564	13	(4,430)

Income (loss) before income taxes	(9,624)	(5,934)	(2,305)	(25,808)	18,935
Provision (benefit) for income taxes	89	(1,611)	(927)	(10,476)	8,098

Net income (loss)	$(9,713)	$(4,323)	$(1,378)	$(15,332)	$10,837

Net income (loss) per share	$(9.58)	$(4.32)	$(1.38)	$(15,332)	$10,837

Weighted-average shares used in per share calculations:
Basic and diluted	1,013,650	1,000,000	1,000,000	1,000	1,000

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Stockholder note	Retained earnings (accumulated deficit)	Total
	Shares	Value
Balance at March 29, 2003 (Predecessor)	1,000	$1	$171,192	$—	$9,710	$180,903
Net income and comprehensive income	—	—	—	—	10,837	10,837

Balance at March 27, 2004 (Predecessor)	1,000	1	171,192	—	20,547	191,740
Capital contribution by Yamanouchi Consumer Inc. (“YCI”)	—	—	28,998	—	—	28,998
Net loss and comprehensive loss	—	—	—	—	(15,332)	(15,332)
Sale of Harry & David Operations Corp. by YCI and elimination of equity accounts	(1,000)	(1)	(200,190)	—	(5,215)	(205,406)
Issuance of common stock in the 2004 Acquisition (see Note 2 – Change in Ownership)	1,000,000	10	83,992	—	—	84,002

Balance at June 17, 2004 (Successor)	1,000,000	10	83,992	—	—	84,002
Net loss and comprehensive loss	—	—	—	—	(1,378)	(1,378)

Balance at June 26, 2004 (Successor)	1,000,000	10	83,992	—	(1,378)	82,624
Return of capital to stockholders	—	—	(82,630)	—	—	(82,630)
Issuance of stockholder note	—	—	—	(250)	—	(250)
Accrued interest on stockholder note	—	—	—	(13)	—	(13)
Stock option compensation expense	—	—	502	—	—	502
Assignment of NOL proceeds from YCI to stockholders	—	—	—	—	(16,400)	(16,400)
Repayment of stockholder note and interest	—	—	—	263	—	263
Net loss and comprehensive loss	—	—	—	—	(4,323)	(4,323)

Balance at June 25, 2005 (Successor)	1,000,000	10	1,864	—	(22,101)	(20,227)
Exercise of common stock options	19,929	—	1,646	—	—	1,646
Stock option compensation expense	—	—	444	—	—	444
Dividends paid	—	—	—	—	(2,600)	(2,600)
Net loss and comprehensive loss	—	—	—	—	(9,713)	(9,713)

Balance at June 24, 2006 (Successor)	1,019,929	$10	$3,954	$—	$(34,414)	$(30,450)

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Successor			Predecessor
	Year ended June 24, 2006	Year ended June 25, 2005	Period from June 17, 2004 to June 26, 2004	Period from March 28, 2004 to June 16, 2004	Year ended March 27, 2004
Operating activities
Net income (loss)	$(9,713)	$(4,323)	$(1,378)	$(15,332)	$10,837
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization fixed assets	17,253	13,714	374	5,916	16,751
Amortization intangible assets	1,723	1,904	75	138	665
Stock option compensation expense	444	502	—	—	—
Amortization of deferred financing costs	2,473	2,991	73	—	—
Write-off of deferred financing costs	—	7,956	—	—	—
Write-off of deferred initial public offering (“IPO”) costs	2,180	—	—	—	—
Loss on impairment of fixed assets	—	—	—	—	1,949
Loss on disposal of fixed assets	1,125	192	—	—	882
Deferred income taxes	63	8,242	(7,341)	7,320	(1,185)
Changes in operating assets and liabilities:
Purchase of short-term investments	—	(58,053)	—	—	—
Sale of short-term investments	—	58,053	—	—	—
Trade accounts receivable and other receivables	(1,526)	2,961	1,316	7,918	1,531
Inventories	(5,457)	(4,078)	(1,315)	(4,752)	1,455
Prepaid advertising and other assets	(5,551)	2,617	(312)	4,279	5,135
Accounts payable and accrued liabilities	15,620	(1,675)	9,065	(14,751)	(7,361)
Deferred revenue	2,186	644	(2,303)	(3,573)	(692)

Net cash provided by (used in) operating activities	20,820	31,647	(1,746)	(12,837)	29,967

Investing activities
Acquisition of fixed assets	(17,663)	(14,683)	(247)	(2,037)	(15,926)
Proceeds from the sale of fixed assets	30	—	—	16	13
Purchase of common stock of the Predecessor, net of cash acquired	—	—	(230,120)	—	—

Net cash used in investing activities	(17,633)	(14,683)	(230,367)	(2,021)	(15,913)

Financing activities
Borrowings of revolving debt	104,000	90,000	—	—	—
Repayments of revolving debt	(104,000)	(90,000)	—	—	—
Borrowings of long-term debt	—	—	155,000	—	—
Repayments of long-term debt	—	(155,000)	—	—	(49)
Borrowings of notes payable	—	268	13,900	—	—
Repayments of notes payable	(268)	(13,900)	—	—	—
Issuance of senior notes	—	245,000	—	—	—
Payments for deferred financing costs	(3,017)	(9,490)	—	—	—
Capital contribution	—	—	84,002	158	—
Repayments of long-term debt to YCI	—	—	—	13,838	—
Net payments on YCI revolving credit arrangement	—	—	—	—	(14,818)
Proceeds from exercise of stock options	1,646	—	—	—	—
Dividends paid	(2,600)	—	—	—	—
Return of capital to common stockholders	—	(82,630)	—	—	—
Issuance of stockholder note payable	—	(250)	—	—	—
Repayment of stockholder note and interest	—	263	—	—	—

Net cash provided by (used in) financing activities	(4,239)	(15,739)	252,902	13,996	(14,867)

Increase (decrease) in cash and cash equivalents	(1,052)	1,225	20,789	(862)	(813)
Cash and cash equivalents, beginning of period	24,854	23,629	2,840	3,702	4,515

Cash and cash equivalents, end of period	$23,802	$24,854	$23,629	$2,840	$3,702

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Supplemental Cash Flow Information

(in thousands)

	Successor			Predecessor
	Year ended June 24, 2006	Year ended June 25, 2005	Period from June 17, 2004 to June 26, 2004	Period from March 28, 2004 to June 16, 2004	Year ended March 27, 2004
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$24,776	$19,113	$14	$—	$—

Cash paid for taxes	$363	$401	$1,576	$—	$—

Supplemental disclosure of non-cash financing activities
Conversion of long-term debt payable to YCI into the YCI revolving credit agreement	$—	$—	$—	$—	$18,600

Contribution of assets and liabilities from YCI just prior to the 2004 Acquisition	$—	$—	$—	$28,998	$—

Adjustments to original purchase accounting allocation	$(1,902)	$—	$—	$—	$—

Valuation adjustments due to purchase accounting	$—	$—	$(27,770)	$—	$—

Assignment of NOL proceeds to stockholders	$—	$(16,400)	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands)

1. BUSINESS

Harry & David Holdings, Inc. (formerly Bear Creek Holdings, Inc.) and subsidiaries (the “Company” or “Successor”) is a vertically integrated multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David® brand, and premium rose plants, horticultural products, and home and garden décor marketed under the Jackson & Perkins® brand. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business, and consumer telemarketing, Harry and David Stores, and wholesale distribution to other retailers. The Company operates three reportable segments: Harry and David Direct Marketing, Harry and David Stores, and Jackson & Perkins. Business units not required to be disclosed separately for segment reporting purposes are grouped in “Other” and include Harry and David wholesale, commercial sales of surplus, non-gift-quality fruit grown in the Company’s orchards surrounding Medford, Oregon, and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions. Harry and David Direct Marketing net sales are generated by sales of Harry and David merchandise through catalog, Internet, business-to-business, and consumer telemarketing operations. Harry and David Stores net sales are generated by sales of Harry and David merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). Jackson & Perkins net sales are generated by sales of Jackson & Perkins merchandise through catalog, Internet, consumer telemarketing, and wholesale operations; royalty income generated from sales of Suntory plants and the licensing of some Jackson & Perkins patented products to third parties for resale and sales of rotational farm crops grown at Jackson & Perkins’ Wasco, California, facilities. Harry and David and Jackson & Perkins catalogs reach customers throughout the United States and, to a lesser extent, in Canada. As of June 24, 2006, the Company operated 130 Harry and David Stores in 34 states in the United States.

During the fourth quarter of fiscal 2005 and the first two quarters of fiscal 2006, the Company incurred approximately $2,180 of legal, accounting and other professional fees related to a planned initial public offering (IPO) of the Company’s common stock (the Offering). However, given the market conditions and other factors, the Company postponed the Offering and expensed these costs in the second fiscal quarter when it became known that the planned IPO was not going to take place in fiscal 2006.

The Company’s operations are labor intensive. Approximately 3% of the Company’s full-time employees are agricultural workers who are covered under a collective bargaining agreement which expires in June 2007. Sales of the Company’s products are subject to a variety of agricultural risks, rising fuel and energy prices, postal rate increases, and extreme weather conditions, and are subject to regulation and inspection by various governmental agencies. Operating results will vary based on the timing of holidays and the ripening of seasonal fruits, which, if delayed, can cause delays in product shipments.

2. CHANGE IN OWNERSHIP

On June 17, 2004, the Company purchased all of the outstanding shares of common stock of Harry & David Operations Corp. (formerly Bear Creek Corporation) (the “Predecessor”) from Yamanouchi Consumer Inc. (“YCI”) (referred to herein as the “2004 Acquisition”). As of June 24, 2006, affiliates of Wasserstein & Company, LP (“Wasserstein”), together with management, own a 65% controlling interest in the Company, and affiliates of funds sponsored by Highfields Capital Management LP (“Highfields”) own 35%. The aggregate consideration for the 2004 Acquisition, including cash acquired of $22,782, was $252,902.

On June 17, 2004, in conjunction with the 2004 Acquisition, the Company issued 1,000,000 shares of $.01 par value stock to Wasserstein. The 2004 Acquisition was financed through an initial capital contribution at closing of $82,600, a positive post-closing working capital price adjustment of $1,402, borrowings of $155,000 under a second lien term loan, and a $13,900 note payable to a bank. The 2004 Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair values. An independent appraisal was utilized for determining the amounts assigned to inventory, fixed assets, and intangible assets consisting primarily of purchased trade names and trademarks.

The excess of the fair value of the net assets acquired over the purchase price, which amounted to $29,638, was recorded at June 17, 2004, as a pro rata reduction of the amounts assigned to acquired fixed assets and identifiable intangibles at the date of acquisition. In addition, in fiscal 2006, the Company recorded post closing adjustment of $1,199 for excess restructuring reserves and $703 for a deferred tax adjustment. These adjustments resulted in an additional pro rata reduction of the amounts assigned to acquired fixed assets and identifiable intangibles at the date of acquisition of $1,902. The adjusted allocated fair value, adjustment for excess of fair value over purchase price and final acquisition balance sheet are as follows:

	Allocated fair value	Adjustment	Acquisition balance sheet
Cash	$25,621	$—	$25,621
Inventory	63,268	—	63,268
Other current assets	26,752	—	26,752
Fixed assets	213,806	(39,333)	174,473
Intangible assets	45,157	(8,115)	37,042
Other long-term assets	16,640	—	16,640
Restructuring accrual	(9,278)	—	(9,278)
Current liabilities	(49,812)	—	(49,812)
Deferred taxes	(19,677)	15,908	(3,769)
Accrued pension liability	(28,035)	—	(28,035)

	$284,442	$(31,540)	$252,902

The results of operations of Harry & David Holdings, Inc. since the 2004 Acquisition are included in the accompanying consolidated statements of operations. See also the condensed consolidating statement of operations of the Successor in Note 20 – Condensed Consolidating Financial Statements. Pro forma operating data has not been presented for the year ended June 25, 2005 as the results of the Successor for that period includes the effects of the 2004 Acquisition at the beginning of that period. The following unaudited pro forma operating data for the Predecessor presents the results of its operations for the year ended March 27, 2004 as if the 2004 Acquisition had occurred on March 30, 2003, with the financing obtained as described above, and assumes that there were no other changes in the Predecessor’s operations. The pro forma financial data is for informational purposes only and should not be considered indicative of actual results that would have been achieved had the transactions actually been consummated on March 30, 2003, and do not purport to indicate results as of any future date or for any future period.

Pro forma for the period from March 30, 2003 through March 27, 2004 (unaudited)
Net sales	$522,162
Operating income	8,603
Interest expense, net	16,964
Net loss	(2,125)
Basic and diluted net loss per share	$(2.13)

Pro forma operating income shown above includes a one-time charge of $1,201 to cost of goods sold related to the opening balance sheet step-up of inventory to fair market value. Included in net interest expense shown above are charges from additional borrowings necessary to finance the 2004 Acquisition and amortization expense related to deferred financing costs for the additional borrowings.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability for restructuring costs associated with the 2004 Acquisition (see Note 8 – Accrued Restructuring Costs). The restructuring liability consisted of $7,304 in estimated costs to implement management’s plan for a reduction in force that began in August 2004. Additionally, the restructuring liability consisted of $3,173 in estimated costs to implement management’s plan to close 19 underperforming Harry and David retail stores. Of this amount, approximately $300 was for severance costs related to terminated store management personnel and corporate positions directly associated with the store division. These stores were identified for closure by the new ownership team based on historical and pro forma operating results. All of the restructuring activities were completed as of June 24, 2006.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Amounts presented for periods prior to June 17, 2004, represent the consolidated financial information of the Predecessor. The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K.

Certain reclassifications have been made to the June 25, 2005 balance sheet to conform to the June 24, 2006 balance sheet presentation related to deferred income taxes to more appropriately display certain deferred tax items between current assets and current liabilities. In addition, historically all catalog costs that were either prepaid or deferred (not yet paid as of year-end) were classified as Prepaid catalog costs on the Consolidated Balance sheet; however, during FY2006, we reclassified the accrued but unpaid catalog costs to Other current assets to differentiate the non-cash costs from the cash costs. The amount for deferred catalog costs included in Other current assets in FY2006 was $1,841, and $1,251 in FY2005. Such reclassifications had no effect on net income (loss) or cash flows as previously reported.

	June 25, 2005
	As Reported	As Reclassified
Deferred income taxes – assets	$5,869	$3,840
Deferred income taxes – liabilities	$24,127	$22,098
Prepaid catalog costs	$3,811	$2,560
Other current assets	$6,220	$7,471

Fiscal year

The Predecessor’s fiscal year ended on the last Saturday in March, based on a 52/53-week year. The Predecessor’s fiscal years 2003 and 2004 ended March 29, 2003 and March 27, 2004, respectively; each contains 52 weeks.

On August 30, 2005, the board of directors approved the change in the Company’s fiscal year end from the last Saturday in March to the last Saturday in June, based on a 52/53-week year. The Successor’s fiscal years 2005 and 2006 ended June 25, 2005 and June 24, 2006, respectively; each contains 52 weeks.

Unaudited condensed operating results for the transition period from March 28, 2005 to June 25, 2005 can be found in the fourth quarter column of the fiscal 2005 table in Note 18 – Quarterly Financial Information (Unaudited). Prior year comparable operating results have not been presented because management has determined that such information is not meaningful due to cost allocation changes associated with the change in management, purchase accounting adjustments and the 2004 Acquisition financing.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The estimated carrying value of these instruments (other than long-term debt) approximates their fair value due to their short-term maturities. With respect to long-term debt, the carrying value of the Senior Floating Rate Notes approximates their fair value due to their variable interest rate. The carrying value of the Senior Fixed Rate Notes approximates their fair value, as the fixed rate approximates the Company’s incremental borrowing rate for instruments of similar terms.

Cash and cash equivalents

Cash and cash equivalents are carried at cost, which approximates market value. Cash equivalents include third-party credit card receivables because such amounts generally convert to cash within three days with little or no default risk, as well as investments in commercial paper with a purchased maturity of 90 days or less.

Short-Term investments

Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. The cost of the securities is based on the specific identification method. During the fiscal year ended June 25, 2005 all investments held were classified as trading. At June 24, 2006 and June 25, 2005, the Company held no investments in equity or debt securities.

Accounts receivable

Accounts receivable consists primarily of amounts due from customers. The Company sells its products to individuals and companies located primarily in the United States. Products sold to individuals are typically paid for through the use of third-party and proprietary credit cards (authorized at the point of sale), cash, or check. Products sold to companies are generally on open credit terms consistent with the Company’s evaluation of customer creditworthiness. The Company generally does not require collateral. No customer accounted for more than 10% of consolidated net sales.

The Company conducts ongoing credit evaluations and maintains an allowance for doubtful accounts to address the risk of bad debts. The Company analyzes historical bad debts, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The allowance is calculated on a historical percentage of accounts in default as a percentage of sales. The Company writes off individual accounts more than 180 days past due. Past-due corporate accounts are written off when management deems that collectibility is remote. Losses from bad debts have historically been within management’s expectations.

Inventories

Inventories, net of an allowance for excess quantities and obsolescence, are valued at the lower of cost (on the first-in, first-out basis) or market value. The Company estimates a provision for damaged, obsolete, excess, and slow-moving inventory based on specific identification and inventory aging reports. The Company provides for excess and obsolete inventories in the period when excess and obsolescence are determined to have occurred.

The Company capitalizes into inventory both direct and indirect production costs. Indirect production costs include indirect labor and overhead costs related to growing, manufacturing and assembly. Costs of unharvested crops are included in inventory and include direct labor and other expenses related to nursery stock and unharvested fruit, including the amortization of orchard development costs. Fruit crop inventories are accounted for on a crop year that spans from November to October. Rose crop inventories are accounted for over their respective growing cycles, and rose inventory costs include up to three years of nursery stock.

Prepaid catalog expenses

Prepaid catalog expenses are incurred in connection with the direct response marketing of certain products. Prepaid catalog costs consist of creative design, photography, separations, paper, print, distribution, postage, and list costs for all direct response catalogs. Such costs are capitalized as prepaid catalog expenses and are amortized over their expected periods of future benefit based on the estimated sales curve of each promotion. Each catalog is generally amortized over 3 to 4 months. For sales that extend up to 12 months, such as multiple club shipments, catalog expense is generally amortized over this 12-month period. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated remaining future net revenues associated with that promotion. Estimated future revenues are based on various factors such as the total number of catalogs and pages circulated, the probability and likely magnitude of consumer response, and the assortment of merchandise offered. If the carrying amount is in excess of estimated future net revenues, the excess is expensed in the reporting period. Non-direct response advertising is expensed as incurred.

Catalog advertising expenses included in selling, general and administrative expenses for the Successor fiscal years ended June 24, 2006 and June 25, 2005, the Successor period ended June 26, 2004, the Predecessor period ended June 16, 2004, and the Predecessor fiscal year ended March 27, 2004, were $66,713, $61,114, $934, $10,186, and $56,610, respectively.

Fixed assets

Fixed assets are stated at cost. Orchard development costs, consisting of direct labor and material, supervision, and other items, are capitalized as part of capital projects-in-process until the orchard produces fruit in commercial quantities. Upon attaining commercial levels of production, these costs are transferred to land improvements. The Company reviews fixed assets for impairment when circumstances or events indicate that the carrying amount of the asset may not be recoverable and recognizes a charge to earnings if an asset is impaired.

Fixed assets carrying values were adjusted as part of the purchase accounting related to the 2004 Acquisition in order to reflect their estimated fair market value, net of a purchase price adjustment as discussed in Note 2 – Change in Ownership.

Depreciation and amortization are computed using the straight-line method, with estimated useful lives of the related assets as follows:

Land improvements and producing orchards	10–35 years

Buildings and improvements	10–40 years

Machinery and equipment	3–10 years

Purchased and internally developed software	3-8 years

Leasehold improvements	Shorter of estimated useful life or lease term (generally 5–20 years)

Repair and maintenance costs are expensed in the year in which they are incurred.

Interest costs related to assets under construction and software projects are capitalized during the construction or development period. At June 24, 2006, the estimated cost to complete capital projects-in-process was $7,238.

Internally developed software costs are capitalized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Total software costs capitalized during the year for the Successor fiscal years ended June 24, 2006 and June 25, 2005, the Successor period ended June 26, 2004, the Predecessor period ended June 16, 2004, and the Predecessor fiscal year ended March 27, 2004 were $6,802 and $2,440, $0, $155, and $6, respectively. Accumulated amortization of capitalized software costs at June 24, 2006 and June 25, 2005 were $6,043 and $3,172, respectively.

Intangible assets

In conjunction with the 2004 Acquisition, the Company acquired intangible assets valued at $37,042 as of the acquisition date, consisting of trade names and trademarks, customer and rental lists and favorable lease agreements. The intangible assets related to customer and rental lists are being amortized using the straight-line method over their estimated useful lives ranging from one to four years. The intangible assets related to the favorable lease agreements are being amortized over the remaining lives of the underlying leases, which range from three to ten years.

The trade names and trademarks were valued at $35,000 and were reduced to $28,437 in purchase accounting (see Note 2 – Change in Ownership) and have been assigned an indefinite life; as such, they will not be amortized. The intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value. The Company completed its annual impairment testing as of the first day of the fourth quarter of fiscal 2006 and there was no indication of impairment.

Deferred financing costs

Debt financing costs are deferred and amortized to interest expense using the straight line method, which approximates the effective interest method, over the term of the related debt instrument. See Note 9 – Borrowing Arrangements for further information.

Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

During the year ended March 27, 2004, the Predecessor recorded an impairment loss related to the Harry & David Stores segment store closures of $1,949 in selling, general, and administrative expenses. The fair value of the assets was determined by a discounted cash flow analysis. There were no impairment losses in fiscal 2005 or fiscal 2006.

Deferred rent

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease and other lease incentives, the Company recognizes rental expense on a straight-line basis over the lease term and records the difference between rent expense and the amount currently payable as deferred rent. In addition, the Company’s deferred rent liability includes an estimated amount to return retail stores to their original condition at the conclusion of the lease term. Deferred rent liabilities totaling $654 and $486 were included in other long-term liabilities in the accompanying consolidated balance sheets as of June 24, 2006, and June 25, 2005, respectively.

Asset Retirement Obligations

The Company has an accrual for future asset retirement obligations for its stores division. This estimate is based on historical costs incurred to restore a location to its original condition after a store closure. Asset retirement obligation liabilities totaling $838 and $918 were included in other liabilities in the accompanying consolidated balance sheets as of June 24, 2006 and June 25, 2006 respectively.

Revenue recognition

Sales and the related cost of products sold related to direct marketing and wholesale channels are recognized when the products are shipped to customers. Revenue is recognized for retail sales, excluding gift card sales, at the point of sale in the store. Revenues from sales of gift cards are deferred until redeemed.

Deferred revenue also represents amounts received from customers for merchandise to be shipped in subsequent periods. The Company defers incremental direct costs of order processing related to those orders for which revenue is deferred. Deferred order processing costs of $657 and $598 were included in other current assets in the accompanying consolidated balance sheets at June 24, 2006, and June 25, 2005, respectively. Shipping and handling fees charged to customers are recognized at the time the products are shipped to the customer and are included in net revenues. Shipping costs are included in cost of goods sold.

The Company records a reserve for product returns based on historical experience.

Classification of Costs and Expenses

Cost of goods sold includes costs directly associated with the production and manufacturing of product as well as fulfillment costs, delivery expense, warehousing costs, internal transfer costs and distribution costs. Selling, general, and administrative costs include all costs not directly associated with the production and manufacturing of products.

Research and development

The Company incurs research and development expenses primarily related to developing new rose varieties. Research and development expenses for the Successor fiscal years ended June 24, 2006 and June 25, 2005, the Successor period ended June 26, 2004, the Predecessor period ended June 16, 2004 and the Predecessor fiscal year ended March 27, 2004 were $2,843, $1,290, $47, $286, and $1,253, respectively, and are included in selling, general, and administrative expenses.

Comprehensive income

The Company’s comprehensive income (loss) equals net income (loss) for all periods presented.

Income taxes

The Company accounts for income taxes under the liability method pursuant to SFAS No. 109, Accounting for Income Taxes, wherein the deferred income tax liabilities and assets are based on the difference between the financial statements and tax bases of assets and liabilities, multiplied by the expected tax rate in the year the differences are expected to reverse. Deferred income tax expense or benefit results from the change in the net deferred tax asset or liability between periods. The Company routinely evaluates all deferred tax balances to determine the likelihood of their realization and record a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. The Company also records reserves for estimates of probable settlements in tax audits. At any time, multiple tax years are subject to audit by various tax jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. See also Note 11- Income Taxes.

Stock-based compensation

Prior to June 17, 2004, the Predecessor had no stock-based compensation plans. In February 2005, the Company adopted a Non-qualified Stock Option Plan, which provides for the grant of incentive stock options and non-qualified stock options, exercisable for shares of the Company’s common stock. The Company accounts for stock options granted to employees under SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123-R”). Under SFAS 123-R, the fair value of share-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. Forfeitures are estimated at the date of grant; that estimate is updated each reporting period as necessary. The calculated compensation expense is recognized on a straight-line basis over the vesting period. See Note 13 – Stock Option Plan for additional information.

Stock options granted to non-employees are accounted for under EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Net income (loss) per share

Net income (loss) per basic share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Net income (loss) per diluted share further assumes that, under the treasury stock method, any dilutive stock options are exercised. See Note 15 – Net Income (Loss) per Share.

Recent accounting pronouncements and developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria, balance sheet classification, interim period accounting and significantly expands disclosure provisions for uncertain tax positions taken or that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company has not yet determined the impact of the adoption of FIN 48 will have on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. EITF 06-2 provisions are effective for the first annual reporting period after the ratification in June 2006, and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company is currently evaluating the impact that adoption of EITF 06-2 will have on the consolidated results of operations, financial position and statement of cash flows.

On February 28, 2006, consensus was reached on the EITF Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides that for taxes assessed by various governmental authorities such as sales and excise taxes, a company may adopt a policy of presenting taxes either gross within revenue or net. If sales and excise taxes are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of any such taxes that are recognized on a gross basis. The Company presents sales taxes on a net basis.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) No. 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”), which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company has historically expensed rental costs incurred during a construction period; therefore, the adoption of this guidance will not have an impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN-47”). This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, and was effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN-47 in fiscal 2006. The impact of the adoption was immaterial to the consolidated financial statements.

In November 2004, the FASB issued SFAS 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4, and is effective for inventory costs during fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 in fiscal 2006, and it had no impact to the consolidated financial statements.

In October 2004, the American Jobs Creation Act, or the Jobs Act, was signed into law. The Jobs Act provides a special deduction with respect to the income of certain U.S. manufacturing activities and a one-time 85% deduction of dividends received for certain foreign earnings that are repatriated, as defined in the Jobs Act. We are currently evaluating the impact of the manufacturing deduction, which may impact our consolidated financial statements as early as the fiscal year beginning June 25, 2006. In December 2004, the FASB issued FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which allows a company additional time to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. We do not have foreign operations, and as such do not expect that this aspect of the Jobs Act will have a significant impact on our consolidated financial statements.

4. RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the AICPA expressing its views regarding certain operating lease-related accounting issues and their application under U.S. GAAP. In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then-current method of accounting for rent holidays were not in accordance with U.S. GAAP as interpreted in the recent SEC letter issued to the AICPA.

The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and as capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment results in a reclassification of the deferred rent amortization from depreciation and amortization expenses to tenant allowance credit expenses, both of which are classified within selling, general, and administrative expenses in the consolidated statements of income.

The Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the initial occupancy date or the opening date for Company-operated retail stores. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. Management reevaluated FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date. Excluding tax impacts, the correction of this accounting requires the Company to record additional deferred rent in other long-term liabilities and to adjust retained earnings on the consolidated balance sheets, as well as to correct amortization in selling, general, and administrative expense on the consolidated statements of income. The effect of these accounting changes was a decrease to selling, general, and administrative expense of $102 for the fiscal year ended March 27, 2004. The effect of this restatement on earnings per share was not significant.

5. INVENTORIES

Inventories consist of the following:

	June 24, 2006	June 25, 2005
Finished goods	$20,382	$20,225
Materials, packaging supplies, and work-in-process	31,915	29,076
Growing crops	21,820	19,359

Total	$74,117	$68,660

During the fiscal years ended June 24, 2006 and June 25, 2005, the Company recorded inventories net of $1,910 and $360 inventory reserves, respectively, to cover slow-moving Jackson & Perkins rose inventory.

6. FIXED ASSETS

Fixed assets consists of the following:

	June 24, 2006	June 25, 2005
Land	$30,553	$30,663
Land improvements and orchard development costs	31,377	31,183
Buildings and improvements	56,459	55,867
Machinery and equipment	49,518	43,872
Leasehold improvements	7,610	6,353
Purchased and internally developed software	20,353	14,876
Capital projects-in-progress	8,451	7,901

	204,321	190,715
Accumulated depreciation and amortization	(30,311)	(14,004)

Total	$174,010	$176,711

7. INTANGIBLE ASSETS

Intangible assets of the Predecessor primarily consisted of trademarks, patents, and customer mailing lists, which were being amortized using the straight-line method over their estimated useful lives ranging from 5 to 40 years. The aggregate amortization expense for the Predecessor period ended June 16, 2004, and the Predecessor fiscal year ended March 27, 2004, was $138 and $665, respectively, included within selling, general, and administrative expenses in the accompanying consolidated statements of income.

The following is a summary of the Successor’s intangible assets:

	June 24, 2006			June 25, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Trade names and trademarks(2)	$28,437	$—	$28,437	$28,765	$—	$28,765
Harry and David customer and rental lists(2)	6,728	(3,702)	3,026	6,805	(1,979)	4,826
Favorable lease agreements (1)	1,971	(777)	1,194	1,877	(384)	1,493

	$37,136	$(4,479)	$32,657	$37,447	$(2,363)	$35,084

(1)	The increase of $94 in the gross carrying amount of the favorable lease agreements, as of June 24, 2006, is due to the closure of a store with a lease greater than the fair value at the time of the acquisition.
(2)	The decrease of $328 and $77 in the gross carrying amounts of the trademarks and customer and rental lists, respectively, as of June 24, 2006, is due to revised purchase accounting allocation of fair value at the acquisition.

The customer and rental lists are being amortized using the straight-line method over their estimated useful lives ranging from one to four years. The intangible assets related to the favorable lease agreements are being amortized over the remaining lives of the underlying leases ranging from three to ten years. Amortization expense for fiscal years 2006 and 2005 and the period ended June 26, 2004 was $2,116, $2,274, and $89, respectively. The estimated amortization expense for each of the next five years is as follows:

Fiscal year	Estimated annual amortization expense
2007	$1,930
2008	1,749
2009	244
2010	171
2011	126

8. ACCRUED RESTRUCTURING COSTS

The following tables summarize the Company’s accrued restructuring costs:

	Fiscal year ended June 24, 2006
	June 25, 2005	Cash payments	Non-cash adjustments (1)	June 24, 2006	Total cash payments to date
Reduction in force	$869	$(788)	$(81)	$—	$7,040
Store closures	1,205	(451)	(754)	—	1,977
Store closure severance	150	(31)	(119)	—	181

Total	$2,224	$(1,270)	$(954)	$—	$9,198

	Fiscal year ended June 25, 2005
	June 17, 2004	Cash payments	Non-cash adjustments (1)	June 25, 2005
Reduction in force	$7,304	$(6,252)	$(183)	$869
Store closures	2,873	(1,526)	(142)	1,205
Store closure severance	300	(150)	—	150

Total	$10,477	$(7,928)	$(325)	$2,224

(1)	Non-cash adjustments represent the difference between anticipated costs and actual costs incurred, and are included in selling, general and administrative expense on our consolidated statements of operations. Certain stores had less than expected costs to close and two stores did not close. Costs associated with these stores are included in the restructuring accrual – see Note 2.

9. BORROWING ARRANGEMENTS

Revolving credit facilities

On June 17, 2004, the Company entered into a revolving credit agreement with a group of lenders that provided for $150,000 of revolving credit secured by the assets of the Company. In conjunction with a refinancing on February 25, 2005, this agreement was amended to reduce the revolving credit to $125,000. In connection with the issuance of this facility, the Company incurred debt issuance fees of $7,812, which were recorded as deferred financing costs within long-term assets. As a result of the modification to the agreement in February 2005, the Company charged $1,098 of financing fees to interest expense, proportional to the decrease in borrowing capacity of the old arrangement and at June 24, 2006 and June 25, 2005, $4,166 and $5,207 remained in deferred financing costs within long-term assets, respectively.

During the fiscal years ended June 24, 2006 and June 25, 2005, the Company borrowed and repaid $104,000 and $90,000 under this facility, respectively. Interest on the borrowings was payable at a base rate or Eurocurrency rate plus an applicable margin and fees.

On March 20, 2006, the Company replaced its existing credit facility with a modified revolving credit agreement (“the Credit Agreement”) with the major lenders from the original credit facility that provides for $125,000 of revolving credit secured by the assets of the Company. The Credit Agreement has a maturity date of March 20, 2011. Interest on the borrowings under the Credit Agreement is payable at a base rate or Eurocurrency rate plus an applicable margin and fees. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. At June 24, 2006, the Company was in compliance with all covenants under the Credit Agreement.

The Company has accounted for the new Credit Agreement pursuant to EITF Issue No. 98-14, Debtor’s Accounting for Changes in Lines-of-Credit or Revolving-Debt Agreements and, accordingly, has continued to defer $4,390 of unamortized deferred financing costs associated with the old credit agreement at June 24, 2006. Such deferred costs will be amortized over the term of the Credit Agreement. In connection with the issuance of this facility, the Company incurred additional debt issuance fees of $1,848, which are recorded as deferred financing costs within long-term assets and are amortized over the term of the agreement.

The maximum available borrowings under the Credit Agreement are determined in accordance with an asset-based debt limitation formula. Total available borrowings at June 24, 2006 were $9,529, which were reduced by the outstanding letters of credit totaling $4,000.

Long-term debt

In February 2005, the Company issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The Senior Floating Rate Notes accrue interest at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”) plus 5%, calculated and paid quarterly. The interest rate was 10.23% and 8.33% at June 24, 2006 and June 25, 2005, respectively. The $175,000 of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments commencing on December 1, 2005. The Company incurred $9,490 in deferred financing fees in connection with the Senior Notes that have been recorded in deferred financing costs within long-term assets.

The Company used a portion of the proceeds from the February offering to pay off a term loan of $155,000 and, in connection with this payment, charged the remaining financing fees of $6,858 and an associated breakage fee of $4,650 to interest expense during the fiscal year ended June 25, 2005.

On December 16, 2005, the Company completed the public exchange offer for the Senior Notes. The Company incurred costs in connection with this exchange offer in the amount of $1,169 that are recorded as deferred financing costs in addition to the original fees in long-term assets. The costs are amortized over the remaining life of the associated Senior Notes and as of June 24, 2006 and June 25, 2005, $8,893 and $9,062, respectively, remained on the balance sheet for all associated fees.

These Senior Notes represent the senior unsecured obligations of Harry & David Operations Corp., a wholly owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of its covenants at June 24, 2006.

In connection with the Acquisition, the Company issued $155,000 of long-term debt. Associated with this issuance the Company was required to pay $7,988 from the debt proceeds to the underwriters upon consummation of the financing. The Company accounted for the reduction in the proceeds as a discount on the issuance in accordance with EITF Issue No. 00-27, Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments. This amount was amortized to interest expense using the effective-interest method over the term of the debt. On February 25, 2005, the Company repaid the term loan in full, and the remaining associated debt discount of $6,858 was charged to interest expense in connection with this debt extinguishment.

Interest expense

The components of interest expense are as follows:

	Successor		Predecessor
	Year ended June 24, 2006	Year ended June 25, 2005	Period from June 17, 2004 to June 26, 2004	Period from March 28, 2004 to June 16, 2004	Year ended March 27, 2004
Interest expense on debt	$23,510	$18,941	$464	$23	$564

Amortization of deferred financing costs	2,473	2,991	73	—	—
Write-off of deferred financing costs	—	7,956	—	—	—
Early termination fee	—	4,650	—	—	—
Commitment fees	712	899	31	—	—

Total interest costs	26,695	35,437	568	23	564
Less amounts capitalized	(236)	(86)	(3)	(2)	(153)

Net interest expense	$26,459	$35,351	$565	$21	$411

10. BENEFIT PROGRAMS

Pension Plans

Prior to June 17, 2004, the Predecessor participated in YCI’s multi-employer pension plan, which provided defined pension benefits to substantially all non-union employees. The Predecessor’s allocated portion of the net periodic pension cost charged to expense was $1,140 and $5,422, for the 12 weeks ended June 16, 2004 and the fiscal year ended March 27, 2004, respectively.

In conjunction with the 2004 Acquisition, the pension assets and liabilities relating to the Company’s employees were transferred to a new mirror pension plan adopted by the Company. The Company is required to maintain this pension plan for a period of 36 months following the date of the 2004 Acquisition (June 17, 2004). Due to the change in control, all employees on June 17, 2004, are entitled to a vested benefit in the event such employees become eligible to participate in the qualified pension plan. The Company’s new defined benefit pension plan covers substantially all non-union employees of the Company, including those hired after June 17, 2004. Benefits under the plan are generally based on the employee’s compensation level and years of service. Benefits fully vest after five years of qualifying service. The plan was underfunded at the time of the 2004 Acquisition. The required level of funding of this plan changes each year depending on the funding status of the plan and the annual actuarial valuation report provided by our actuaries.

We currently expect the first significant cash funding contribution in connection with our obligations under this new mirror pension plan to be in fiscal 2007. However, the timing of the contribution is subject to a number of factors and uncertainties and could change. Subsequent to fiscal 2006, the Company has frozen the benefits provided under its qualified and non-qualified defined benefit pension plans, effective June 30, 2007. For additional information, see Note 22 – Subsequent Event.

Additionally, the Company has a non-qualified unfunded excess benefit plan. Under this plan, certain key employees are entitled to receive additional pension benefits from the Company. These benefits mainly consist of the difference between the benefits they would have received under the qualified pension plan in the absence of the limitations imposed on benefits by the Internal Revenue Code and the amount they will actually receive subject to such limitations. Subsequent to fiscal 2006, the Company has frozen the benefits provided under its qualified and non-qualified defined benefit pension plans, effective June 30, 2007. For additional information, see Note 22 – Subsequent Event.

At June 24, 2006 and June 25, 2005, the accumulated benefit obligations of both the defined benefit and excess benefit plans were in excess of their respective plan assets; however, no additional minimum liability adjustment is required as the Company’s accrued benefit liability exceeds the unfunded accumulated benefit obligations at these dates. The combined accumulated benefit obligation at June 24, 2006 and June 25, 2005 for both plans was $46,585 and $45,084, respectively. The Company contributed $881 to its pension plans in fiscal 2006 and expects to contribute approximately $6,025 to its pension plans in fiscal 2007.

The following table sets forth combined information regarding the Company’s qualified benefit and excess benefit plans as of June 24, 2006 and June 25, 2005. The measurement dates used in accumulating such information were June 30, 2006 and March 31, 2005, respectively. The Company changed its measurement date in fiscal 2006 to correspond to its change in fiscal year-end. There was no material impact on the Company’s recorded pension liability or pension expense as a result of this change.

Change in projected benefit obligation	June 24, 2006	June 25, 2005
Benefit obligation, beginning of period	$64,011	$64,901
Service cost	4,560	4,348
Interest cost	3,702	3,866
Amendments	—	180
Actuarial gain/loss	291	(1,211)
Benefits paid	(8,056)	(8,075)
Settlement	—	2

Benefit obligation, end of period	$64,508	$64,011

Reconciliation of funded status	June 24, 2006	June 25, 2005
Funded status	$(32,616)	$(29,391)
Unrecognized net gain	(3,175)	(1,770)
Unrecognized prior service costs	170	179

Accrued benefit liability	$(35,621)	$(30,982)

Change in plan assets	June 24, 2006	June 25, 2005
Fair value of plan assets, beginning of period	$34,620	$36,864
Actual return on plan assets	4,447	3,690
Company contribution	881	2,141
Benefits paid	(8,056)	(8,075)

Fair value of plan assets, end of period	$31,892	$34,620

Components of pension expense	Year Ended June 24, 2006	Year Ended June 25, 2005	Period from June 17, 2004 to June 26, 2004
Service cost	$4,560	$4,141	$207
Interest cost	3,702	3,866	—
Expected return on assets	(2,751)	(3,075)	—
Prior service cost amortization	9	2	—
Settlement	—	(55)	—

	$5,520	$4,879	$207

Weighted-average assumptions	June 24, 2006	June 25, 2005	June 26, 2004
Discount rate	6.3%	6.0%	6.3%
Expected return on plan assets	8.5%	8.5%	9.0%
Rate of compensation increase	3.0%	3.0%	3.0%

Expected benefit payments related to the Company’s qualified pension plan are $2,756, $3,717, $3,038, $3,443 and $3,281 for fiscal years 2007, 2008, 2009, 2010, and 2011, respectively, and $18,402 for the five years thereafter.

The Company’s asset allocation strategy is designed to balance the objectives of achieving the asset return assumption consistently over the long-term while minimizing the volatility of the plan’s funded status and the Company’s pension expense. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification. The asset allocation for the Company’s qualified pension plan follows:

	Allocation percentage at June 24, 2006	Allocation percentage at June 30, 2005	Allocation percentage at June 26, 2004
By asset category:
Equity securities	69%	59%	48%
Debt securities	20	19	21
Real estate	11	12	6
Other	0	10	25

Total	100%	100%	100%

Post-retirement plan

The Company sponsors a post-retirement plan which currently covers four eligible participants and will be covering three additional participants once they become eligible. The Company funds benefits as they occur. At June 24, 2006 and June 25, 2005, the Company has accrued $159 and $144, respectively, as its estimated liability under this plan. There are no plan assets at either date. Expense related to the plan totaled $14, $14 and $0, respectively, for the fiscal years ended June 24, 2006 and June 25, 2005, and the 10 days ended June 26, 2004.

401(k) plan

Our eligible non-union employees, including management, are eligible to participate in the Bear Creek Corporation 401(k) Retirement Savings Plan, a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Under the plan, we provide matching contributions equal to 100% of the participant’s contributions for the first 3% of the participant’s earnings, and 50% of the participant’s contributions for the next 2% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s earnings that may be taken into account (for 2006, this limit is $220,000). Participants who were employed by Harry & David Operations Corp. or YCI prior to the 2004 Acquisition were fully vested in their 401(k) account balances and such account balances in the YCI 401(k) Retirement Savings Plan were transferred to the Bear Creek Corporation Retirement 401(k) Savings Plan in connection with the 2004 Acquisition.

The Company’s and Predecessor’s contributions to the 401(k) savings plans were $2,385, $2,415, $24, $421, and $1,754 for the Successor fiscal years ended June 24, 2006 and June 25, 2005, the Successor period ended June 26, 2004, the Predecessor period ended June 16, 2004, and the Predecessor fiscal year ended March 27, 2004, respectively.

Incentive compensation plans

The Company has a bonus plan for eligible salaried and key employees. Benefits under this plan are generally based on various performance standards and are payable currently. The Predecessor had a similar plan. For the Successor fiscal years ended June 24, 2006 and June 25, 2005, and the Successor period ended June 26, 2004, total expense was $0, $3,151, and $0, respectively. No expense under this plan was recorded for the Predecessor period ended June 16, 2004, and the Predecessor fiscal year ended March 27, 2004.

Deferred compensation plans

All of our compensation plans that are subject to Section 409A of the Internal Revenue Code are intended to comply with such law. Should a plan be determined not to comply, however, we are not responsible for any additional tax or interest imposed on any employee.

Liquidity Event Award Program

In conjunction with the 2004 Non-Qualified Stock Option Plan, the Company established a contingent deferred compensation program (the “Liquidity Event Award Program”) in February 2005 for eligible executives based on the pro rata employee ownership of stock options. Payment of the award is contingent upon the aggregate return of net cash proceeds to Wasserstein and Highfields of $165,200, the availability of unrestricted cash balance greater than or equal to the total Liquidity Event Award amount, and the occurrence of a qualified change in control of the Company. Management has calculated the maximum potential future payout under this program to be approximately $6,200. Due to the level of uncertainty related to the realization of an award under this program, the Company has not recorded a liability associated with this program at June 24, 2006, or any expense during the associated periods.

Other employee benefits

Certain members of the Company’s management are covered by agreements that provide for, among other things, salaries, bonuses, fringe benefits, and severance and other benefits upon voluntary and involuntary termination of employment or change in control of the Company. As stated above, under the incentive compensation plan, there were no bonus payouts in 2006; however, other incentive compensation of $275 was accrued to satisfy the provisions of certain management employment agreements.

Self-insured liabilities

The Company is primarily self-insured for employee health benefits. Estimated costs of these self-insurance programs are accrued at the undiscounted value of projected settlements for known and anticipated claims incurred. These liabilities, totaling $2,955 and $3,086 at June 24, 2006, and June 25, 2005, respectively, are classified within accrued payroll and benefits.

11. INCOME TAXES

The components of the Company’s provision (benefit) for income taxes are as follows:

	Successor			Predecessor
	Year ended June 24, 2006	Year ended June 25, 2005	Period from June 17, 2004 to June 26, 2004	Period from March 28, 2004 to June 16, 2004	Year ended March 27, 2004
Net income (loss) before taxes	$(9,624)	$(5,934)	$(2,305)	$(25,808)	$18,935
Current:
Federal	80	(22,268)	—	22,322	7,497
State	252	—	—	5,336	1,731
Foreign	(21)	—	—	—	—

	311	(22,268)	—	27,658	9,228
Deferred:
Federal	(1,105)	19,295	(742)	(30,716)	(872)
State	883	1,362	(185)	(7,418)	(258)

	(222)	20,657	(927)	(38,134)	(1,130)

Provision (benefit) for income taxes	$89	$(1,611)	$(927)	$(10,476)	$8,098

The Company’s effective tax rate differed from the federal statutory income tax rate as follows:

	Successor			Predecessor
	Year ended June 24, 2006	Year ended June 25, 2005	Period from June 17, 2004 to June 26, 2004	Period from March 28, 2004 to June 16, 2004	Year ended March 27, 2004
Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State tax rate, net of federal tax effect	1.6	(0.8)	5.2	5.2	5.1
Cumulative effect of state tax rate change	7.7	0.0	0.0	0.0	0.0
Valuation allowance	(39.0)	(13.4)	0.0	0.0	0.0
Other	(6.2)	6.4	0.0	0.4	2.7

Effective tax rate	(0.9)%	27.2%	40.2%	40.6%	42.8%

In fiscal year 2006, the effective tax rate decreased significantly primarily due to the additional valuation allowance of $3,748 offset by the cumulative effect of a state effective tax rate change of $741. This cumulative adjustment was the result of refinements in our estimates of state statutory tax rates and the applicable apportionment factors being applied to the deferred tax items. In fiscal year 2005, a valuation allowance of $797 was established, significantly reducing the effective tax rate compared to previous periods.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	June 24, 2006	June 25, 2005
Deferred tax assets:
Reserve for future liabilities	$(4,655)	$(5,582)
Pension	(13,504)	(14,226)
Inventories	(2,871)	(1,941)
Net operating loss carryforwards	(14,704)	(6,386)
Tax credits	(142)	—
Other	(2,875)	(2,659)

	(38,751)	(30,794)
Valuation allowance	4,545	797

Total deferred tax assets	(34,206)	(29,997)

Deferred tax liabilities:
Deferred income	26,658	16,676
Depreciation and amortization	18,119	18,645
Growing crops	5,186	11,402
Catalog costs	1,392	1,532

Total deferred tax liabilities	51,355	48,255

Total net deferred tax liabilities	$17,149	$18,258

At June 24, 2006, the Company has deferred tax assets, approximately $11,391 relating to federal net operating loss carryforwards and approximately $3,313 relating to various state net operating loss carryforwards, which expire under current statute between 2007 and 2025. Utilization of the net operating loss carryforwards may be subject to limitations attributable to the change in ownership of the Company in June 2004 (see Note 2 – Change in Ownership) and other limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. These limitations may result in the expiration of the net operating losses before utilization.

The Company routinely reviews the future realization of tax assets based projected future reversal of taxable temporary differences, available tax planning strategies and the projected future taxable income. The Company has generated net operating loss carryforwards and other deferred tax assets in certain tax jurisdictions where a history of earnings has not been established and therefore an uncertainty exists that future taxable income will be generated in amounts sufficient to fully utilize such deferred tax assets. As of June 24, 2006, the Company believes that a valuation allowance of $4,545 is required to reduce the related deferred tax assets to an amount that is more likely than not to be realized, reflecting an increase of $3,748 over the initial valuation allowance of $797 at June 25, 2005. This increase was due primarily to continued taxable losses which caused a change in judgment about the realizability of certain state NOLs.

In October 2004, the American Jobs Creation Act, or the (“Jobs Act”), was signed into law. The Jobs Act provides a special deduction with respect to the income of certain U.S. manufacturing activities. The Jobs Act provides that this deduction is effective with the Company’s tax year ending November 2006, which ends within the Company’s fiscal year ending June 2007. The benefit of such provisions will be phased in during tax years November 2006 through November 2011. The Company is in the process of determining the amount of benefit that will be recognized.

12. LEASES

The Company leases certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging from 3 to 20 years. Certain leases for equipment contain purchase options and renewal options. In addition to minimum rental payments, certain of the Company’s retail store leases require the Company to make contingent rental payments, which are typically structured as either minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a negotiated threshold of sales after which a percent of sales is paid to the landlord. Extra payments such as common area maintenance and property taxes are also required on certain leases. Such contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable.

Total rental expense for all operating leases was as follows:

	Successor			Predecessor
	Year ended June 24, 2006	Year ended June 25, 2005	Period from June 17, 2004 to June 26, 2004	Period from March 28, 2004 to June 16, 2004	Year ended March 27, 2004
Minimum rent expense	$23,620	$25,665	$779	$4,140	$24,326
Contingent rent expense	273	172	(15)	3	247

Total rent expense	$23,893	$25,837	$764	$4,143	$24,573

The aggregate future minimum annual rental payments under non-cancelable operating leases in effect at June 24, 2006, were as follows for the following fiscal years:

2007	$17,411
2008	14,538
2009	13,185
2010	9,924
2011	7,678
Thereafter	14,696

Total	$77,432

13. STOCK OPTION PLAN

Prior to June 17, 2004, the Predecessor had no outstanding stock options or stock-based compensation plans. In February 2005, the Company adopted a Non-Qualified Stock Option Plan (the Plan). The Plan provides for the grant of incentive stock options and non-qualified stock options, exercisable for shares of the Company’s common stock. A total of 100,000 shares of the Company’s common stock are available for option grants under the Plan. The Company has granted options to purchase 81,081 shares of the Company’s common stock to certain members of senior management under the Plan, and 2,500 shares to a non-employee consultant. These options were granted with an exercise option price of $82.60 per share. The options will vest and become exercisable 20% on each of June 17, 2005 and June 17, 2006, and 5% quarterly thereafter through June 17, 2009, provided that the holder of such options is an employee of, or consultant to, the Company on the vesting date. Vesting of all options will accelerate upon a termination of employment without cause within the year following a change of control of the Company as defined in the relevant option agreements. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under the Plan expire ten years after the grant date.

The Plan is administered by the Company’s board of directors or a committee of such board. Options may be exercised only to the extent they have vested. In case of termination of employment or other service by reason of death, disability, or normal or early retirement, or in the case of hardship or other special circumstances of an optionee holding options that have not vested, the administrator of the Plan may, in its sole discretion, accelerate the time at which such option may be exercised. The option agreement for any grant may provide for a share repurchase right or right of first refusal in favor of the Company upon the occurrence of certain specified events. Any repurchase of such shares is to be made by the Company at the fair value at the time of the repurchase.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

Fiscal years ended June 24, 2006 and June 25, 2005
Expected volatility (1)	44.97%
Expected dividends	$0
Expected term (in years) (2)	4.3 years
Risk-free rate (3)	4.12%

(1)	Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies.
(2)	The expected term of options granted is derived from the time between initial grant and date of final vesting, as is a customary assumption for stock options in private equity-controlled companies.
(3)	The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Plan for the fiscal years ended June 24, 2006 and June 25, 2005 is presented below:

Options	Option shares	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding at June 26, 2004	—	—	—
Granted	83,581	$82.60	9.0 years
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at June 25, 2005	83,581	$82.60	9.0 years
Granted	—	—	—
Exercised	(19,929)	82.60	—
Forfeited	(275)	82.60	—

Outstanding at June 24, 2006	63,377	$82.60	8.0 years

The weighted-average grant-date fair value of options issued in fiscal year June 25, 2005 was $82.60. Of the 63,377 options outstanding at June 24, 2006, 13,448 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 8.0 years. The total value of all options outstanding at June 24, 2006 was $1,904.

A summary of the status of the Company’s nonvested option shares for the fiscal years ended June 24, 2006 and June 25, 2005 is presented below:

Nonvested option shares	Weighted-average option shares	Estimated grant-date fair value of options
Outstanding at June 26, 2004	—	—
Granted options	83,581	$30.04
Vested	(16,716)	—
Forfeited	—	—

Outstanding at June 25, 2005	66,865	$30.04
Granted options	—	—
Vested	(16,716)	—
Forfeited	(275)	30.04

Outstanding at June 24, 2006	49,874	$30.04

For the fiscal years ended June 24, 2006 and June 25, 2005, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $444 and $502, respectively. The total tax benefit recognized for these periods was $177 and $202, respectively. As of June 24, 2006 and June 25, 2005, there remained a total of $1,565 and $2,009 of total unrecognized pre-tax compensation cost related to nonvested share-based compensation arrangements granted under the Plan, respectively. That cost is recognized over a weighted-average period of 3 years. An assumption of a 10% forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized. Cash received from options exercised under the share-based payment arrangement for the years ended June 24, 2006 and June 25, 2005, was $1,646 and $0, respectively. The Company realized no tax benefit realized from the exercise of the options because the exercise price equaled the grant price.

14. STOCKHOLDERS’ EQUITY (DEFICIT)

During the fiscal year ended June 24, 2006, the Company recorded and paid a cash dividend of $2,600 to its stockholders.

The Company is limited by both its borrowing arrangements and state law in the amount of dividends that may be paid. At June 24, 2006 no dividends could be declared under state law.

15. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period, as follows:

	Successor			Predecessor
	Year ended June 24, 2006	Year ended June 25, 2005	Period from June 17, 2004 to June 26, 2004	Period from March 28, 2004 to June 16, 2004	Year ended March 27, 2004
Net income (loss)	$(9,713)	$(4,323)	$(1,378)	$(15,332)	$10,837
Adjustments to net income (loss)	—	—	—	—	—

Net income (loss) available to common stockholders	$(9,713)	$(4,323)	$(1,378)	$(15,332)	$10,837

Weighted average common shares outstanding	1,013,650	1,000,000	1,000,000	1,000	1,000

Basic and diluted earnings (loss) per share	$(9.58)	$(4.32)	$(1.38)	$(15,332)	$10,837

Options with an exercise price greater than or equal to the estimated fair market value per common share were 63,377 and 83,581 for the fiscal years ended June 24, 2006 and June 25, 2005, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

16. SEGMENT REPORTING

The Company has three reportable segments, Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins. The Harry and David Direct Marketing segment markets premium gift-quality fruit, gourmet food products and gifts under the Harry and David® brand through the Harry and David catalog, Internet (harryanddavid.com), business-to-business and consumer telemarketing operations. The Harry and David Stores segment sells similar products through retail locations (outlet stores, specialty stores and a Country Village store). The Jackson & Perkins segment markets horticultural products and gifts under the Jackson & Perkins® brand through the Jackson & Perkins catalog, Internet (jacksonandperkins.com), consumer telemarketing and wholesale operations. These reportable segments are strategic business units that offer similar products. They are managed separately because the business units utilize distinct marketing strategies. Performance of business units is evaluated considering revenue growth achieved and potential profitability, contribution to other units and capital investment requirements. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting polices. Transactions between reportable segments are generally recorded at cost. Other assets include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, deferred income taxes, third-party and intercompany debt and other corporate long-lived assets, including manufacturing facilities. Business units not required to be disclosed separately for segment reporting purposes are grouped in “Other” and include Harry and David wholesale, commercial sales of non-gift-quality fruit and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services and administrative and marketing support functions.

The following table presents key financial statement data by segment for the periods indicated:

	Harry and David Direct Marketing	Harry and David Stores	Jackson & Perkins	Other	Total
Fiscal 2006 (Successor)
Net external sales	$369,815	$132,143	$73,820	$22,426	$598,204
Net intersegment sales	(144,947)	(28,772)	(8,178)	181,897	—
Depreciation and amortization expense	1,726	2,716	1,207	13,327	18,976
Operating income (loss)	29,230	(3,535)	(11,477)	2,047	16,265
Net interest (income) expense	6	(4)	—	24,677	24,679
Pre-tax income (loss)	30,007	(3,387)	(11,446)	(24,798)	(9,624)
Net income (loss)	30,303	(3,419)	(11,551)	(25,046)	(9,713)
Capital expenditures	—	3,697	289	13,677	17,663
Total assets	36,320	33,984	48,408	236,636	355,348

Fiscal 2005 (Successor)
Net external sales	$349,577	$130,008	$75,529	$11,152	$566,266
Net intersegment sales	(128,845)	(29,328)	(9,193)	167,366	—
Depreciation and amortization expense	1,910	1,797	984	10,927	15,618
Operating income (loss)	36,860	(2,915)	(2,759)	(2,973)	28,213
Net interest (income) expense	1	(1)	—	34,417	34,417
Pre-tax income (loss)	36,860	(2,925)	(2,759)	(37,110)	(5,934)
Net income (loss)	20,943	(2,194)	(1,644)	(21,428)	(4,323)
Capital expenditures	—	2,868	250	11,565	14,683
Total assets	28,265	33,468	51,111	231,939	344,783

Ten days ended June 26, 2004 (Successor)
Net external sales	$4,830	$2,549	$103	$182	$7,664
Net intersegment sales	(1,568)	(191)	(13)	1,772	—
Depreciation and amortization expense	77	69	23	280	449
Operating (loss)	(797)	(566)	(317)	(61)	(1,741)
Net interest (income) expense	(4)	(3)	(2)	573	564
Pre-tax (loss)	(793)	(564)	(315)	(633)	(2,305)
Net income (loss)	2,625	598	719	(5,320)	(1,378)
Capital expenditures	—	—	—	247	247

Twelve weeks ended June 16, 2004 (Predecessor-restated)
Net external sales	$27,706	$18,045	$15,206	$888	$61,845
Net intersegment sales	(15,091)	(2,836)	(2,546)	20,473	—
Depreciation and amortization expense	92	942	449	4,571	6,054
Operating (loss)	(16,377)	(6,048)	(3,119)	(251)	(25,795)
Net interest (income) expense	(1)	1	—	13	13
Pre-tax (loss)	(16,391)	(6,049)	(3,118)	(250)	(25,808)
Net income (loss)	(12,224)	(4,289)	(2,617)	3,798	(15,332)
Capital expenditures	—	26	51	1,960	2,037

Fiscal 2004 (Predecessor-restated)
Net external sales	$314,139	$119,991	$79,854	$8,178	$522,162
Net intersegment sales	(116,078)	(29,476)	(9,284)	154,838	—
Depreciation and amortization expense	438	4,745	2,086	10,147	17,416
Operating income (loss)	25,371	(10,278)	(284)	(304)	14,505
Net interest (income) expense	192	73	112	—	377
Pre-tax income (loss)	29,672	(10,162)	(271)	(304)	18,935
Net income (loss)	17,044	(5,748)	(154)	(305)	10,837
Capital expenditures	—	606	137	15,183	15,926

17. RELATED-PARTY TRANSACTIONS

In fiscal 2004, YCI recognized a gain on the demutualization of life insurance stock in the amount of $1,414. Since this gain on the receipt of stock was attributable to life insurance provided to all employees of YCI and its subsidiaries, an allocation of $1,032 of the gain was made to the Predecessor based on the relative headcount of qualified employees. This amount is reflected in other income.

YCI performed certain management support services for the Predecessor including information technology, accounting, payroll, benefits, tax and treasury services, security, and executive management, and charged these expenses and other central operating costs to the Predecessor. YCI also charged the Predecessor an allocation of the depreciation and amortization expense associated with the information technology assets transferred to YCI at the beginning of fiscal 2003.

As part of the 2004 Acquisition, YCI transferred many of these centralized services and assets and the associated personnel back to the Predecessor. The ongoing operating costs for these transferred assets and personnel have exceeded historical cost allocations. In fiscal 2005, the transfer back (excluding the non-cash depreciation and amortization expenses associated with the information technology assets), resulted in an increase of $6.7 million in annual expenses over the non-cash corporate charge we were assessed by YCI in fiscal 2004. These incremental stand-alone costs have been fully offset by annual cost savings primarily due to a reduction in force that began in August 2004.

A summary of amounts included in selling, general, and administrative expense in the accompanying consolidated statements of operations as charges (credits) related to these services is as follows:

	Period from March 28, 2004 to June 16, 2004	Year ended March 27, 2004
Charges for information technology services provided by YCI	$7,248	$35,993
Charges for executive management and support services provided by YCI	2,805	14,079

	$10,053	$50,072

Reimbursements from affiliates for product fulfillment and distribution services provided by the Company	$(6)	$(33)
Call center services	(649)	(2,893)
Reimbursements from affiliates for consulting and other services provided by the Company	(350)	(695)

	$(1,005)	$(3,621)

In connection with the 2004 Acquisition, the Company entered into an agreement with its shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During fiscal years 2006 and 2005, the Company paid $1,000 and $1,094, respectively, in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

On February 28, 2005, the Company paid a $82,600 return of capital to stockholders of record as of that date. The distribution was made from the proceeds of the issuance of $245,000 aggregate principal of Senior Notes.

On October 28, 2005, the Company paid a $2,600 cash dividend to Wasserstein who further distributed the funds to other stockholders of record as of that date.

On June 13, 2005, the Company assigned to its stockholders of record as of that date, Wasserstein and Highfields, the right to receive a post closing payment from YCI associated with a tax agreement included within the Stock

Purchase Agreement. This payment was estimated to be approximately $16,400 as of June 25, 2005. Effective as of September 16, 2005, Wasserstein and Highfields further assigned a portion of the YCI payment to our other stockholders of record as of that date, all of whom are or were members of the Company’s management. On September 16, 2005, in accordance with the original assignment, YCI paid $16,400 to Wasserstein and Highfields, who subsequently in turn paid the other stockholders. This transaction was accounted for as a non-cash dividend.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain quarterly income statement information of the Company for the fiscal years ended June 24, 2006 and June 25, 2005. The Company reports results using a fiscal quarter method whereby each quarter is reported as a Saturday in September (Q1), December (Q2), March (Q3) or June (Q4) of the twelve or thirteen week period based on a 52/53 week year.

Dollars in thousands, except per share amounts

	2006
	Q1	Q2	Q3	Q4	Total
Net sales	$57,723	$362,392	$94,583	83,506	$598,204
Cost of goods sold	42,756	185,211	72,445	56,689	357,101
Gross margin	14,967	177,181	22,138	26,817	241,103
Income (loss) from operations	(24,819)	90,402	(24,945)	(24,373)	16,265
Interest expense, net	6,351	6,948	5,695	5,685	24,679
Other (income) expense	—	2,180	(1,714)	744	1,210
Net income (loss)	$(17,266)	$49,057	$(19,546)	$(21,958)	$(9,713)
Net income (loss) per share, basic and diluted (1)	$(17.11)	$48.34	$(19.26)	$(21.63)	$(9.58)

	2005
	Q1	Q2	Q3	Q4	Total
Net sales	$53,710	$334,938	$103,660	$73,958	$566,266
Cost of goods sold	38,189	160,180	69,596	51,811	319,776
Gross margin	15,521	174,758	34,064	22,147	246,490
Income (loss) from operations	(21,519)	92,046	(16,655)	(25,659)	28,213
Interest expense, net	4,958	4,980	18,606	5,873	34,417
Other (income) expense	—	(302)	33	(1)	(270)
Net income (loss)	$(20,706)	$69,636	$(28,108)	$(25,145)	$(4,323)
Net income (loss) per share, basic and diluted (1)	$(20.71)	$69.64	$(28.11)	$(25.14)	$(4.32)

(1)	The sum of the quarterly per share amounts will not necessarily equal the annual net earnings per share as each quarter is calculated independently.

19. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses	Deductions		Balance at end of period
Succecessor
Year ended June 24, 2006
Allowance for doubtful accounts	150	321	(391	)(a)	80
Allowance for sales returns	555	5,539	(5,530	)(b)	564
Reserve for excess and obsolete inventories	2,817	3,515	(1,528	)(c)	4,804

Year ended June 25, 2005
Allowance for doubtful accounts	529	295	(674	)(a)	150
Allowance for sales returns	626	8,527	(8,598	)(b)	555
Reserve for excess and obsolete inventories	3,265	4,207	(4,655	)(c)	2,817

Period from June 17, 2004 to June 26, 2004
Allowance for doubtful accounts	529	5	(5	)(a)	529
Allowance for sales returns	619	147	(140	)(b)	626
Reserve for excess and obsolete inventories	3,266	(629)	628	(c)	3,265

Predecessor
Period from March 28, 2004 to June 16, 2004
Allowance for doubtful accounts	438	184	(93	)(a)	529
Allowance for sales returns	464	1,929	(1,774	)(b)	619
Reserve for excess and obsolete inventories	4,126	107	(967	)(c)	3,266

Year ended March 27, 2004
Allowance for doubtful accounts	360	703	(625	)(a)	438
Allowance for sales returns	585	6,110	(6,231	)(b)	464
Reserve for excess and obsolete inventories	3,784	6,632	(6,290	)(c)	4,126

(a)	Uncollectible amounts written off, net of recoveries.
(b)	Returns charged against the allowance.
(c)	Obsolete and excess inventories charged against the reserve.

20. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Harry & David Operations Corp. issued $70,000 of Senior Floating Rate Notes due 2012 and $175,000 of Senior Fixed Rate Notes due 2013 (collectively, the “Senior Notes”) in February 2005 (see Note 9 – Borrowing Arrangements). In connection with Harry & David Operations Corp.’s completed exchange in December 2005 of the Senior Notes for an equal principal amount of such notes registered under the Securities Act of 1933, the following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry & David Operations Corp. (the subsidiary issuer), (iii) Harry & David Holdings, Inc. (guarantor) and subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of June 24, 2006 and June 25, 2005 and for the fiscal years then ended. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors. The Company has not presented separate financial information for each of the subsidiary guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

Condensed Consolidating Balance Sheet

As of June 24, 2006

(Successor)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$463	$7,427	$15,912	$—	$23,802
Trade accounts receivable, net	—	—	8,926	—	8,926
Other receivables	—	358	2,701	—	3,059
Inventories, net	—	—	74,117	—	74,117
Prepaid catalog expenses	—	—	3,066	—	3,066
Income taxes receivable	259	—	297	—	556
Other current assets	—	2,317	8,244	—	10,561

Total current assets	722	10,102	113,263	—	124,087

Fixed assets, net	—	24,522	149,488	—	174,010
Intangibles, net	—	—	32,657	—	32,657
Investment in subsidiaries	84,005	158,676	—	(242,681)	—
Deferred financing costs, net	—	14,813	—	—	14,813
Deferred income taxes	—	—	—	9,293	9,293
Other assets	—	290	198	—	488

Total assets	$84,727	$208,403	$295,606	$(233,388)	$355,348

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$7,481	$18,974	$—	$26,455
Accrued payroll and benefits	—	3,524	11,371	—	14,895
Deferred revenue	—	—	17,188	—	17,188
Deferred income taxes	14	(7,519)	33,947	—	26,442
Accrued interest	—	5,604	—	—	5,604
Other accrued liabilities	—	921	10,553	—	11,474

Total current liabilities	14	10,011	92,033	—	102,058

Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	35,621	—	35,621
Deferred income taxes	(196)	(3,648)	(5,449)	9,293	—
Intercompany debt	185,132	(230,985)	45,853	—	—
Other long-term liabilities	—	—	3,119	—	3,119

Total liabilities	184,950	20,378	171,177	9,293	385,798

Stockholders’ equity (deficit):
Common stock	10	1	100	(101)	10
Additional paid-in capital	(80,425)	221,440	105,519	(242,580)	3,954
Retained earnings (accumulated deficit)	(19,808)	(33,416)	18,810	—	(34,414)

Total stockholders’ equity (deficit)	(100,223)	188,025	124,429	(242,681)	(30,450)

Total liabilities and stockholders’ equity (deficit)	$84,727	$208,403	$295,606	$(233,388)	$355,348

20. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheet

As of June 25, 2005

Successor

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,405	$13,731	$9,718	$—	$24,854
Trade accounts receivable, net	—	3	8,431	—	8,434
Other receivables	165	(15,455)	17,315	—	2,025
Inventories, net	—	—	68,660	—	68,660
Prepaid catalog expenses	—	—	2,560	—	2,560
Income taxes receivable	—	—	—	247	247
Other current assets	—	1,724	5,747	—	7,471

Total current assets	1,570	3	112,431	247	114,251

Fixed assets, net	—	24,366	152,345	—	176,711
Intangibles, net	—	—	35,084	—	35,084
Investment in subsidiaries	84,005	158,578	—	(242,583)	—
Deferred financing costs, net	(3,214)	17,483	—	—	14,269
Deferred income taxes	—	—	—	3,840	3,840
Other assets	—	278	350	—	628

Total assets	$82,361	$200,708	$300,210	$(238,496)	$344,783

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$5,738	$13,021	$—	$18,759
Accrued payroll and benefits	—	4,335	11,608	—	15,943
Income taxes payable	—	(20,024)	19,777	247	—
Deferred revenue	—	—	15,002	—	15,002
Deferred income taxes	154	(13,508)	35,452	—	22,098
Interest	—	5,939	1	—	5,940
Accrued restructuring costs	—	869	1,355	—	2,224
Other accrued liabilities	—	—	6,996	—	6,996
Notes payable	—	268	—	—	268

Total current liabilities	154	(16,383)	103,212	247	87,230

Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	30,982	—	30,982
Deferred income taxes	(1,436)	(9,407)	7,003	3,840	—
Intercompany debt	182,961	(234,996)	52,035	—	—
Other long-term liabilities	—	—	1,798	—	1,798

Total liabilities	181,679	(15,786)	195,030	4,087	365,010

Stockholders’ equity (deficit):
Common stock	—	11	3	(4)	10
Additional paid-in capital	532	221,024	105,518	(325,210)	1,864
Retained earnings (accumulated deficit)	(99,850)	(4,541)	(341)	82,631	(22,101)

Total stockholders’ equity (deficit)	(99,318)	216,494	105,180	(242,583)	(20,227)

Total liabilities and stockholders’ equity (deficit)	$82,361	$200,708	$300,210	$(238,496)	$344,783

20. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations

For the year ended June 24, 2006

(Successor)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$—	$796,285	$(198,081)	$598,204

Costs and expenses:
Cost of goods sold	—	—	555,182	(198,081)	357,101
Selling, general and administrative	—	—	224,838	—	224,838

	—	—	780,020	(198,081)	581,939

Operating income	—	—	16,265	—	16,265

Other (income) expense:
Interest income	(12)	—	(1,768)	—	(1,780)
Interest expense	—	26,431	28	—	26,459
Other (income) expense	—	2,180	(970)	—	1,210

	(12)	28,611	(2,710)	—	25,889

Income (loss) before provision (benefit) for income taxes	12	(28,611)	18,975	—	(9,624)
Provision (benefit) for income taxes	—	264	(175)	—	89

Net income (loss)	$12	$(28,875)	$19,150	$—	$(9,713)

Condensed Consolidating Statement of Operations

For the year ended June 25, 2005

(Successor)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$—	$751,348	$(185,082)	$566,266

Costs and expenses:
Cost of goods sold	1	—	504,857	(185,082)	319,776
Selling, general and administrative	1	2,426	215,850	—	218,277

	2	2,426	720,707	(185,082)	538,053

Operating income (loss)	(2)	(2,426)	30,641	—	28,213

Other (income) expense:
Interest income	—	(23)	(911)	—	(934)
Interest expense	1,291	33,511	550	(1)	35,351
Other (income) expense	—	(279)	9	—	(270)

	1,291	33,209	(352)	(1)	34,147

Income (loss) before provision (benefit) for income taxes	(1,293)	(35,635)	30,993	1	(5,934)
Provision (benefit) for income taxes	(515)	(14,755)	13,659	—	(1,611)

Net income (loss)	$(778)	$(20,880)	$17,334	$1	$(4,323)

20. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations

For the period from June 17, 2004 to June 26, 2004

(Successor)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$—	$9,592	$(1,928)	$7,664

Costs and expenses:
Cost of goods sold	—	—	7,310	(1,928)	5,382
Selling, general and administrative	—	(28)	4,051	—	4,023

	—	(28)	11,361	(1,928)	9,405

Operating income (loss)	—	28	(1,769)	—	(1,741)

Other (income) expense:
Interest income	—	(1)	—	—	(1)
Interest expense	74	503	(12)	—	565

	74	502	(12)	—	564

Loss before provision (benefit) for income taxes	(74)	(474)	(1,757)	—	(2,305)
Provision (benefit) for income taxes	(32)	5,325	(6,220)	—	(927)

Net income (loss)	$(42)	$(5,799)	$4,463	$—	$(1,378)

Condensed Consolidating Statement of Operations

For the period from March 28, 2004 to June 16, 2004

(Predecessor)

	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$83,039	$(21,194)	$61,845

Costs and expenses:
Cost of goods sold	—	67,346	(21,194)	46,152
Selling, general and administrative	38	41,450	—	41,488

	38	108,796	(21,194)	87,640

Operating loss	(38)	(25,757)	—	(25,795)

Other (income) expense:
Interest income	(8)	—	—	(8)
Interest expense	8	13	—	21

	—	13	—	13

Loss before income taxes	(38)	(25,770)	—	(25,808)
Benefit for income taxes	(4,651)	(5,825)	—	(10,476)

Net income (loss)	$4,613	$(19,945)	$—	$(15,332)

20. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations

For the year ended March 27, 2004

(Successor)

	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$698,464	$(176,302)	$522,162

Costs and expenses:
Cost of goods sold	—	472,008	(176,302)	295,706
Selling, general and administrative	—	211,951	—	211,951

	—	683,959	(176,302)	507,657

Operating income	—	14,505	—	14,505

Other (income) expense:
Interest income	(34)	—	—	(34)
Interest expense	34	377	—	411
Other (income) expense, net	—	(4,807)	—	(4,807)

	—	(4,430)	—	(4,430)

Income before income taxes	—	18,935	—	18,935
Provision for income taxes	—	8,098	—	8,098

Net income	$—	$10,837	$—	$10,837

20. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows

For the year ended June 24, 2006

(Successor)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net income (loss)	$12	$(28,875)	$19,150	$—	$(9,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization fixed assets	—	6,232	11,021	—	17,253
Amortization intangible assets	—	—	1,723	—	1,723
Stock option compensation expense	444	—	—	—	444
Amortization of deferred financing costs	—	2,473	—	—	2,473
Write-off of deferred financing costs	(3,214)	3,214	—	—	—
Write-off of deferred IPO costs	—	2,180	—	—	2,180
Loss on disposal of fixed assets	—	706	419	—	1,125
Deferred income taxes	5,511	6,513	(11,961)	—	63
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	165	(15,810)	14,119	—	(1,526)
Inventories	—	—	(5,457)	—	(5,457)
Prepaid catalog and other assets	—	(2,784)	(2,428)	(339)	(5,551)
Accounts payable and accrued liabilities	(2,500)	30,038	(12,257)	339	15,620
Deferred revenue	—	—	2,186	—	2,186

Net cash provided by operating activities	418	3,887	16,515	—	20,820

Investing activities
Acquisition of fixed assets	—	(6,893)	(10,770)	—	(17,663)
Proceeds from the sale of fixed assets	—	—	30	—	30
Transfer of fixed assets	—	(321)	321	—	—

Net cash used in investing activities	—	(7,214)	(10,419)	—	(17,633)

Financing activities
Borrowings of revolving debt	—	104,000	—	—	104,000
Repayments of revolving debt	—	(104,000)	—	—	(104,000)
Repayments of notes payable	—	(268)	—	—	(268)
Payments for deferred financing costs	—	(3,017)	—	—	(3,017)
Proceeds from exercise of stock options	1,230	416	—	—	1,646
Net (payments) receipts on intercompany debt	10	(108)	98	—	—
Dividends paid	(2,600)	—	—	—	(2,600)

Net cash provided by (used in) financing activities	(1,360)	(2,977)	98	—	(4,239)

Increase (decrease) in cash and cash equivalents	(942)	(6,304)	6,194	—	(1,052)
Cash and cash equivalents, beginning of period	1,405	13,731	9,718	—	24,854

Cash and cash equivalents, end of period	$463	$7,427	$15,912	$—	$23,802

20. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows

For the year ended June 25, 2005

(Successor)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net income (loss)	$(778)	$(20,880)	$17,334	$1	$(4,323)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization fixed assets	—	4,627	9,088	(1)	13,714
Amortization intangible assets	—	—	1,904	—	1,904
Stock option compensation expense	502	—	—	—	502
Amortization of deferred financing costs	3,140	7,379	—	(7,528)	2,991
Write-off of deferred financing costs	—	—	—	7,956	7,956
Loss on retirement of fixed assets	—	—	—	192	192
Deferred income taxes	(5,136)	(15,838)	41,631	(12,415)	8,242
Changes in operating assets and liabilities:
Purchase of short-term investments	—	(58,053)	—	—	(58,053)
Sale of short-term investments	—	58,053	—	—	58,053
Trade accounts receivable and other receivables	1,240	16,156	(11,235)	(3,200)	2,961
Inventories	—	—	(4,078)	—	(4,078)
Prepaid catalog and other assets	—	(9,228)	(521)	12,366	2,617
Accounts payable and accrued liabilities	288	(39,550)	40,982	(3,395)	(1,675)
Deferred revenue	—	—	644	—	644

Net cash provided by (used in) operating activities	(744)	(57,334)	95,749	(6,024)	31,647

Investing activities
Acquisition of fixed assets	—	(8,820)	(5,863)	—	(14,683)
Proceeds from the sale of fixed assets	—	25	528	(553)	—

Net cash used in investing activities	—	(8,795)	(5,335)	(553)	(14,683)

Financing activities
Borrowings of revolving debt	—	90,000	369	(369)	90,000
Repayments of revolving debt	—	—	—	(90,000)	(90,000)
Repayments of long-term debt	—	—	—	(155,000)	(155,000)
Borrowings of notes payable	—	268	—	—	268
Repayments of notes payable	(13,900)	—	—	—	(13,900)
Issuance of senior notes	—	—	—	245,000	245,000
Payments for deferred financing costs	—	—	—	(9,490)	(9,490)
Capital contribution	30	—	(30)	—	—
Net (payments) receipts of intercompany debt	115,049	(31,633)	(83,439)	23	—
Dividends to stockholders	(99,030)	—	—	99,030	—
Return of capital of common stockholders	—	—	—	(82,630)	(82,630)
Issuance of stockholder note payable	—	—	—	(250)	(250)
Repayment of stockholder note and interest	—	—	—	263	263

Net cash provided by (used in) financing activities	2,149	58,635	(83,100)	6,577	(15,739)

Increase (decrease) in cash and cash equivalents	1,405	(7,494)	7,314	—	1,225
Cash and cash equivalents, beginning of period	—	21,225	2,404	—	23,629

Cash and cash equivalents, end of period	$1,405	$13,731	$9,718	$—	$24,854

20. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows

For the period from June 17, 2004 to June 26, 2004

(Successor)

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net income (loss)	$(42)	$(5,799)	$4,463	$—	$(1,378)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization fixed assets	—	121	43	210	374
Amortization intangible assets	—	—	75	—	75
Amortization of deferred financing costs	44	—	14	15	73
Deferred income taxes	(557)	(28,455)	—	21,671	(7,341)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(1,405)	(3)	(146)	2,870	1,316
Inventories	—	—	3,372	(4,687)	(1,315)
Prepaid catalog and other assets	30	287	13,743	(14,372)	(312)
Accounts payable and accrued liabilities	(288)	26,836	12,388	(29,871)	9,065
Deferred revenue	—	—	(2,303)	—	(2,303)

Net cash used in operating activities	(2,218)	(7,013)	31,649	(24,164)	(1,746)

Investing activities
Acquisition of fixed assets	—	(161)	(86)	—	(247)
Purchase of common stock of the Predecessor, net of cash acquired of $22,782	(84,005)	(198,461)	110,697	(58,351)	(230,120)

Net cash used in investing activities	(84,005)	(198,622)	110,611	(58,351)	(230,367)

Financing activities
Borrowings of long-term debt	—	155,000	—	—	155,000
Borrowings of notes payable	13,900	—	—	—	13,900
Capital contribution	—	—	—	84,002	84,002
Net (payments) receipts of intercompany debt	72,323	71,207	(142,043)	(1,487)	—

Net cash provided by financing activities	86,223	226,207	(142,043)	82,515	252,902

Increase in cash and cash equivalents	—	20,572	217	—	20,789
Cash and cash equivalents, beginning of period	—	653	2,187	—	2,840

Cash and cash equivalents, end of period	$—	$21,225	$2,404	$—	$23,629

20. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows

For the period from March 28, 2004 to June 16, 2004

(Predecessor)

	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net income (loss)	$4,613	$(19,945)	$—	$(15,332)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization fixed assets	2,271	3,645	—	5,916
Amortization intangible assets	—	138	—	138
Deferred income taxes	(23,787)	—	31,107	7,320
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(702)	7,967	653	7,918
Inventories	—	(4,752)	—	(4,752)
Prepaid catalog and other assets	(1,812)	(12,150)	18,241	4,279
Accounts payable and accrued liabilities	460	(3,337)	(11,874)	(14,751)
Deferred revenue	—	(3,573)	—	(3,573)

Net cash used in operating activities	(18,957)	(32,007)	38,127	(12,837)

Investing activities
Acquisition of fixed assets	(1,409)	(783)	155	(2,037)
Proceeds from the sale of fixed assets	166	—	(150)	16
Transfers of fixed assets	(28,992)	—	28,992	—

Net cash used in investing activities	(30,235)	(783)	28,997	(2,021)

Financing activities
Capital contribution	225,477	(148,538)	(76,781)	158
Net (payments) receipts of intercompany debt	(176,125)	180,306	9,657	13,838

Net cash provided by financing activities	49,352	31,768	(67,124)	13,996

Increase (decrease) in cash and cash equivalents	160	(1,022)	—	(862)
Cash and cash equivalents, beginning of period	493	3,209	—	3,702

Cash and cash equivalents, end of period	$653	$2,187	$—	$2,840

20. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows

For the year ended March 27, 2004

(Predecessor)

	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net income	$—	$10,837	$—	$10,837
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization fixed assets	48	16,703	—	16,751
Amortization intangible assets	—	665	—	665
Loss on impairment of fixed assets	—	1,949	—	1,949
Loss on retirement of fixed assets	—	—	882	882
Deferred income taxes	(1,185)	—	—	(1,185)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	—	5,336	(3,805)	1,531
Inventories	—	1,455	—	1,455
Prepaid catalog and other assets	1,601	(277)	3,811	5,135
Accounts payable and accrued liabilities	(4,753)	(2,677)	69	(7,361)
Deferred revenue	—	(692)	—	(692)

Net cash used in operating activities	(4,289)	33,299	957	29,967

Investing activities
Acquisition of fixed assets	—	(12,561)	(3,365)	(15,926)
Proceeds from the sale of fixed assets	—	2,138	(2,125)	13
Net intercompany transfers of fixed assets	39	(4,571)	4,532	—

Net cash used in investing activities	39	(14,994)	(958)	(15,913)

Financing activities
Borrowings of notes payable	(49)	—	—	(49)
Net (payments) receipts on YCI revolving credit arrangement	3,833	(18,652)	1	(14,818)

Net cash provided by (used in) financing activities	3,784	(18,652)	1	(14,867)

Decrease in cash and cash equivalents	(466)	(347)	—	(813)
Cash and cash equivalents, beginning of period	959	3,556	—	4,515

Cash and cash equivalents, end of period	$493	$3,209	$—	$3,702

21. COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings in the ordinary course of, and which are incidental to, the Company’s business. The Company’s management believes that the ultimate liability, if any, resulting from such proceedings would not have a materially adverse effect on the Company’s results of operations, financial position or cash flows.

On January 9, 2006, the Company reached a settlement with an insurance company on a claim arising out of inventory losses that occurred in 2001. The gross settlement of $3,500 was paid on January 26, 2006 and, in accordance with the agreement between the Company and YCI, the Company paid 43% of the gross proceeds, or $1,505, to YCI. The net proceeds to the Company of $1,995 were offset by $275 in related legal expenses and other fees and recorded in other income in the Company’s results of operations for the year ended June 24, 2006.

The Company’s food and horticultural products are subject to regulation and inspection by various governmental agencies, and involve the risk of injury to consumers. During the fiscal year ended June 24, 2006, the Company was required to recall some of its products. The Company maintains product liability insurance in an amount that it believes is adequate to cover the costs associated with these recalls.

The Company leases certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging from three to twenty years. Certain leases contain purchase options and renewal options. In addition to minimum rental payments, certain of the Company’s retail store leases require the Company to make contingent rental payments, which are based upon certain factors, such as sales volume and property taxes. Such contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable. See Note 12 - Leases for further details.

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan (see Note 13 – Stock Option Plan) as of that date. The aggregate amount of all potential awards to senior management is equal to $6,197, or 7.5% of the portion of the proceeds from the sale of notes which were distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% will vest in the next twelve quarters. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of June 24, 2006, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the fiscal year then ended.

22. SUBSEQUENT EVENTS

On June 22, 2006, the board of directors approved a soft freeze of the Company’s qualified pension plan effective June 25, 2006, whereby no new participants will qualify to enter into the plan. A full freeze of the benefit accrual for the plan will be effective June 30, 2007. Under the provisions of SFAS No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS No. 88”), these benefit changes resulted in the recognition of a one-time, non-cash net curtailment gain of $13,959. The curtailment gain will be recognized in the first quarter of fiscal 2007. The accrual of benefits will continue through fiscal 2007; however, no new participants will enter or qualify for the plan. After July 1, 2007, the Company will have a continuing obligation to fund the plan and will continue to recognize net periodic pension cost under SFAS 132(R), Employers’ Disclosures About Pensions and Other Post Retirement Benefits (as amended) ) (“SFAS 132(R)”).

In addition, on August 1, 2006 the board of directors approved the adoption of the non-qualified pension plan and approved a hard freeze of the plan effective June 30, 2007. Under the provisions of SFAS No. 88, these benefit changes resulted in the recognition of a one-time, non-cash net curtailment gain of $1,885. The curtailment gain will be recognized in the first quarter of fiscal 2007. The accrual of benefits will continue through fiscal 2007. After July 1, 2007, the Company will have a continuing obligation to pay plan participants and will continue to recognize net periodic pension cost under SFAS 132.