Form 10-Q
period 2006-09-30
Harry & David Holdings, Inc.
filed 2006-11-14
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2006
Common stock $0.01 par value	1,019,929

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share Data)

	September 30, 2006	June 24, 2006	September 24, 2005
	Unaudited		Unaudited
Assets
Current assets:
Cash and cash equivalents	$4,004	$23,802	$13,708
Trade accounts receivable, net	10,455	8,926	6,780
Other receivables	3,278	3,059	3,142
Inventories, net	123,523	74,117	117,154
Prepaid catalog expenses	9,100	3,066	10,907
Income taxes receivable	62	556	399
Other current assets	17,420	10,561	13,867

Total current assets	167,842	124,087	165,957

Fixed assets, net	177,170	174,010	175,915
Intangibles, net	32,157	32,657	34,593
Deferred financing costs, net	14,119	14,813	13,686
Deferred income taxes	9,293	9,293	4,599
Other assets	489	488	577

Total assets	$401,070	$355,348	$395,327

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$43,645	$26,455	$44,627
Accrued payroll and benefits	14,902	14,895	16,054
Deferred revenue	9,595	17,188	7,991
Deferred income taxes	22,483	26,442	9,142
Accrued interest	2,440	5,604	2,030
Accrued restructuring costs	—	—	1,359
Other accrued liabilities	11,375	11,474	8,198
Revolving credit facility	66,000	—	63,000
Notes payable	—	—	125

Total current liabilities	170,440	102,058	152,526

Long-term debt	245,000	245,000	245,000
Accrued pension liability	18,608	35,621	31,929
Other long-term liabilities	3,213	3,119	2,022

Total liabilities	437,261	385,798	431,477

Commitments and contingencies	—	—	—

Stockholders’ deficit
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,019,929, 1,019,929 and 1,014,888 shares at September 30, 2006, June 24, 2006 and September 24, 2005, respectively	10	10	10
Additional paid-in capital	4,075	3,954	3,207
Accumulated deficit	(40,276)	(34,414)	(39,367)

Total stockholders’ deficit	(36,191)	(30,450)	(36,150)

Total liabilities and stockholders’ deficit	$401,070	$355,348	$395,327

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Fourteen weeks ended September 30, 2006	Thirteen weeks ended September 24, 2005
Net sales	$65,898	$57,723
Costs and expenses:
Cost of goods sold	42,475	42,756
Selling, general and administrative	41,065	39,399
Selling, general and administrative – related party	250	250
Provision for doubtful accounts	386	137

	84,176	82,542

Operating loss	(18,278)	(24,819)

Other (income) expense:
Interest income	(118)	(102)
Interest expense	7,388	6,453
Pension curtailment gain	(15,844)	—
Other (income) expense	(190)	—

	(8,764)	6,351

Loss before income taxes	(9,514)	(31,170)
Benefit for income taxes	(3,652)	(13,904)

Net loss	$(5,862)	$(17,266)

Loss per share:
Basic and diluted	$(5.75)	$(17.11)

Weighted-average shares used in per share calculations:
Basic and diluted	1,019,929	1,009,454

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Fourteen weeks ended September 30, 2006	Thirteen weeks ended September 24, 2005
Operating activities
Net loss	$(5,862)	$(17,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	4,086	4,695
Amortization of intangible assets	396	481
Amortization of deferred financing costs	694	583
Stock option compensation expense	121	113
Loss on disposal of fixed assets	87	75
Deferred income taxes	(3,959)	(13,715)
Pension curtailment gain	(15,844)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,748)	537
Inventories	(49,406)	(48,494)
Prepaid catalog and other assets	(12,295)	(14,741)
Accounts payable and accrued liabilities	12,858	23,580
Deferred revenue	(7,593)	(7,011)

Net cash used in operating activities	(78,465)	(71,163)

Investing activities
Acquisition of fixed assets	(7,334)	(4,078)
Proceeds from the sale of fixed assets	1	8

Net cash used in investing activities	(7,333)	(4,070)

Financing activities
Borrowings of revolving debt	66,000	63,000
Payments of notes payable	—	(143)
Proceeds from exercise of stock options	—	1,230

Net cash provided by financing activities	66,000	64,087

Decrease in cash and cash equivalents	(19,798)	(11,146)
Cash and cash equivalents, beginning of period	23,802	24,854

Cash and cash equivalents, end of period	$4,004	$13,708

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

1. BUSINESS

Harry & David Holdings, Inc. (the Company, we, us and our) is a vertically integrated multichannel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David® brand, and premium rose plants, horticultural products, and home and garden décor marketed under the Jackson & Perkins® brand. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business and consumer telemarketing, Harry and David stores and wholesale distribution to other retailers.

2. BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly owned subsidiaries. The Condensed Consolidated Balance Sheets as of September 30, 2006 and September 24, 2005, the Condensed Consolidated Statements of Operations for the fourteen-week period ended September 30, 2006 and the thirteen-week period ended September 24, 2005, and the Condensed Consolidated Statements of Cash Flows for the fourteen-week period ended September 30, 2006 and the thirteen-week period ended September 24, 2005 have been prepared from the Company’s unaudited Condensed Consolidated Financial Statements. In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the fourteen and thirteen week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 24, 2006 presented in this report has been derived from the Company’s audited balance sheet not included in this report.

The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the full fiscal year. In the second quarter of each fiscal year, the Company typically realizes its highest sales for the fiscal year as it includes the most significant holidays that drive the largest portion of the gift-giving component of the Company’s sales. It is also the period where the Company incurs significant cost of goods sold and advertising expenses in connection with the increased sales. Sales in the third quarter can also be impacted by the timing of Easter each year as either a third or fourth quarter holiday.

The Company’s fiscal year ends on the last Saturday in June, based on a fifty-two/fifty-three-week year. Fiscal years ending June 30, 2007 and June 24, 2006 contain fifty-three weeks and fifty-two weeks respectively. The quarter ended September 30, 2006 contains fourteen weeks while the quarter ended September 24, 2005 contains thirteen weeks. Accordingly, results for these two periods may not be comparable.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Quarterly Report. For further information, refer to the consolidated financial statements and the notes thereto for the year ended June 24, 2006, not included in this report.

Certain reclassifications have been made to the September 24, 2005 financial statements to conform to the September 30, 2006, presentation. Such reclassifications had no effect on net income as originally reported. These reclassifications include the balance sheet presentation of fixed assets, prepaid advertising and gift card liability.

3. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company is required to adopt SFAS No. 158 for its fiscal year ended June 30, 2007, and has not yet determined the impact on its consolidated financial statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

3. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria, balance sheet classification, interim period accounting and significantly expands disclosure provisions for uncertain tax positions taken or that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is required to adopt FIN 48 for its fiscal year ending June 28, 2008, and has not yet determined the impact on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. EITF 06-2 provisions are effective for the first annual reporting period after the ratification in June 2006, and allow for either retrospective application, or a cumulative effect adjustment approach upon adoption. The Company is required to adopt EITF 06-2 for the fiscal year ending June 28, 2008, and is currently evaluating the impact that adoption will have on its consolidated financial statements.

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

4. INVENTORIES

Inventories consist of the following:

	September 30, 2006	June 24, 2006	September 24, 2005
Finished goods	$61,597	$20,382	$43,678
Materials, packaging supplies, and work-in process	43,973	31,915	51,007
Growing crops	17,953	21,820	22,469

Total	$123,523	$74,117	$117,154

5. INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates for the first quarters of fiscal 2007 and fiscal 2006 were 38.4% and 44.6%, respectively. The lower tax rate in the first quarter of fiscal 2007, when compared to fiscal 2006, was due to a higher state effective tax rate and adjustments to state net operating losses (NOL’s) in fiscal 2006. Due to the existence of NOL carryforwards, the Company expects that its cash income tax payments will be immaterial in fiscal 2007.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

6. ACCRUED RESTRUCTURING COSTS

On June 17, 2004, the Company purchased all of the outstanding shares of common stock of Harry & David Operations Corp. from Yamanouchi Consumer Inc. (“YCI”), (the “Acquisition”). In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability for restructuring costs associated with the Acquisition. The restructuring liability consisted of $7,304 in estimated costs to implement management’s plan for a reduction in force that began in August 2004. Additionally, the restructuring liability consisted of $3,173 in estimated costs to implement management’s plan to close 19 underperforming Harry and David retail stores. These stores were identified for closure by the new ownership team based on historical and pro forma operating results. As of June 24, 2006, the Company had completed all planned store closures and restructuring activities.

7. BORROWING ARRANGEMENTS

Revolving Credit Facilities

On June 17, 2004, the Company entered into a revolving credit agreement with a group of lenders that provided for $150,000 of revolving credit secured by the assets of the Company. In conjunction with a refinancing on February 25, 2005, this agreement was amended to reduce the revolving credit to $125,000. In connection with the issuance of this facility, the Company incurred debt issuance fees of $7,812, which were recorded as deferred financing costs within long-term assets. As a result of the modification to the agreement in February 2005, the Company charged $1,098 of financing fees to interest expense, proportional to the decrease in borrowing capacity of the old arrangement and at September 30, 2006 and September 24, 2005, $3,935 and $4,930 remained in deferred financing costs, respectively.

On March 20, 2006, the Company replaced its existing credit facility with a new revolving credit agreement (the “Credit Agreement”) with a group of lenders that provides for $125,000 of revolving credit secured by the assets of the Company. The Credit Agreement has a maturity date of March 20, 2011. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. At September 30, 2006, the Company was in compliance with all of its covenants under the Credit Agreement.

The Company has accounted for the new Credit Agreement pursuant to EITF Issue No. 98-14, Debtor’s Accounting for Changes in Lines-of-Credit or Revolving-Debt Agreements, and accordingly has continued to defer $3,935 of unamortized deferred financing costs associated with the old credit agreement at September 30, 2006. Such deferred costs will be amortized over the term of the Credit Agreement. In connection with this facility, the Company incurred additional debt issuance fees of $1,848, which are recorded as deferred financing costs. The costs are amortized over the remaining life of the Credit Agreement and, as of September 30, 2006, $1,657 of these costs remained as deferred financing costs.

As of September 24, 2005, the Company had $63,000 in outstanding borrowings under the prior credit facility. Interest on the borrowings was payable at a base rate or Eurocurrency rate of 6.30%, plus an applicable margin and fees. As of September 30, 2006, the Company had $66,000 in outstanding borrowings under the Credit Agreement. Interest on the borrowings is payable at a base rate or Eurocurrency rate of 7.08%, plus an applicable margin and fees.

The maximum available borrowings under the Credit Agreement are determined in accordance with an asset-based debt limitation formula. Total available borrowings at September 30, 2006 were $38,930, which were reduced by outstanding letters of credit totaling $2,000.

Long-Term Debt

In February 2005, the Company issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.40% and 8.87% at September 30, 2006 and September 24, 2005, respectively. The $175,000 of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments commencing on December 1, 2005. The Company incurred $9,490 in deferred financing fees in connection with this note offering that have been recorded in deferred financing costs within long-term assets.

On December 16, 2005, the Company completed the public exchange offer for the Senior Notes. The Company incurred costs in connection with this exchange offer in the amount of $1,169 that are recorded as deferred financing costs in addition

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

7. BORROWING ARRANGEMENTS (Continued)

Long-Term Debt (Continued)

to the original fees in long-term assets. The costs are amortized over the remaining life of the associated Senior Notes and as of September 30, 2006 and September 24, 2005, $8,527 and $8,756, respectively, remained on the balance sheet for all associated fees.

These Senior Notes represent the senior unsecured obligations of Harry & David Operations Corp., a wholly owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of its covenants at September 30, 2006.

Interest Expense

The components of interest expense are as follows:

	Fourteen weeks ended September 30, 2006	Thirteen weeks ended September 24, 2005
Interest expense on debt	$6,668	$5,749
Amortization of deferred financing costs	694	583
Commitment fees	118	206

Total interest costs	7,480	6,538
Less amounts capitalized	(92)	(85)

Net interest expense	$7,388	$6,453

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

Fourteen weeks ended September 30, 2006
Expected volatility	44.97%
Expected dividends	$0
Expected term (in years)	4.3 years
Risk-free rate	4.12%

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

8. STOCK OPTION PLAN (continued)

A summary of option activity under the Plan for the fourteen weeks ended September 30, 2006 is presented below:

Fourteen weeks ended September 30, 2006

Options	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at June 24, 2006	63,377	$82.60	8.0 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(220)	82.60	—

Outstanding at September 30, 2006	63,157	$82.60	7.75 years

Of the 63,157 options outstanding at September 30, 2006, 17,539 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 7.75 years. The total value of all options outstanding at September 30, 2006 was $1,897.

A summary of the status of the Company’s nonvested option shares as of September 30, 2006, and changes during the fourteen weeks ended September 30, 2006 is presented below:

Nonvested Option Shares	Option Shares	Weighted- Average Grant-Date Fair Value of Options
Outstanding at June 24, 2006	49,874	$30.04
Granted options	—	—
Vested	(4,179)	—
Forfeited	(77)	30.04

Outstanding at September 30, 2006	45,618	$30.04

For the fourteen weeks ended September 30, 2006 and the thirteen weeks ended September 24, 2005, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $121 and $113, respectively. The total tax benefit recognized for these periods was $48 and $45, respectively. As of September 30, 2006 and September 24, 2005, there remained a total of $1,445 and $1,896 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan, respectively. That cost is recognized over a remaining weighted-average period of 2.75 years. An assumption of a ten percent forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

9. BENEFIT PROGRAMS

The following represents the components of net periodic pension and postretirement costs in accordance with revised SFAS No. 132, Employers’ Disclosure About Pensions and Other Postretirement Benefits. The components of net periodic benefits for the Company’s qualified benefit and excess benefit plans are as follows:

	Fourteen weeks ended September 30, 2006	Thirteen weeks ended September 24, 2005
Service cost	$1,096	$1,132
Interest cost	721	938
Expected return on plan assets	(722)	(762)
Amortization of prior service cost	—	2
Settlement gain	—	(13)

Net periodic benefit expense	$1,095	$1,297

During the fourteen weeks ended September 30, 2006 and the thirteen weeks ended September 24, 2005, the Company made a $2,264 and $350 contribution to its defined benefit plans, respectively.

On June 22, 2006, the board of directors approved a soft freeze of the Company’s qualified pension plan effective as of June 25, 2006, whereby no new participants will qualify to enter into the plan. A full freeze of the benefit accrual for the plan will be effective June 30, 2007. Under the provisions of SFAS No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS No. 88”), these benefit changes resulted in the recognition of a non-cash net curtailment gain of $13,959. The curtailment gain was recognized in the first quarter of fiscal 2007. The accrual of benefits will continue through the end of fiscal 2007; however, no new participants will enter or qualify for the plan. After July 1, 2007, the Company has a continuing obligation to fund the plan and will continue to recognize net periodic pension cost under SFAS 132(R), Employers’ Disclosures About Pensions and Other Post Retirement Benefits (as amended) (“SFAS 132(R)”).

In addition, on August 1, 2006 the board of directors approved the adoption of a non-qualified pension plan, effective as of June 17, 2004, and approved a hard freeze of this plan effective June 30, 2007. Under the provisions of SFAS No. 88, these benefit changes resulted in the recognition of a non-cash net curtailment gain of $1,885. The curtailment gain was recognized in the first quarter of fiscal 2007. The accrual of benefits will continue through the end of fiscal 2007. After July 1, 2007, the Company has a continuing obligation to pay plan participants and will continue to recognize net periodic pension cost under SFAS 132(R).

10. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period, as follows (in thousands, except share and per share data):

	Fourteen weeks ended September 30, 2006	Thirteen weeks ended September 24, 2005
Net loss	$(5,862)	$(17,266)

Weighted average common shares outstanding	1,019,929	1,009,454

Basic and diluted loss per share	$(5.75)	$(17.11)

Options with an exercise price greater than or equal to the estimated fair market value per common share were 63,157 and 74,126 at September 30, 2006, and September 24, 2005, respectively, and were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

11. INTANGIBLES

Intangible assets primarily consist of trade names, trademarks, customer mailing and rental lists and favorable lease agreements. The trade names and trademarks have indefinite lives. The customer mailing and rental lists have estimated useful lives ranging from one to four years. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases, ranging from three to ten years. Intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company does not consider there to be any indication of impairment at this time, however, formal annual impairment testing will be performed in the last quarter of the fiscal year.

The customer mailing lists and rental lists and favorable lease agreements are being amortized using the straight-line method over their estimated useful lives. Amortization expense was $396 and $481 for the fourteen weeks ended September 30, 2006 and the thirteen weeks ended September 24, 2005, respectively, and is included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The following is a summary of intangible assets:

	September 30, 2006				September 24, 2005
	Gross Carrying Amount	Accumulated Amortization		Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization		Net Carrying Amount
Trade names and trademarks	$28,437	$		$28,437	$28,768	$		$28,768
Harry and David customer and rental lists	6,728		(4,098)	2,630	6,805		(2,464)	4,341
Favorable lease agreements	1,971		(881)	1,090	1,971		(487)	1,484

	$37,136		$(4,979)	$32,157	$37,544		$(2,951)	$34,593

Amortization expense for fiscal 2007 is projected to be $1,935. The estimated amortization expense for each of the next four years and thereafter is as follows:

Fiscal year 2008	$1,706
Fiscal year 2009	244
Fiscal year 2010	169
Fiscal year 2011	88
Thereafter	37

12. COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings in the ordinary course of, and which are incidental to, the Company’s business. The Company’s management believes that the ultimate liability, if any, resulting from such proceedings would not have a materially adverse effect on the Company’s results of operations, financial position or cash flows.

The Company’s food and horticultural products are subject to regulation and inspection by various governmental agencies, and involve the risk of injury to consumers. During the first quarter ended September 30, 2006, the Company was required to recall some of its products. The Company maintains product liability insurance in an amount that it believes is adequate to cover the costs associated with these recalls.

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

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

12. COMMITMENTS AND CONTINGENCIES (continued)

Total rental expense for all operating leases was as follows:

	Fourteen weeks ended September 30, 2006	Thirteen weeks ended September 24, 2005
Minimum rent expense	$5,308	$5,177
Contingent rent expense	51	44

Total rent expense	$5,359	$5,221

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,197, or 7.5% of the portion of the proceeds from the sale of notes which were distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% will vest in the next twelve quarters. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of September 30, 2006, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the fourteen weeks then ended.

In connection with the Acquisition, the Company entered into an agreement with its shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During the fourteen weeks ended September 30, 2006, and the thirteen weeks ended September 24, 2005, the Company paid $250 in each period in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

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

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

13. SEGMENT REPORTING (continued)

Dollars in thousands	Harry and David Direct Marketing	Harry and David Stores	Jackson & Perkins	Other	Total
Fourteen weeks ended September 30, 2006
Net external sales	$27,753	$25,431	$3,684	$9,030	$65,898
Net intersegment sales	(32,339)	(7,173)	(447)	39,959	—
Operating income (loss)	(11,589)	(4,773)	(3,849)	1,933	(18,278)
Net interest expense	—	—	—	7,270	7,270
Pretax income (loss)	(11,589)	(4,773)	(3,659)	10,507	(9,514)
Net income (loss)	(11,589)	(4,773)	(3,659)	14,159	(5,862)
Total assets	63,295	38,962	46,248	252,565	401,070

Thirteen weeks ended September 24, 2005
Net external sales	$26,085	$21,757	$5,684	$4,197	$57,723
Net intersegment sales	(22,692)	(6,409)	(257)	29,358	—
Operating income (loss)	(15,673)	(6,062)	(3,568)	484	(24,819)
Net interest expense (income)	—	(3)	—	6,354	6,351
Pretax income (loss)	(15,673)	(6,059)	(3,568)	(5,870)	(31,170)
Net income (loss)	(11,473)	(4,552)	(2,943)	1,702	(17,266)
Total assets	70,949	39,856	53,752	230,770	395,327

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Harry & David Operations Corp. issued $70,000 of Senior Floating Rate Notes due 2012 and $175,000 of Senior Fixed Rate Notes due 2013 (collectively, the Senior Notes) in February 2005 (see Note 7). The following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry & David Operations Corp. (the subsidiary issuer) under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of September 30, 2006, and September 24, 2005, and for the fourteen weeks ended September 30, 2006, and the thirteen weeks ended September 24, 2005. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors. The Company has not presented separate financial information for each of the subsidiary guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of September 30, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$463	$1,230	$2,311	$—	$4,004
Trade accounts receivable, net	—	—	10,455	—	10,455
Other receivables	—	2	3,276	—	3,278
Inventories, net	—	—	123,523	—	123,523
Prepaid catalog expenses	—	—	9,100	—	9,100
Income taxes receivable	—	—	—	62	62
Other current assets	—	2,732	14,688	—	17,420

Total current assets	463	3,964	163,353	62	167,842

Fixed assets, net	—	25,992	151,178	—	177,170
Intangibles, net	—	—	32,157	—	32,157
Investment in subsidiaries	84,005	158,676	—	(242,681)	—
Deferred financing costs, net	—	14,119	—	—	14,119
Deferred income taxes	—	—	—	9,293	9,293
Other assets	—	293	196	—	489

Total assets	$84,468	$203,044	$346,884	$(233,326)	$401,070

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$14,673	$28,972	$—	$43,645
Accrued payroll and benefits	—	3,683	11,219	—	14,902
Income taxes payable	(62)	—	—	62	—
Deferred revenue	—	—	9,595	—	9,595
Deferred income taxes	22,483	—	—	—	22,483
Accrued interest	—	2,440	—	—	2,440
Other accrued liabilities	—	913	10,462	—	11,375
Revolving credit facility	—	66,000	—	—	66,000

Total current liabilities	22,421	87,709	60,248	62	170,440

Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	18,608	—	18,608
Deferred income taxes	(9,293)	—	—	9,293	—
Intercompany debt	167,790	(310,341)	142,551	—	—
Other long-term liabilities	—	—	3,213	—	3,213

Total liabilities	180,918	22,368	224,620	9,355	437,261

Stockholders’ equity (deficit):
Common stock	10	1	100	(101)	10
Additional paid-in capital	(80,303)	221,440	105,519	(242,581)	4,075
Retained earnings (accumulated deficit)	(16,157)	(40,765)	16,645	1	(40,276)

Total stockholders’ equity (deficit)	(96,450)	180,676	122,264	(242,681)	(36,191)

Total liabilities and stockholders’ equity (deficit)	$84,468	$203,044	$346,884	$(233,326)	$401,070

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of September 24, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,641	$8,494	$2,573	$—	$13,708
Trade accounts receivable, net	—	—	6,780	—	6,780
Other receivables	165	(15,672)	18,649	—	3,142
Inventories, net	—	—	117,154	—	117,154
Prepaid catalog expenses	—	—	10,907	—	10,907
Income taxes receivable	—	—	—	399	399
Other current assets	—	3,650	10,217	—	13,867

Total current assets	2,806	(3,528)	166,280	399	165,957

Fixed assets, net	—	24,768	151,147	—	175,915
Intangibles, net	—	—	34,593	—	34,593
Investment in subsidiaries	84,005	158,578	—	(242,583)	—
Deferred financing costs, net	—	13,686	—	—	13,686
Deferred income taxes	—	—	—	4,599	4,599
Other assets	—	283	294	—	577

Total assets	$86,811	$193,787	$352,314	$(237,585)	$395,327

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$6,473	$38,154	$—	$44,627
Accrued payroll and benefits	60	3,851	12,143	—	16,054
Income taxes payable	(3)	(14,037)	13,641	399	—
Deferred revenue	—	—	7,991	—	7,991
Deferred income taxes	(5,052)	(18,913)	33,108	(1)	9,142
Accrued interest	—	2,030	—	—	2,030
Accrued restructuring costs	—	108	1,251	—	1,359
Other accrued liabilities	—	1,795	6,404	(1)	8,198
Revolving credit facility	—	63,000	—	—	63,000
Notes payable	—	125	—	—	125

Total current liabilities	(4,995)	44,432	112,692	397	152,526
Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	31,929	—	31,929
Deferred income taxes	(641)	(12,482)	8,523	4,600	—
Intercompany debt	190,420	(299,137)	108,716	1	—
Other long-term liabilities	—	—	2,022	—	2,022

Total liabilities	184,784	(22,187)	263,882	4,998	431,477

Stockholders’ equity (deficit):
Common stock	—	11	2	(3)	10
Additional paid-in capital	(80,755)	221,024	105,518	(242,580)	3,207
Retained earnings (accumulated deficit)	(17,218)	(5,061)	(17,088)	—	(39,367)

Total stockholders’ equity (deficit)	(97,973)	215,974	88,432	(242,583)	(36,150)

Total liabilities and stockholders’ equity (deficit)	$86,811	$193,787	$352,314	$(237,585)	$395,327

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

For the Fourteen Weeks Ended September 30, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$—	$106,179	$(40,281)	$65,898
Costs and expenses:
Cost of goods sold	—	—	82,756	(40,281)	42,475
Selling, general and administrative	—	—	41,065	—	41,065
Selling, general and administrative – related party	—	—	250	—	250
Provision for doubtful accounts	—	—	386	—	386

	—	—	124,457	(40,281)	84,176

Operating loss	—	—	(18,278)	—	(18,278)

Other (income) expense:
Interest income	—	—	(118)	—	(118)
Interest expense	—	7,348	40	—	7,388
Pension curtailment gain	—	—	(15,844)	—	(15,844)
Other (income) expense	—	—	(190)	—	(190)

	—	7,348	(16,112)	—	(8,764)

Loss before benefit for income taxes	—	(7,348)	(2,166)	—	(9,514)
Benefit for income taxes	(3,652)	—	—	—	(3,652)

Net income (loss)	$3,652	$(7,348)	$(2,166)	$—	$(5,862)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 24, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$—	$87,387	$(29,664)	$57,723
Costs and expenses:
Cost of goods sold	—	—	72,420	(29,664)	42,756
Selling, general and administrative	—	—	39,649	—	39,649
Provision for doubtful accounts	—	—	137		137

	—	—	112,206	(29,664)	82,542

Operating loss	—	—	(24,819)	—	(24,819)

Other (income) expense:
Interest income	(6)	—	(96)	—	(102)
Interest expense	—	6,454	(1)	—	6,453

	(6)	6,454	(97)	—	6,351

Loss before provision (benefit) for income taxes	6	(6,454)	(24,722)	—	(31,170)
Benefit for income taxes	(3)	(7,765)	(6,136)	—	(13,904)

Net income (loss)	$9	$1,311	$(18,586)	$—	$(17,266)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

For the Fourteen Weeks Ended September 30, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities

Net income (loss)	$3,652	$(7,348)	$(2,166)	$—	$(5,862)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	—	1,554	2,532	—	4,086
Amortization of intangible assets	—	—	396	—	396
Amortization of deferred financing costs	—	694	—	—	694
Stock option compensation expense	121	—	—	—	121
Loss on disposal of fixed assets	—	14	73	—	87
Deferred income taxes	13,372	11,167	(28,498)	—	(3,959)
Pension curtailment gain	—	—	(15,844)	—	(15,844)
Changes in operating assets and liabilities:
Accounts receivable	—	356	(2,104)	—	(1,748)
Inventories	—	—	(49,406)	—	(49,406)
Prepaid advertising and other assets	—	(420)	(12,371)	496	(12,295)
Accounts payable and accrued liabilities	121	(19,708)	32,941	(496)	12,858
Deferred revenue	—	—	(7,593)	—	(7,593)

Net cash provided by (used in) operating activities	17,266	(13,691)	(82,040)	—	(78,465)

Investing activities
Acquisition of fixed assets	—	(3,037)	(4,297)	—	(7,334)
Proceeds from the sale of fixed assets	—	—	1	—	1

Net cash used in investing activities	—	(3,037)	(4,296)	—	(7,333)

Financing activities
Borrowings of revolving debt	—	66,000	—	—	66,000
Net (payments) receipts on intercompany debt	(17,266)	(55,469)	72,735	—	—

Net cash provided by (used in) financing activities	(17,266)	10,531	72,735	—	66,000

Decrease in cash and cash equivalents	—	(6,197)	(13,601)	—	(19,798)
Cash and cash equivalents, beginning of period	463	7,427	15,912	—	23,802

Cash and cash equivalents, end of period	$463	$1,230	$2,311	$—	$4,004

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended September 24, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net income (loss)	$9	$1,311	$(18,586)	$—	$(17,266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	—	1,629	3,066	—	4,695
Amortization of intangible assets	—	—	481	—	481
Stock option compensation expense	113	—	—	—	113
Amortization of deferred financing costs	(3,213)	3,796	—	—	583
Loss on disposal of fixed assets	—	—	—	75	75
Deferred income taxes	—	(13,715)	—	—	(13,715)
Changes in operating assets and liabilities:
Accounts receivable	—	220	317	—	537
Inventories	—	—	(48,494)	—	(48,494)
Prepaid advertising and other assets	(3)	4,056	(18,794)	—	(14,741)
Accounts payable and accrued liabilities	59	(2,624)	26,145	—	23,580
Deferred revenue	—	—	(7,011)	—	(7,011)

Net cash used in operating activities	(3,035)	(5,327)	(62,876)	75	(71,163)

Investing activities
Acquisition of fixed assets	—	(1,686)	(2,392)	—	(4,078)
Proceeds from the sale of fixed assets	—	—	83	(75)	8
Transfer of fixed assets	—	(345)	345	—	—

Net cash used in investing activities	—	(2,031)	(1,964)	(75)	(4,070)

Financing activities
Borrowings of revolving debt	—	63,000	—	—	63,000
Payments of notes payable	—	(143)	—	—	(143)
Net (payments) receipts on intercompany debt	3,041	(60,736)	57,695	—	—
Proceeds from exercise of stock options	1,230	—	—	—	1,230

Net cash provided by financing activities	4,271	2,121	57,695	—	64,087

Increase (decrease) in cash and cash equivalents	1,236	(5,237)	(7,145)	—	(11,146)
Cash and cash equivalents, beginning of period	1,405	13,731	9,718	—	24,854

Cash and cash equivalents, end of period	$2,641	$8,494	$2,573	$—	$13,708

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

15. STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Value
Balance at June 25, 2005	1,000,000	$10	$1,864	$(22,101)	$(20,227)
Exercise of common stock options	14,888	—	1,230	—	1,230
Stock compensation expense	—	—	113	—	113
Dividends paid	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	(17,266)	(17,266)

Balance at September 24, 2005	1,014,888	$10	$3,207	$(39,367)	$(36,150)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Value
Balance at June 24, 2006	1,019,929	$10	$3,954	$(34,414)	$(30,450)
Exercise of common stock options	—	—	—	—	—
Stock compensation expense	—	—	121	—	121
Dividends paid	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	(5,862)	(5,862)

Balance at September 30, 2006	1,019,929	$10	$4,075	$(40,276)	$(36,191)

The Company’s comprehensive loss and net loss were the same for the fourteen weeks ended September 30, 2006, and the thirteen weeks ended September 24, 2005.

16. SUBSEQUENT EVENTS

On November 14, 2006, the Board of Directors and the stockholders authorized an amendment to and restatement of the Company’s 2004 Stock Option Plan (the “Plan”) to increase the authorized number of shares which may be issued pursuant to options granted under the Plan from 100,000 to 150,000 and to provide for forfeited options to be automatically returned to the authorized number of shares available for issuance under the Plan.

The foregoing is only a summary of the amendments to the Plan and is qualified in its entirety by reference to the Amended and Restated 2004 Stock Option Plan attached as Exhibit 10.1 hereto and incorporated herein by reference. Because this Quarterly Report on Form 10-Q is being filed within four business days from November 14, 2006, the amendments are being disclosed hereunder rather than under Item 5.02 of Form 8-K.

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

Risk factors that may affect our results include the Risk Factors set forth in Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006, as updated in Part II, Item 1-A Risk Factors of this Quarterly Report, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

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

We grow, manufacture, design and/or package products that account for the significant majority of our annual sales. In addition, we have created a substantial and scalable state-of-the-art infrastructure through recent significant capital expenditures in our production, fulfillment and distribution capabilities, our information technology systems and our retail stores network. Our vertically integrated operations allow us to efficiently manage our costs and inventory, give us manufacturing flexibility and help us optimize product quality. Accordingly, we expect to derive cost structure and operating margin benefits as revenues increase. We believe that our vertical integration allows us to maintain a high degree of control over product quality compared with that of our competitors as we rely less heavily on third-party suppliers, particularly during peak periods. In addition, our vertical integration generally lowers our product sourcing costs, allows us to optimally adjust the assortment of products we offer and enables us to adjust product inventory levels to quickly respond to changes in customer demand.

MATTERS AFFECTING COMPARABILITY

We report our financial statements using a 52/53-week year with our quarters ending on the last Saturday of September, December, March and June. Fiscal year 2007, beginning June 25, 2006 and ending June 30, 2007, includes 53 weeks versus 52 weeks in fiscal year 2006, from June 26, 2005, through June 24, 2006. The first quarter in 2007 includes 14 weeks versus 13 weeks in the first quarter of 2006. For purposes of the consolidated financial statements, the end of the first quarter is September 30, 2006, for fiscal 2007 and September 24, 2005, for fiscal 2006.

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our consolidated net sales and net sales by operating segment for the periods indicated.

(Dollars in thousands)	Fourteen Weeks Ended		Thirteen Weeks Ended
	September 30, 2006	Percent of Total	September 24, 2005	Percent of Total
Harry and David Direct Marketing	$27,753	42.1%	$26,085	45.2%
Harry and David Stores	25,431	38.6%	21,757	37.7%
Jackson & Perkins	3,684	5.6%	5,684	9.8%
Other	9,030	13.7%	4,197	7.3%

Total	$65,898	100.0%	$57,723	100.0%

Consolidated net sales of $65.9 million for the fourteen-week period ended September 30, 2006, increased $8.2 million, or 14.2%, over the thirteen-week period ended September 24, 2005. The net sales increase of approximately $2.4 million from fiscal 2006 to fiscal 2007, normalized for a thirteen-week period, was primarily driven by the Stores segment and the Harry and David wholesale division within the Other segment. Stores growth over the prior fiscal year is attributable to higher average dollar transactions as well as higher transaction counts over the prior year. We believe that a portion of this increase is due to the impact of hurricanes in the United States that negatively affected sales in the prior year. The remaining increase is attributable to overall positive customer response to new Harry and David merchandising, packaging, and marketing efforts. The growth in Harry and David wholesale division is primarily due to an increase in order volume and earlier ordering from large customers over the prior year.

In our Harry and David Direct Marketing and Jackson & Perkins Direct Marketing segments, we received approximately 252 thousand telephone, mail, fax and Internet orders and shipped approximately 748 thousand packages during the fourteen weeks ended September 30, 2006, a decrease of 2.6% in orders and a 7.8% reduction in shipped packages over the prior fiscal year period.

Harry and David Direct Marketing

Harry and David Direct Marketing segment net sales, which include catalog, Internet, business-to-business and outbound telemarketing sales, as well as delivery income, increased $1.7 million, or 6.5%, to $27.8 million in the fourteen-week period ended September 30, 2006, from $26.1 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, which accounted for approximately $1.6 million of this increase, sales in the first quarter of this fiscal year were relatively flat compared to the same period last fiscal year. Although fewer items were shipped in the first thirteen weeks this fiscal year versus the same thirteen weeks last fiscal year, sales were achieved through a combination of increased product prices and delivery charges that took effect in the Spring of fiscal 2006, as well as lower markdowns and discounts compared to the first quarter of the prior fiscal year and a shipment carry-in from the fourth quarter of fiscal 2006.

Harry and David Stores

Harry and David Stores segment net sales increased $3.6 million, or 16.5%, to $25.4 million in the fourteen-week period ended September 30, 2006, from $21.8 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, which contributed $1.9 million in net sales, the remaining increase of $1.7 million was due to strong comparable store sale increases, selected product price increases and favorable changes in product mix. We currently have 134 stores in operation compared to 135 stores in operation during the same quarter last fiscal year. We opened four new stores during the first quarter of fiscal 2007. Sales for comparable stores were up 17.0% for the fourteen weeks ended September 30, 2006, compared to the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, comparable store sales increased 8.5% this fiscal year as compared to last fiscal year. September 2006 marks the thirty-fourth consecutive month of positive comparable store sales. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store.

Jackson & Perkins

Jackson & Perkins segment net sales decreased $2.0 million, or 35.1%, to $3.7 million in the fourteen-week period ended September 30, 2006, from $5.7 million in the thirteen-week period ended September 24, 2005.

Jackson & Perkins direct marketing division net sales, which include catalog, Internet, business-to-business and outbound telemarketing sales, as well as delivery income, increased approximately $0.1 million, or 4.2%, to $2.5 million in the fourteen-week period ended September 30, 2006, from $2.4 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, which accounted for approximately $0.4 million, net sales were $2.1 million, reflecting a decrease of $0.3 million. The primary driver of this decrease was a reduction in catalog circulation. The 29.3% reduction of circulation was part of an overall strategy to reduce mailings to less profitable customers as well as to reduce the amount of mailings to prospective customers.

Jackson & Perkins wholesale division net sales decreased $1.9 million, or 90.5%, to $0.2 million in the fourteen-week period ended September 30, 2006, from $2.1 million in the thirteen-week period ended September 24, 2005. The decrease was primarily driven by later timing of royalty income.

Sales from non-rose farm crops decreased $0.2 million, or 16.7%, to $1.0 million, in the fourteen-week period ended September 30, 2006, from $1.2 million in the thirteen-week period ended September 24, 2005. The main driver of this decrease was less contracted acres than in the prior fiscal year.

Other

Other category net sales increased $4.8 million, or 114.3%, to $9.0 million in the fourteen-week period ended September 30, 2006, from $4.2 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, which accounted for $1.9 million of this increase, the remaining $2.9 million increase was due primarily to Harry and David wholesale’s successful marketing efforts to enhance strategic partnerships and expand distribution. This resulted in significantly increased orders in the first quarter of the current fiscal year, predominantly driven by sales to large customers, whose programs expanded. A portion of these increased sales is attributable to a timing shift of customer orders to the first quarter this fiscal year that occurred in the second quarter last fiscal year.

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

The following table summarizes our consolidated cost of goods sold and cost of goods sold by operating segment for the periods indicated.

(Dollars in thousands)	Fourteen Weeks Ended		Thirteen Weeks Ended
	September 30, 2006	% of Net Sales	September 24, 2005	% of Net Sales
Harry and David Direct Marketing	$19,851	71.5%	$22,230	85.2%
Harry and David Stores	13,262	52.1%	11,901	54.7%
Jackson & Perkins	3,008	81.7%	5,550	97.6%
Other	6,354	70.4%	3,075	73.3%

Total	$42,475	64.5%	$42,756	74.1%

Consolidated cost of goods sold decreased $0.3 million, or 0.7%, to $42.5 million in the fourteen-week period ended September 30, 2006, from $42.8 million in the thirteen-week period ended September 24, 2005.

Consolidated cost of goods sold as a percentage of consolidated net sales was 64.5% in the fourteen-week period ended September 30, 2006, compared to 74.1% in the thirteen-week period ended September 24, 2005. This rate reduction was driven by increased product prices and delivery charges combined with lower delivery expenses, the timing of recognizing royalty expenses, higher deferred costs driven by higher year over year inventory levels, and efficiencies in production due to capital investment and higher volumes.

Harry and David Direct Marketing segment cost of goods sold decreased $2.3 million, or 10.4%, to $19.9 million in the fourteen-week period ended September 30, 2006, from $22.2 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, which accounted for approximately $1.0 million, cost of goods sold decreased $3.4 million. Approximately $1.5 million of the decrease was attributable to lower volume of merchandise shipped, which translated into lower variable product costs and lower delivery expenses. Favorable quarter-end allocation adjustments from operations in conjunction with favorable quarter-end fixed deferral costs driven by timing of higher inventory levels contributed $1.1 million of this decrease. The favorable fixed deferral cost amount of approximately $0.5 million is expected to reverse in the second quarter of fiscal 2007 as we normalize volumes of production. Lower replacement costs and lower excess inventory write-offs accounted for $0.8 million of the decrease. Cost of goods sold as a percentage of net sales was 71.5% in the fourteen-week period ended September 30, 2006, compared to 85.2% in the thirteen-week period ended September 24, 2005. The rate decrease was driven by increased product prices and delivery charges combined with lower variable cost of goods sold and lower delivery expenses, favorable allocation adjustments from operations, and higher deferred fixed costs driven by higher inventory levels, as mentioned above.

Harry and David Stores segment cost of goods sold increased $1.4 million, or 11.8%, to $13.3 million in the fourteen-week period ended September 30, 2006, from $11.9 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, which accounted for approximately $0.9 million of this increase, cost of goods sold increased $0.5 million. This increase was driven by an increase in sales of 7.8%. Cost of goods sold as a percentage of net sales was 52.1% in the fourteen-week period ended September 30, 2006, compared to 54.7% in the thirteen-week period ended September 24, 2005. The rate decrease was driven by selected product price increases, fewer promotions and markdowns and a favorable change in margins due to a change in product mix.

Jackson & Perkins segment cost of goods sold decreased $2.6 million, or 46.4%, to $3.0 million in the fourteen-week period ended September 30, 2006, from $5.6 million in the thirteen-week period ended September 24, 2005. Jackson & Perkins segment cost of goods sold as a percentage of net sales was 81.7% in the fourteen-week period ended September 30, 2006, compared to 97.6% in the thirteen-week period ended September 24, 2005. The main drivers of this rate decrease were lower delivery expenses, higher product prices, as well as a higher percentage of packages delivered using standard delivery methods versus expedited delivery methods, and the timing of royalty expenses.

Jackson & Perkins direct marketing division cost of goods sold decreased $0.4 million, or 18.2%, to $1.8 million in the fourteen-week period ended September 30, 2006, from $2.2 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, which accounted for approximately $0.2 million, cost of goods sold decreased $0.6 million. The decrease was primarily driven by lower shipped volumes, which reduced variable cost of goods sold and delivery expenses. Cost of goods sold as a percentage of net sales was 74.4% in the fourteen-week period ended September 30, 2006, compared to 92.0% in the thirteen-week period ended September 24, 2005. The rate decrease was driven primarily by those factors mentioned above.

Jackson & Perkins wholesale division cost of goods sold decreased $2.0 million to $0.2 million in the fourteen-week period ended September 30, 2006, from $2.2 million in the thirteen-week period ended September 24, 2005. This was driven by the timing of royalty expenses that were recognized in fiscal 2006.

The Other category cost of goods sold increased $3.3 million, or 106.5%, to $6.4 million in the fourteen-week period ended September 30, 2006, from $3.1 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, which accounted for $1.3 million of this increase, cost of goods sold increased approximately $1.9 million as a result of higher sales in Harry and David wholesale division. Cost of goods sold as a percentage of net sales decreased to 70.4% in the fourteen-week period ended September 30, 2006, compared to 73.3% in the thirteen-week period ended September 24, 2005, primarily due to $0.5 million in higher deferred fixed costs driven by higher inventory levels.

GROSS PROFIT

The following table summarizes our consolidated gross profit, gross profit by segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated.

(Dollars in thousands)	Fourteen Weeks Ended		Thirteen Weeks Ended
	September 30, 2006	% of Net Sales	September 24, 2005	% of Net Sales
Harry and David Direct Marketing	$7,902	28.5%	$3,855	14.8%
Harry and David Stores	12,169	47.9	9,856	45.3
Jackson & Perkins	676	18.3	134	2.4
Other	2,676	29.6	1,122	26.7

Total	$23,423	35.5%	$14,967	25.9%

Consolidated gross profit increased $8.4 million, or 56.0%, to $23.4 million in the fourteen-week period ended September 30, 2006, from $15.0 million in the thirteen-week period ended September 24, 2005. The increase was driven by strong store sales, increased product prices and delivery charges combined with lower delivery and royalty expenses, increases in deferred costs driven by higher inventory levels and efficiencies in production due to capital investment and higher volumes.

Consolidated gross profit as a percentage of consolidated net sales was 35.5% in the fourteen-week period ended September 30, 2006, and 25.9% in the thirteen-week period ended September 24, 2005. The improvement was driven by increased product prices and delivery charges, lower markdowns and discounts combined with lower delivery expenses, the timing of royalty expenses, a timing shift in deferred costs driven by higher inventory levels and production efficiencies.

Harry and David Direct Marketing segment gross profit increased $4.0 million, or 102.6%, to $7.9 million in the fourteen-week period ended September 30, 2006, from $3.9 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, which accounted for $0.6 million, gross profit increased $3.4 million. The increase was primarily driven by higher product prices and delivery charges. Also adding to the improvement were lower replacement costs, reduced inventory write-offs, higher fixed deferred costs driven by higher inventory levels, favorable allocations from operations based on lower spending and a shipment carry-in from the fourth quarter of fiscal 2006. We anticipate that the favorable fixed deferred costs in the first quarter of fiscal 2007 will reverse in the second quarter as production volumes normalize. Harry and David Direct Marketing segment gross profit as a percentage of segment net sales was 28.5% in the fourteen-week period ended September 30, 2006, and 14.8% in the thirteen-week period ended September 24, 2005.

Harry and David Stores segment gross profit increased $2.3 million, or 23.2%, to $12.2 million in the fourteen-week period ended September 30, 2006, from $9.9 million in the thirteen-week period ended September 24, 2005, due to higher sales driven by comparable store sales, selected product price increases, reduced cost of goods sold, and favorable changes to product mix. Harry and David Stores segment gross profit as a percentage of segment net sales was 47.9% in the fourteen-week period ended September 30, 2006, compared to 45.3% in the thirteen-week period ended September 24, 2005.

Jackson & Perkins segment gross profit increased $0.6 million to $0.7 million in the fourteen-week period ended September 30, 2006, from $0.1 million in the thirteen-week period ended September 24, 2005. The increase was driven by cost reductions, primarily in shipping in the Jackson & Perkins direct marketing division. Jackson & Perkins segment gross profit as a percentage of segment net sales was 18.3% in the fourteen-week period ended September 30, 2006, and 2.4% in the thirteen-week period ended September 24, 2005.

Jackson & Perkins direct marketing division gross profit increased $0.4 million to $0.6 million in the fourteen-week period ended September 30, 2006, from $0.2 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, which accounted for $0.2 million, gross profit increased $0.2 million. The increase was due to higher product prices and delivery charges, delivery expense savings driven by a favorable mix of standard delivery versus higher-cost expedited delivery methods.

Other segment gross profit increased $1.6 million, or 145.5%, to $2.7 million in the fourteen-week period ended September 30, 2006, from $1.1 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week for Harry and David wholesale, which contributed $0.6 million of gross profit, the increase versus last year was $1.0 million. This increase was driven by the increased sales volume in the first quarter of fiscal 2007 compared to the first quarter in fiscal 2006 as well as a favorable quarter end fixed deferral entry due to higher inventory levels. We expect this deferred fixed cost to reverse in the second quarter of fiscal 2007 as production volumes normalize. Other segment gross profit as a percentage of segment net sales was 29.6% in the fourteen-week period ended September 30, 2006, and 26.7% in the thirteen-week period ended September 24, 2005. The favorable rate variance was primarily driven by favorable quarter end fixed cost deferrals in Harry and David wholesale, driven by higher inventory levels. We expect this to reverse in the second quarter of fiscal 2007 as production volumes normalize.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses consist of occupancy costs associated with our stores and corporate facility, advertising, credit costs, call center expenses, depreciation and amortization for store leasehold improvements and fixtures, corporate facilities, Information Technology (IT) equipment and software, and corporate administrative functions. Occupancy costs associated with the stores and corporate facility include rent, common area maintenance, utilities and other general expenses. Corporate administrative functions include the costs of executive administration, legal, human resources, finance, insurance, information technology services and other general expenses.

The following table summarizes our consolidated SG&A expenses, SG&A expenses by segment, and SG&A expenses as a percentage of consolidated and segment net sales for the periods indicated.

(Dollars in thousands)	Fourteen Weeks Ended		Thirteen Weeks Ended
	September 30, 2006	% Net Sales	September 24, 2005	% Net Sales
Harry and David Direct Marketing	$19,491	70.2%	$19,528	74.9%
Harry and David Stores	16,942	66.6%	15,918	73.2%
Jackson & Perkins	4,525	122.8%	3,702	65.1%
Other	743	8.2%	638	15.2%

Total	$41,701	63.3%	$39,786	68.9%

Consolidated SG&A expenses increased $1.9 million, or 4.8%, to $41.7 million in the fourteen-week period ended September 30, 2006, compared to $39.8 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, SG&A expenses this fiscal quarter were approximately $1.5 million lower than the same period last fiscal year. The increase was due to a combination of higher payroll expenses due to the filling of new positions and overall headcount, consulting expenses for strategic projects, an increase in bad debt reserves in the Jackson & Perkins wholesale division, and higher insurance costs.

Consolidated SG&A expenses as a percentage of consolidated net sales was 63.3% in the fourteen-week period ended September 30, 2006, compared to 68.9% in the thirteen-week period ended September 24, 2005. The rate improvement was primarily the result of leveraging fixed consolidated SG&A expenses over higher consolidated net sales as well as benefiting from lower payroll expenses. In addition, favorable payroll benefits expense due to lower insurance claims, the timing of advertising expenses, and lower depreciation and amortization on a rate basis also contributed to the improvement.

Harry and David Direct Marketing segment SG&A expenses were flat at $19.5 million in the fourteen-week period ended September 30, 2006, compared to $19.5 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, SG&A was approximately $1.3 million lower than the same period last fiscal year. This reduction compared to the same period in fiscal 2006 was primarily driven by $0.8 million in reduced advertising expenses due to 7.5% less catalog circulation and a reduction in Internet advertising spending. In addition, corporate overhead allocations were favorable $0.5 million driven by reductions in those areas. Harry and David Direct Marketing segment SG&A expenses as a percentage of segment net sales decreased to 70.2% in the fourteen-week period ended September 30, 2006 from 74.9% in the thirteen weeks ended September 24, 2005.

Harry and David Stores segment SG&A expenses increased $1.0 million, or 6.3%, to $16.9 million in the fourteen-week period ended September 30, 2006, compared to $15.9 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, SG&A expenses were approximately $0.4 million lower than last year due to fewer asset write-offs from fewer store remodels and relocations and lower depreciation, which was partially offset by an increase in payroll. Harry and David Stores segment SG&A expenses as a percentage of segment net sales decreased to 66.6% in the fourteen-week period ended September 30, 2006 from 73.2% in the thirteen weeks ended September 24, 2005.

Jackson and Perkins segment SG&A expenses increased $0.8 million, or 21.6%, to $4.5 million in the fourteen-week period ended September 30, 2006, compared to $3.7 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week, Jackson and Perkins direct marketing SG&A expenses were approximately $0.2 million less this fiscal quarter than the same period last fiscal year. This decrease was driven primarily by savings in advertising from reduced circulation, which was down 29.3% versus last fiscal year due to reduced circulation to less profitable customers and fewer mailings to prospective customers. In addition, savings in corporate overhead allocations were favorable compared to the same period in fiscal 2006. Jackson and Perkins wholesale SG&A expenses increased $0.5 million, of which approximately $0.3 million was due to the timing of travel expenses, outside services and trade show expenses, and $0.2 million was due to bad debt expense. Jackson & Perkins segment SG&A expenses as a percentage of segment net sales increased to 122.8% in the fourteen-week period ended September 30, 2006, primarily as the result of lower net sales.

Other category SG&A expenses increased $0.1 million, or 16.7%, to $0.7 million in the fourteen-week period ended September 30, 2006, compared to $0.6 million in the thirteen-week period ended September 24, 2005. Excluding the fourteenth week in Harry and David wholesale, which contributed approximately $0.1 million of expense, SG&A was flat compared to last year. Other category SG&A expenses as a percentage of segment net sales decreased to 8.2% in the fourteen-week period ended September 30, 2006.

OTHER (INCOME) EXPENSE

The following table summarizes our consolidated other (income)/expense and other (income)/expense by operating segment for the periods indicated.

(Dollars in thousands)	Fourteen Weeks Ended		Thirteen Weeks Ended
	September 30, 2006	% Net Sales	September 24, 2005	% Net Sales
Harry and David Direct Marketing	$—	—	$—	—
Harry and David Stores	—	—	(3)	—
Jackson & Perkins	(190)	(5.2)%	—	—
Other	(8,574)	(95.0)%	6,354	151.4%

Total	$(8,764)	(13.3)%	$6,351	11.0%

For the fourteen-week period ended September 30, 2006, we had $8.8 million in other income, compared to other expense of $6.4 million in the thirteen-week period ended September 24, 2005. The primary source of other income for the fourteen weeks ended September 30, 2006, was the recognition of a one-time, non-cash curtailment gain of $15.8 million associated with the soft freeze of our qualified and non-qualified pension plans effective June 25, 2006, offset by interest expense. The other expense for the thirteen weeks ended September 24, 2005, was primarily interest expense.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates for the first quarter of fiscal 2007 and fiscal 2006 were 38.4% and 44.6%, respectively. The lower tax rate in the first quarter of fiscal 2007 when compared to fiscal 2006 was due to a higher state effective tax rate and adjustments to state net operating losses (NOL) in fiscal 2006. Due to the existence of NOL carryforwards, we expect that our cash income tax payments will be immaterial in fiscal 2007.

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

	Fourteen weeks ended September 30, 2006	Thirteen weeks ended September 24, 2005
Net cash used in operating activities	$(78,465)	$(71,163)
Stock option compensation expense	121	113
Changes in operating assets and liabilities	(58,184)	(46,129)
Loss on disposal of fixed assets	87	75
Deferred income taxes	(3,959)	(13,715)
Pension curtailment gain	(15,844)
Amortization of deferred financing costs	694	583
Depreciation and amortization	4,482	5,176

Net loss	(5,862)	$(17,266)
Interest expense, net	7,270	6,351
Benefit for income taxes	(3,652)	(13,904)
Depreciation and amortization	4,482	5,176

EBITDA	2,238	$(19,643)

In the fourteen-week period ended September 30, 2006, net loss and EBITDA included:

•	$15.8 million non-cash pension curtailment gain;

•	$0.6 million of consulting fees associated with information technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.1 million of purchase accounting adjustments reflecting a one-time non-cash charge incurred primarily due to a step-up in store leaseholds and inventory value associated with the purchase accounting in connection with our acquisition of Harry & David Operations Corp. on June 17, 2004;

•	$0.2 million of severance expense;

•	$0.3 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.1 million loss on disposal of fixed assets; and

•	$0.2 million of income recognized from vendor settlements.

In the thirteen-week period ended September 24, 2005, net loss and EBITDA included:

•	$0.4 million of losses related to closed stores;

•	$0.1 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$0.1 million of consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.1 million of rent expenses due to a change in accounting treatment;

•	$0.1 million of charges related to stock option grants:

•	$0.3 million of fees paid to Wasserstein and Highfields under the management agreement; and

•	$0.5 million of incremental employee executive recruiting and relocation charges.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At September 30, 2006, our primary sources of liquidity were cash and cash equivalents of $4.0 million and unused borrowings under our revolving credit facility of $57.0 million to the extent of our current available borrowing base. As of September 30, 2006, we had approximately $66.0 million in borrowings and $2.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at September 30, 2006, were approximately $39.2 million. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility starting in July of each year to finance operations leading up to the December holiday selling season. Our available cash and borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during the fourth calendar quarter (our second fiscal quarter) because of the holiday selling season (see “Seasonality” below).

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

Cash Flows Used in Operating Activities

Cash used in operating activities totaled ($78.5) million in the fourteen-week period ended September 30, 2006, compared to ($71.2) million in the thirteen-week period ended September 24, 2005. The $7.3 million increase in cash used was primarily attributable to the extra week of operating activity in the current fiscal year, mainly payments to vendors for inventory and timing of payroll.

Cash Flows Used in Investment Activities

Cash used in investment activities totaled $7.3 million in the fourteen-week period ended September 30, 2006, compared to $4.1 million in the thirteen-week period ended September 24, 2005. Capital expenditures in the first fourteen weeks of fiscal 2007 included investment in an Enterprise Resource Planning (ERP) system, manufacturing capacity, new stores, and infrastructure for the Company’s new Eugene, Oregon call center.

We currently expect our capital expenditures to be approximately $23 million for fiscal 2007, primarily for the implementation of the ERP system, manufacturing improvements, new store openings, and systems modernization. However, our capital expenditures may be different than currently anticipated depending upon the size and nature of new business opportunities and actual cash flows generated by our operations.

Cash Flows Provided by Financing Activities

Cash provided by financing activities totaled $66.0 million for the fourteen weeks ended September 30, 2006, compared to $64.1 million in cash provided in the thirteen weeks ended September 24, 2005. The increase was primarily driven by increased borrowings required to fund our payments made for inventory during the additional week of operations in the first quarter of fiscal 2007.

Borrowing Arrangements

Revolving Credit Facility

Since the 2004 Acquisition, our principal sources of liquidity have been available cash, cash flows from operations, borrowings under our former $125.0 million revolving credit facility and our current $125.0 million revolving credit facility entered into by our subsidiary, Harry & David Operations Corp. on March 20, 2006, to replace the prior facility. The current revolving credit facility has a maturity date of March 20, 2011. Harry & David Operations Corp.’s ability to borrow under the revolving credit facility is subject to compliance with the borrowing base and with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing. Borrowings under the revolving credit facility bear interest, at Harry & David Operations Corp.’s option, at either a base rate, based on the higher of the federal funds rate plus 0.5% or the corporate base lending rate of UBS AG, or a Eurodollar rate, based on the rate offered in the London interbank market (“LIBOR”), plus in each case a borrowing margin determined based on our consolidated leverage ratio. Due to the seasonal nature of our business, we draw on our revolving credit facility to provide seasonal working capital to support inventory buildup and catalog production in advance of the holiday selling season and for other general corporate purposes. We have consistently generated substantial amounts of cash each holiday selling season. We are required by our banks to pay down the revolving credit facility to zero by the next business day following December 25th of each year. Cash generated during the holiday selling season is also typically used to fund our operations for several months during the post-holiday selling season, until we begin to build inventories and other working capital components to support our next holiday selling season.

As of September 30, 2006, we had approximately $66.0 million in borrowings and $2.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total additional available borrowings at September 30, 2006, were approximately $39.2 million.

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

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Risk Factors” in our Annual Report on Form 10-K. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture.

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

At September 30, 2006, we were in compliance with all of our covenants under the Credit Agreement.

Long-term Debt

In February 2005, Harry & David Operations Corp., our wholly owned subsidiary, issued $70.0 million in Senior Floating Rate Notes due March 1, 2012, and $175.0 million of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.40% and 8.87% at September 30, 2006, and September 24, 2005, respectively. The $175.0 million of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments commencing on December 1, 2005.

On December 16, 2005, Harry & David Operations Corp. completed an exchange offer for the Senior Notes and issued a like principal amount of unrestricted Senior Notes. The Senior Notes are the senior unsecured obligations of Harry & David Operations Corp. and are guaranteed on a senior unsecured basis by us and all of Harry & David Operations Corp.’s subsidiaries.

The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, engaging in asset dispositions or acquisitions, making investments, and our and our subsidiaries’ ability to pay dividends and other restricted payments, our ability to incur liens and transactions with affiliates. See Item 1 - Financial Information – Notes to Condensed Consolidated Financial Statements – Note 7 – Borrowing Arrangements.

Our ability to comply with these covenants may be affected by events beyond our control, such as those described under “Risk Factors” in our Annual Report on Form 10-K. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes could accelerate all amounts outstanding to be immediately due and payable.

At September 30, 2006, we were in compliance with all of our covenants under the indenture governing our Senior Notes.

Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

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

Based upon our current operations and historical results, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our future growth for the next 12 months. To the extent additional funding is required beyond the twelve-month horizon, we expect to seek additional financing in the public or private debt or equity capital markets. Our equity sponsors, Wasserstein & Co. and Highfields Capital Management, are not obligated to provide financing to us. If we are unable to obtain the capital we require to implement our business strategy on acceptable terms or in a timely manner, we would attempt to take appropriate actions to tailor our activities to match our available financing, including revising our business strategy and future growth plans to accommodate the amount of available financing.

Seasonality

Historically, our business has been subject to substantial seasonal variations in demand. A significant portion of our net sales and net earnings are realized during the holiday selling season from October through December, and levels of net sales and net earnings have generally been significantly lower during the period from January to September. We believe this is a general pattern for the direct-to-customer and retail industries, but it is more pronounced for our company than for others due to the gift-giving nature of our products.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2006. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

While we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting, we plan to continue to assess our internal controls and procedures and will take further action as necessary or appropriate to address any matters we identify, including to effect compliance with Section 404 of the Sarbanes-Oxley Act when we are required to make an assessment of our internal controls under Section 404 for fiscal 2008.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 14, 2006, the Board of Directors and the stockholders authorized an amendment to and restatement of the Company’s 2004 Stock Option Plan (the “Plan”) to increase the authorized number of shares which may be issued pursuant to options granted under the Plan from 100,000 to 150,000 and to provide for forfeited options to be automatically returned to the authorized number of shares available for issuance under the Plan.

The foregoing is only a summary of the amendments to the Plan and is qualified in its entirety by reference to the Amended and Restated 2004 Stock Option Plan attached as Exhibit 10.1 hereto and incorporated herein by reference. Because this Quarterly Report on Form 10-Q is being filed within four business days from November 14, 2006, the amendments are being disclosed hereunder rather than under Item 5.02 of Form 8-K.

ITEM 6. EXHIBITS

10.1	Amended and Restated 2004 Stock Option Plan

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

HARRY & DAVID HOLDINGS, INC.

By:	/S/ WILLIAM H. WILLIAMS
William H. Williams President and Chief Executive Officer

By:	/S/ STEPHEN V. O’CONNELL
Stephen V. O’Connell Chief Financial Officer and Chief Administrative Officer

November 14, 2006