Form 10-Q
period 2006-12-30
Harry & David Holdings, Inc.
filed 2007-02-13
CIK 1334127

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2006

or

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

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 8, 2007
Common stock $0.01 par value	1,031,673

HARRY & DAVID H OLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIA L INFORMATION

ITEM 1.	FINANCIAL STATEMEN TS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Bala nce Sheets

(in Thousands, Except Share and per Share Data)

	December 30, 2006 Unaudited	June 24, 2006	December 24, 2005 Unaudited
Assets
Current assets:
Cash and cash equivalents	$164,049	$23,802	$147,141
Trade accounts receivable, net	29,100	8,926	27,874
Other receivables	2,440	3,059	5,617
Inventories, net	64,230	74,117	70,197
Prepaid catalog expenses	4,501	3,066	5,376
Income taxes receivable	63	556	381
Other current assets	13,179	10,561	25,177

Total current assets	277,562	124,087	281,763
Fixed assets, net	175,680	174,010	174,231
Intangibles, net	31,671	32,657	34,023
Deferred financing costs, net	13,461	14,813	14,317
Deferred income taxes	2,608	9,293	8,663
Other assets	520	488	573

Total assets	$501,502	$355,348	$513,570

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$65,806	$26,455	$74,249
Accrued payroll and benefits	19,720	14,895	18,449
Deferred revenue	41,055	17,188	41,084
Deferred income taxes	56,061	26,442	45,272
Accrued interest	5,915	5,604	5,769
Accrued restructuring costs	—	—	1,196
Other accrued liabilities	18,770	11,474	36,016
Notes payable	—	—	15

Total current liabilities	207,327	102,058	222,050
Long-term debt	245,000	245,000	245,000
Accrued pension liability	18,368	35,621	33,389
Other long-term liabilities	3,292	3,119	2,711

Total liabilities	473,987	385,798	503,150

Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 1,500,000 shares authorized; 1,031,673, 1,019,929 and 1,014,888 shares issued and outstanding at December 30, 2006, June 24, 2006 and December 24, 2005, respectively	10	10	10
Additional paid-in capital	5,233	3,954	3,320
Retained earnings (accumulated deficit)	22,272	(34,414)	7,090

Total stockholders’ equity (deficit)	27,515	(30,450)	10,420

Total liabilities and stockholders’ equity (deficit)	$501,502	$355,348	$513,570

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except S hare and per Share Data)

(Unaudited)

	Thirteen weeks ended
	December 30, 2006	December 24, 2005
Net sales	$389,152	$362,392
Cost of good sold	185,883	185,211

Gross profit	203,269	177,181

Operating expenses:
Selling, general and administrative	92,788	86,529
Selling, general and administrative – related party	250	250

	93,038	86,779

Operating income	110,231	90,402

Other (income) expense:
Interest income	(319)	(156)
Interest expense	7,742	7,104
Other (income) expense	(77)	2,180

	7,346	9,128

Income before income taxes	102,885	81,274
Provision for income taxes	40,337	32,217

Net income	$62,548	$49,057

Earnings per share:
Basic and diluted	$61.12	$48.34

Weighted-average shares used in per share calculations:
Basic and diluted	1,023,319	1,014,888

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Exce pt Share and per Share Data)

(Unaudited)

	Twenty-seven weeks ended December 30, 2006	Twenty-six weeks ended December 24, 2005
Net sales	$455,050	$420,115
Cost of goods sold	228,358	227,967

Gross profit	226,692	192,148

Operating expenses:
Selling, general and administrative	134,239	126,065
Selling, general and administrative – related party	500	500

	134,739	126,565

Operating income	91,953	65,583

Other (income) expense:
Interest income	(437)	(258)
Interest expense	15,130	13,557
Pension curtailment gain	(15,844)	—
Other (income) expense	(267)	2,180

	(1,418)	15,479

Income before income taxes	93,371	50,104
Provision for income taxes	36,685	18,313

Net income	$56,686	$31,791

Earnings per share:
Basic and diluted	$55.49	$31.41

Weighted-average shares used in per share calculations:
Basic and diluted	1,021,561	1,012,171

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousan ds)

(Unaudited)

	Twenty-seven weeks ended December 30, 2006	Twenty-six weeks ended December 24, 2005
Operating activities
Net income	$56,686	$31,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	8,707	8,904
Amortization of intangible assets	986	1,154
Amortization of deferred financing costs	1,352	1,166
Stock option compensation expense	309	226
Write-off of deferred IPO costs	—	2,180
Loss on disposal of fixed assets	221	304
Deferred income taxes	36,304	18,352
Pension curtailment gain	(15,844)	—
Changes in operating assets and liabilities:
Accounts receivable	(19,555)	(23,032)
Inventories	9,887	(1,537)
Prepaid catalog and other assets	(3,592)	(22,522)
Accounts payable and accrued liabilities	50,547	88,877
Deferred revenue	23,867	26,082

Net cash provided by operating activities	149,875	131,945

Investing activities
Acquisition of fixed assets	(10,599)	(6,832)
Proceeds from the sale of fixed assets	1	11

Net cash used in investing activities	(10,598)	(6,821)

Financing activities
Borrowings of revolving debt	108,500	104,000
Repayments of revolving debt	(108,500)	(104,000)
Repayments of notes payable	—	(253)
Payments for deferred financing costs	—	(1,214)
Proceeds from exercise of stock options	970	1,230
Dividend	—	(2,600)

Net cash provided by (used in) financing activities	970	(2,837)

Increase in cash and cash equivalents	140,247	122,287
Cash and cash equivalents, beginning of period	23,802	24,854

Cash and cash equivalents, end of period	$164,049	$147,141

See accompanying notes.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Con densed Consolidated Financial Statements

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

2. BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheets as of December 30, 2006 and December 24, 2005, the Condensed Consolidated Statements of Operations for the thirteen-week periods ended December 30, 2006 and December 24, 2005, the Condensed Consolidated Statements of Operations for the twenty-seven week period ended December 30, 2006 and the twenty-six week period ended December 24, 2005, and the Condensed Consolidated Statements of Cash Flows for the twenty-seven week period ended December 30, 2006 and the twenty-six week period ended December 24, 2005 have been prepared from the Company’s unaudited Condensed Consolidated Financial Statements. In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week periods and the twenty-seven and twenty-six week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 24, 2006 presented in this report has been derived from the Company’s audited balance sheet not included in this report.

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

The Company’s fiscal year ends on the last Saturday in June, based on a fifty-two/fifty-three-week year. Fiscal years ending June 30, 2007 and June 24, 2006 contain fifty-three weeks and fifty-two weeks, respectively. The period ended December 30, 2006 contains twenty-seven weeks while the period ended December 24, 2005 contains twenty-six weeks. Accordingly, results for these two periods may not be comparable.

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

Certain reclassifications have been made to the December 24, 2005 financial statements to conform to the December 30, 2006, presentation. Such reclassifications had no effect on net income or net cash provided by operating activities, as originally reported. These reclassifications include the balance sheet presentation of fixed assets and deferred gift card expenses and the related statement of cash flow presentation, as well as the statement of cash flow presentation of the amortization of favorable lease agreements.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 for its fiscal year ending June 28, 2008. The Company is currently evaluating the potential effects of SFAS No. 157.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 provides guidance on how cumulative errors in the balance sheet should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in evaluating a current year misstatement SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the application of SAB 108 in the fourth quarter of fiscal 2007 to have a material effect on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company is required to adopt SFAS No. 158 for its fiscal year ending June 30, 2007, and has not yet determined the impact on its consolidated financial statements.

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

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF 06-3 includes sales, use, value added and certain excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on the Company’s consolidated financial position, results of operation or cash flows. The Company presents sales taxes on a net basis.

In June 2006, the EITF ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. EITF 06-2 provisions are effective for the first annual reporting period after the ratification in June 2006, and allow for either retrospective application, or a cumulative effect adjustment approach upon adoption. The Company is required to adopt EITF 06-2 for the fiscal year ending June 28, 2008, and is currently evaluating the impact that adoption will have on its consolidated financial statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

4. BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	December 30, 2006	June 24, 2006	December 24, 2005
Finished goods	$24,935	$20,382	$26,155
Materials, packaging supplies, and work-in process	25,802	31,915	29,730
Growing crops	13,493	21,820	14,312

Total	$64,230	$74,117	$70,197

Fixed Assets

Fixed assets consist of the following:

	December 30, 2006	June 24, 2006	December 24, 2005
Land	$30,547	$30,553	$30,663
Land improvements and orchard development costs	31,534	31,377	31,779
Buildings and improvements	57,846	56,459	56,874
Machinery and equipment	57,960	49,518	48,809
Leasehold improvements	9,010	7,610	7,428
Purchased and internally developed software	21,346	20,353	15,625
Capital projects-in-progress	6,323	8,451	5,870

	214,566	204,321	197,048
Accumulated depreciation and amortization	(38,886)	(30,311)	(22,817)

Total	$175,680	$174,010	$174,231

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

The customer mailing and rental lists and favorable lease agreements are being amortized using the straight-line method over their estimated useful lives. Amortization expense was $486 and $570, for the thirteen-week periods ended December 30, 2006 and December 24, 2005, respectively. For the twenty-seven week period ended December 30, 2006 and the twenty-six week period ended December 24, 2005, amortization expense was $986 and $1,154, respectively. Amortization expense of intangible assets is included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The following is a summary of intangible assets:

	December 30, 2006			June 24, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$28,437	$—	$28,437	$28,437	$—	$28,437
Harry and David customer and rental lists	6,728	(4,494)	2,234	6,728	(3,702)	3,026
Favorable lease agreements	1,971	(971)	1,000	1,971	(777)	1,194

	$37,136	$(5,465)	$31,671	$37,136	$(4,479)	$32,657

The estimated amortization expense for the remainder of 2007 and for each of the next four years and thereafter is as follows:

Fiscal Period:	Harry and David Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remainder of fiscal year 2007	$816	$174	$990
Fiscal year 2008	1,418	288	1,706
Fiscal year 2009	—	244	244
Fiscal year 2010	—	169	169
Fiscal year 2011	—	88	88
Thereafter	—	37	37

Total	$2,234	$1,000	$3,234

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

5. INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates for the second quarters of fiscal 2007 and fiscal 2006 were 39.2% and 39.6%, respectively.

6. BORROWING ARRANGEMENTS

Revolving Credit Facilities

On June 17, 2004, the Company entered into a revolving credit agreement with a group of lenders that provided for $150,000 of revolving credit secured by the assets of the Company. In conjunction with a refinancing on February 25, 2005, this agreement was amended to reduce the revolving credit to $125,000. In connection with the issuance of this facility, the Company incurred debt issuance fees of $7,812, which were recorded as deferred financing costs within long-term assets. As a result of the modification to the agreement in February 2005, the Company charged $1,098 of financing fees to interest expense, proportional to the decrease in borrowing capacity of the old arrangement and at December 30, 2006, $3,716 remained in deferred financing costs.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

On March 20, 2006, the Company replaced its existing credit facility with a new revolving credit agreement (the “Credit Agreement”) with a group of lenders that provides for $125,000 of revolving credit secured by the assets of the Company. The Credit Agreement has a maturity date of March 20, 2011. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. At December 30, 2006, the Company was in compliance with all of its covenants under the Credit Agreement.

The Company has accounted for the new Credit Agreement pursuant to EITF Issue No. 98-14, Debtor’s Accounting for Changes in Lines-of-Credit or Revolving-Debt Agreements, and accordingly has continued to defer $3,716 of unamortized deferred financing costs associated with the old credit agreement at December 30, 2006. Such deferred costs will be amortized over the term of the Credit Agreement. In connection with this facility, the Company incurred additional debt issuance fees of $1,848, which are recorded as deferred financing costs. The costs are amortized over the remaining life of the Credit Agreement and as of December 30, 2006 $1,565 of these costs remained as deferred financing costs.

As of December 24, 2005, the Company borrowed and repaid $104,000 under the prior credit facility. Interest on the borrowings was payable at a base rate or a Eurocurrency, plus an applicable margin and fees. As of December 30, 2006, the Company borrowed and repaid $108,500 under the Credit Agreement. Interest on the borrowings is payable at a base rate or a Eurocurrency rate, plus an applicable margin and fees.

As of December 30, 2006, unused borrowings under the revolving credit facility were $123,000 excluding $2,000 in letters of credit outstanding. The maximum available borrowing under the Credit Agreement are determined in accordance with an asset-based debt limitation formula. Total additional available borrowing capacity at December 30, 2006 was approximately $17,905.

Long-Term Debt

In February 2005, the Company issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.37% and 10.23% at December 30, 2006 and June 24, 2006, respectively. The $175,000 of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments commencing on December 1, 2005. The Company incurred $9,490 in deferred financing fees in connection with this note offering that have been recorded in deferred financing costs within long-term assets.

On December 16, 2005, the Company completed the public exchange offer for the Senior Notes. The Company incurred costs in connection with this exchange offer in the amount of $1,169 that are recorded as deferred financing costs in addition to the original fees in long-term assets. The costs are amortized over the remaining life of the associated Senior Notes and as of December 30, 2006, $8,180 remained on the balance sheet for all associated fees.

These Senior Notes represent the senior unsecured obligations of Harry & David Operations Corp., a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of its covenants under the indenture at December 30, 2006.

7. STOCK OPTION PLAN

In February 2005, the Company adopted a Non-Qualified Stock Option Plan (Plan). The Company accounts for stock-based compensation using the fair-value method under Statement of Financial Accounting Standards (SFAS) No. 123(R) Share Base Payment. The fair value of each option award is estimated on the date of grant using the Black-Scholes option

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

valuation model. Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted is derived from the time between initial grant and date of final vesting, as is a customary assumption for stock options in private equity-controlled companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. An assumption of a ten percent pre-vesting forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

Thirteen and Twenty-seven weeks ended December 30, 2006
Expected volatility	38.8%
Expected dividends	$0
Expected term (in years)	4.6 years
Risk-free rate	4.57%

A summary of option activity under the Plan for twenty-seven weeks ended December 30, 2006 is presented below:

Options	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 24, 2006	63,377	$82.60	8.6 years
Granted	11,520	190.00	9.9 years
Exercised	(11,744)	82.60	—
Forfeited	(2,601)	82.60	—

Outstanding at December 30, 2006	60,552	$103.03	8.5 years

As of December 30, 2006, 60,552 options were outstanding, of which 9,604 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 8.1 years. The total fair value of all options outstanding at December 30, 2006 was $1,608.

A summary of the status of the Company’s nonvested option shares as of December 30, 2006, and changes during the twenty-seven weeks ended December 30, 2006 is presented below:

Nonvested Option Shares	Option Shares	Weighted-Average Grant-Date Fair Value of Options
Outstanding at June 24, 2006	49,874	$30.04
Granted options	11,520	$11.74
Vested	(8,097)	$30.04
Forfeited	(2,349)	$30.04

Outstanding at December 30, 2006	50,948	$25.90

For the thirteen and twenty-seven week periods ended December 30, 2006, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $188 and $309, respectively. The total tax expense recognized for these periods was $90 and $44, respectively. As of December 30, 2006 there remained a total of $1,320 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan and will be recognized over the remaining vesting period. The weighted-average period of the remaining cost is 1.5 years.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

8. BENEFIT PROGRAMS

The following represents the components of net periodic pension and postretirement costs in accordance with revised SFAS No. 132R, Employers’ Disclosure About Pensions and Other Postretirement Benefits. The components of net periodic benefits for the Company’s qualified benefit and excess benefit plans are as follows:

	Thirteen weeks ended December 30, 2006	Thirteen weeks ended December 24, 2005	Twenty-seven weeks ended December 30, 2006	Twenty-six weeks ended December 24, 2005
Service cost	$1,096	$1,148	$2,192	$2,280
Interest cost	721	913	1,443	1,851
Expected return on plan assets	(722)	(614)	(1,445)	(1,376)
Amortization of prior service cost	—	3	—	5
Settlement gain	—	13	—	—

Net periodic benefit expense	$1,095	$1,463	$2,190	$2,760

During the thirteen and twenty-seven weeks ended December 30, 2006, the Company made a $1,335 and $3,599 contribution to its defined benefit plans, respectively.

On June 22, 2006, the board of directors approved a soft freeze of the Company’s qualified pension plan effective as of June 25, 2006, whereby no new participants will qualify to enter into the plan. A full freeze of the benefit accrual for the plan will be effective June 30, 2007. Under the provisions of SFAS No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS No. 88”), these benefit changes resulted in the recognition of a non-cash net curtailment gain of $13,959. The curtailment gain was recognized in the first quarter of fiscal 2007. The accrual of benefits will continue through the end of fiscal 2007; however, no new participants will enter or qualify for the plan. After July 1, 2007, the Company has a continuing obligation to fund the plan and will continue to recognize net periodic pension cost under SFAS 87, Employers’ Accounting for Pensions.

In addition, on August 1, 2006, the board of directors approved the adoption of a non-qualified pension plan, effective as of June 17, 2004, and approved a hard freeze of this plan effective June 30, 2007. Under the provisions of SFAS No. 88, these benefit changes resulted in the recognition of a non-cash net curtailment gain of $1,885. The curtailment gain was recognized in the first quarter of fiscal 2007. The accrual of benefits will continue through the end of fiscal 2007. After July 1, 2007, the Company will have a continuing obligation to pay plan participants and will continue to recognize net periodic pension cost under SFAS 87.

9. EARNINGS PER SHARE

Earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period, as follows (in thousands, except share and per share data):

	Thirteen weeks ended December 30, 2006	Thirteen weeks ended December 24, 2005	Twenty-seven weeks ended December 30, 2006	Twenty-six weeks ended December 24, 2005
Net income	$62,548	$49,057	$56,686	$31,791

Weighted average common shares outstanding
Basic and diluted	1,023,319	1,014,888	1,021,561	1,012,171

Basic and diluted earnings per share
Basic and diluted	$61.12	$48.34	$55.49	$31.41

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. Common shares relating to the stock options were excluded from the diluted earnings per share calculation where the exercise price was greater than or equal to the average market price of the Company’s common shares or where the assumed exercise would have been anti-dilutive during these periods. The excluded option shares were 60,552 million and 68,437 for the thirteen week-periods ended December 30, 2006 and December 24, 2005, respectively, and 61,855 and 71,275 for the twenty-seven week period ended December 30, 2006 and twenty-six week period December 24, 2005, respectively.

10. COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings in the ordinary course of, and which are incidental to, the Company’s business. Except for the matter set out below, the Company’s management believes that the ultimate liability, if any, resulting from such proceedings would not have a materially adverse effect on the Company’s results of operations, financial position or cash flows.

In January 2007 Harry and David was served with a complaint alleging violations of 15 U.S.C. §1681c(g), a provision of the Fair and Accurate Credit Transactions Act (FACTA), which relates to credit and debit card data that may be included on the electronically printed receipts provided to retail customers at the point of sale. The Company is in the process of evaluating the allegations in the complaint and has not yet determined the extent of any potential financial impact.

The Company’s food and horticultural products are subject to regulation and inspection by various governmental agencies, and involve the risk of injury to consumers. The Company maintains product liability insurance in an amount that it believes is adequate to cover the costs associated with any potential recalls.

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

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended December 30, 2006	Thirteen weeks ended December 24, 2005	Twenty-seven weeks ended December 30, 2006	Twenty-six weeks ended December 24, 2005
Minimum rent expense	$8,234	$8,285	$13,542	$13,462
Contingent rent expense	221	94	272	138

Total rent expense	$8,455	$8,379	$13,814	$13,600

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,197, or 7.5% of the portion of the proceeds from the sale of notes, which were distributed on February 25, 2005, to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% will vest in the next twelve quarters. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of December 30, 2006, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the twenty-seven weeks then ended.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

In connection with the Acquisition, the Company entered into an agreement with its shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During the twenty-seven weeks ended December 30, 2006, and the twenty-six weeks ended December 24, 2005, the Company paid $500 in each period in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

11. SEGMENT REPORTING

The Company has three reportable segments, Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins. The Harry and David Direct Marketing segment markets premium gift-quality fruit, gourmet food products and gifts under the Harry and David® brand through the Harry and David catalog, Internet (harryanddavid.com), business-to-business and consumer telemarketing operations. The Harry and David Stores segment sells similar products through retail locations (outlet stores, specialty stores and a Country Village store). The Jackson & Perkins segment markets horticultural products and gifts through the Jackson & Perkins catalog, Internet (jacksonandperkins.com), consumer telemarketing and wholesale operations. These reportable segments are strategic business units that offer similar products. They are managed separately because the business units utilize distinct marketing strategies. Performance of business units is evaluated considering revenue growth achieved and potential profitability, contribution to other units and capital investment requirements. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting polices. Transactions between reportable segments are generally recorded at cost. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, deferred income taxes, third-party and intercompany debt and other corporate long-lived assets, including manufacturing facilities. Also included within “Other” is the elimination of intercompany activity. Business units not required to be disclosed separately for segment reporting purposes are grouped in “Other” and include Harry and David wholesale, commercial sales of non-gift-quality fruit and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services and administrative and marketing support functions.

Dollars in thousands	Harry and David Direct Marketing	Harry and David Stores	Jackson & Perkins	Other	Total
Thirteen weeks ended December 30, 2006
Net external sales	$270,466	$71,552	$26,583	$20,551	$389,152
Net intersegment sales	77,139	13,136	3,427	(93,702)	—
Operating income	88,091	18,525	721	2,894	110,231
Net interest expense	—	—	1	7,422	7,423
Income (loss) before income taxes	88,150	18,538	721	(4,524)	102,885
Net income (loss)	88,150	18,538	721	(44,861)	62,548
Total assets	60,318	33,244	50,484	357,456	501,502

Thirteen weeks ended December 24, 2005
Net external sales	$257,866	$66,471	$26,016	$12,039	$362,392
Net intersegment sales	83,945	12,392	3,375	(99,712)	—
Operating income (loss)	72,441	16,714	(826)	2,073	90,402
Net interest expense (income)	—	(4)	—	6,952	6,948
Income (loss) before income taxes	72,441	16,718	(826)	(7,059)	81,274
Net income (loss)	46,558	11,315	155	(8,971)	49,057
Total assets	93,140	44,268	61,468	314,694	513,570

Twenty-seven weeks ended December 30, 2006
Net external sales	$298,219	$96,983	$30,267	$29,581	$455,050
Net intersegment sales	109,478	20,309	3,874	(133,661)	—

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Dollars in thousands	Harry and David Direct Marketing	Harry and David Stores	Jackson & Perkins	Other	Total
Operating income (loss)	76,502	13,752	(3,128)	4,827	91,953
Net interest expense	—	—	1	14,692	14,693
Income (loss) before income taxes	76,561	13,765	(2,938)	5,983	93,371
Net income (loss)	76,561	13,765	(2,938)	(30,702)	56,686
Total assets	60,318	33,244	50,484	357,456	501,502

Twenty-six weeks ended December 24, 2005
Net external sales	$283,951	$88,228	$31,700	$16,236	$420,115
Net intersegment sales	106,637	18,801	3,631	(129,069)	—
Operating income (loss)	56,768	10,652	(4,394)	2,557	65,583
Net interest expense (income)	—	(7)	—	13,306	13,299
Income (loss) before income taxes	56,768	10,659	(4,394)	(12,929)	50,104
Net income (loss)	35,085	6,763	(2,788)	(7,269)	31,791
Total assets	93,140	44,268	61,468	314,694	513,570

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Harry & David Operations Corp. issued $70,000 of Senior Floating Rate Notes due 2012 and $175,000 of Senior Fixed Rate Notes due 2013 (collectively, the Senior Notes) in February 2005 (see Note 7). The following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry & David Operations Corp. (the subsidiary issuer) under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of December 30, 2006, and June 24, 2006, and for the twenty-seven weeks ended December 30, 2006, and the twenty-six weeks ended December 24, 2005. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors. The Company has not presented separate financial information for each of the subsidiary guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of December 30, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,433	$13,951	$148,665	$—	$164,049
Trade accounts receivable, net	—	1	29,099	—	29,100
Other receivables	—	—	2,440	—	2,440
Inventories, net	—	—	64,230	—	64,230
Prepaid catalog expenses	—	—	4,501	—	4,501
Income taxes receivable	—	—	—	63	63
Other current assets	—	2,557	10,622	—	13,179

Total current assets	1,433	16,509	259,557	63	277,562
Fixed assets, net	—	25,725	149,955	—	175,680
Intangibles, net	—	—	31,671	—	31,671
Investment in subsidiaries	248,117	232,857	—	(480,974)	—
Deferred financing costs, net	—	13,461	—	—	13,461
Deferred income taxes	—	—	—	2,608	2,608
Other assets	—	325	195	—	520

Total assets	$249,550	$288,877	$441,378	$(478,303)	$501,502

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$24,014	$41,792	$—	$65,806
Accrued payroll and benefits	—	7,638	12,082	—	19,720
Income taxes payable	(63)	—	—	63	—
Deferred revenue	—	—	41,055	—	41,055
Deferred income taxes	56,061	—	—	—	56,061
Accrued interest	—	5,915	—	—	5,915
Other accrued liabilities	—	1,269	17,501	—	18,770

Total current liabilities	55,998	38,836	112,430	63	207,327
Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	18,368	—	18,368
Deferred income taxes	(2,608)	—	—	2,608	—
Intercompany debt	168,645	(243,076)	74,431	—	—
Other long-term liabilities	—	—	3,292	—	3,292

Total liabilities	222,035	40,760	208,521	2,671	473,987

Stockholders’ equity:
Common stock	10	1	100	(101)	10
Additional paid-in capital	5,233	222,410	105,519	(327,929)	5,233
Retained earnings	22,272	25,706	127,238	(152,944)	22,272

Total stockholders’ equity	27,515	248,117	232,857	(480,974)	27,515

Total liabilities and stockholders’ equity	$249,550	$288,877	$441,378	$(478,303)	$501,502

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of June 24, 2006

	Harry & David Holdings, Inc. (Parent-Only)(1)	Harry & David Operations Corp.(1)	Guarantor Subsidiaries	Eliminations and Reclassifications(1)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$463	$7,427	$15,912	$—	$23,802
Trade accounts receivable, net	—	—	8,926	—	8,926
Other receivables	—	358	2,701	—	3,059
Inventories, net	—	—	74,117	—	74,117
Prepaid catalog expenses	—	—	3,066	—	3,066
Income taxes receivable	259	—	297	—	556
Other current assets	—	2,317	8,244	—	10,561

Total current assets	722	10,102	113,263	—	124,087
Fixed assets, net	—	24,522	149,488	—	174,010
Intangibles, net	—	—	32,657	—	32,657
Investment in subsidiaries	153,778	124,429	—	(278,207)	—
Deferred financing costs, net	—	14,813	—	—	14,813
Deferred income taxes	—	—	—	9,293	9,293
Other assets	—	290	198	—	488

Total assets	$154,500	$174,156	$295,606	$(268,914)	$355,348

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$7,481	$18,974	$—	$26,455
Accrued payroll and benefits	—	3,524	11,371	—	14,895
Deferred revenue	—	—	17,188	—	17,188
Deferred income taxes	14	(7,519)	33,947	—	26,442
Accrued interest	—	5,604	—	—	5,604
Other accrued liabilities	—	921	10,553	—	11,474

Total current liabilities	14	10,011	92,033	—	102,058
Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	35,621	—	35,621
Deferred income taxes	(196)	(3,648)	(5,449)	9,293	—
Intercompany debt	185,132	(230,985)	45,853	—	—
Other long-term liabilities	—	—	3,119	—	3,119

Total liabilities	184,950	20,378	171,177	9,293	385,798

Stockholders’ equity (deficit):
Common stock	10	1	100	(101)	10
Additional paid-in capital	3,954	221,440	105,519	(326,959)	3,954
Retained earnings (accumulated deficit)	(34,414)	(67,663)	18,810	48,853	(34,414)

Total stockholders’ equity (deficit)	(30,450)	153,778	124,429	(278,207)	(30,450)

Total liabilities and stockholders’ equity (deficit)	$154,500	$174,156	$295,606	$(268,914)	$355,348

(1)	Certain amounts related to the investment in subsidiaries, additional paid-in capital and retained earnings (accumulated deficit) captions have been revised to properly reflect the application of the equity method, as required by Securities and Exchange Commission Rule 3-10 of Regulation S-X.

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 30, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$—	$488,625	$(99,473)	$389,152
Cost of goods sold	—	—	285,356	(99,473)	185,883

Gross profit	—	—	203,269	—	203,269

Selling, general and administrative	—	—	93,038	—	93,038

	—	—	93,038	—	93,038

Operating income	—	—	110,231	—	110,231

Other (income) expense:
Interest income	—	—	(319)	—	(319)
Interest expense	—	7,709	33	—	7,742
Other income	—	(75)	(2)	—	(77)
Equity in earnings of consolidated subsidiaries	(102,885)	(110,519)	—	213,404	—

	(102,885)	(102,885)	(288)	213,404	7,346

Income (loss) before income taxes	102,885	102,885	110,519	(213,404)	102,885
Provision for income taxes	40,337	—	—	—	40,337

Net income (loss)	$62,548	$102,885	$110,519	$(213,404)	$62,548

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 24, 2005

	Harry & David Holdings, Inc. (Parent-Only)(2)	Harry & David Operations Corp.(2)	Guarantor Subsidiaries	Eliminations and Reclassifications(2)	Consolidated
Net sales	$—	$—	$465,442	$(103,050)	$362,392
Cost of goods sold	—	—	288,261	(103,050)	185,211

Gross profit	—	—	177,181	—	177,181

Selling, general and administrative	—	—	86,779	—	86,779

	—	—	86,779	—	86,779

Operating income	—	—	90,402	—	90,402

Other (income) expense:
Interest income	(6)	—	(150)	—	(156)
Interest expense	—	7,098	6	—	7,104
Other expense	—	2,180	—	—	2,180
Equity in earnings of consolidated subsidiaries	(49,058)	(60,351)	—	109,409	—

	(49,064)	(51,073)	(144)	109,409	9,128

Income (loss) before income taxes	49,064	51,073	90,546	(109,409)	81,274
Provision for income taxes	7	2,015	30,195	—	32,217

Net income (loss)	$49,057	$49,058	$60,351	$(109,409)	$49,057

(2)	Amounts related to equity in earnings of consolidated subsidiaries in the Condensed Consolidating Statement of Operations have been included as required by Securities and Exchange Commission Rule 3-10 of Regulation S-X to properly reflect the application of the equity method.

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

For the Twenty-seven Weeks Ended December 30, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$—	$594,804	$(139,754)	$455,050
Cost of goods sold	—	—	368,112	(139,754)	228,358

Gross Profit	—	—	226,692	—	226,692

Selling, general and administrative	—	—	134,739	—	134,739

	—	—	134,739	—	134,739

Operating income	—	—	91,953	—	91,953

Other (income) expense
Interest income	—	—	(437)	—	(437)
Interest expense	—	15,057	73	—	15,130
Pension curtailment gain	—	—	(15,844)	—	(15,844)
Other income	—	(75)	(192)	—	(267)
Equity in earnings of consolidated subsidiaries	(93,371)	(108,353)	—	201,724	—

	(93,371)	(93,371)	(16,400)	201,724	(1,418)

Income (loss) before income taxes	93,371	93,371	108,353	(201,724)	93,371
Provision for income taxes	36,685	—	—	—	36,685

Net income (loss)	$56,686	$93,371	$108,353	$(201,724)	$56,686

Condensed Consolidating Statement of Operations

For the Twenty-six Weeks Ended December 24, 2005

	Harry & David Holdings, Inc. (Parent-Only)(2)	Harry & David Operations Corp.(2)	Guarantor Subsidiaries	Eliminations and Reclassifications(2)	Consolidated
Net sales	$—	$—	$552,829	$(132,714)	$420,115
Cost of goods sold	—	—	360,681	(132,714)	227,967

Gross profit	—	—	192,148	—	192,148

Selling, general and administrative	—	—	126,565	—	126,565

	—	—	126,565	—	126,565

Operating income	—	—	65,583	—	65,583

Other (income) expense
Interest income	(12)	—	(246)	—	(258)
Interest expense	—	13,552	5	—	13,557
Other expense	—	2,180	—	—	2,180
Equity in earnings of consolidated subsidiaries	(31,783)	(41,765)	—	73,548	—

	(31,795)	(26,033)	(241)	73,548	15,479

Income (loss) before income taxes	31,795	26,033	65,824	(73,548)	50,104
Provision (benefit) for income taxes	4	(5,750)	24,059	—	18,313

Net income (loss)	$31,791	$31,783	$41,765	$(73,548)	$31,791

(2)	Amounts related to equity in earnings of consolidated subsidiaries in the Condensed Consolidating Statement of Operations have been included as required by Securities and Exchange Commission Rule 3-10 of Regulation S-X to properly reflect the application of the equity method.

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

For the Twenty-seven Weeks Ended December 30, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by operating activities	17,455	22,205	110,215	—	149,875

Investing activities
Acquisition of fixed assets	—	(4,483)	(6,116)	—	(10,599)
Proceeds from the sale of fixed assets	—	—	1	—	1

Net cash used in investing activities	—	(4,483)	(6,115)	—	(10,598)

Financing activities
Borrowings of revolving debt	—	108,500	—	—	108,500
Repayments of revolving debt	—	(108,500)	—	—	(108,500)
Proceeds for exercise of stock options	970	—	—	—	970
Net (payments) receipts on intercompany debt	(17,455)	(11,198)	28,653	—	—

Net cash provided by (used in) financing activities	(16,485)	(11,198)	28,653	—	970

Increase in cash and cash equivalents	970	6,524	132,753	—	140,247
Cash and cash equivalents, beginning of period	463	7,427	15,912	—	23,802

Cash and cash equivalents, end of period	$1,433	$13,951	$148,665	$—	$164,049

Condensed Consolidating Statement of Cash Flows

For the Twenty-six Weeks Ended December 24, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	5,302	18,940	107,778	(75)	131,945

Investing activities
Acquisition of fixed assets	—	(2,750)	(4,082)	—	(6,832)
Proceeds from the sale of fixed assets	—	—	11	—	11
Transfer of fixed assets	—	183	(258)	75	—

Net cash provided by (used in) investing activities	—	(2,567)	(4,329)	75	(6,821)

Financing activities
Borrowings of revolving debt	—	104,000	—	—	104,000
Repayments of revolving debt	—	(104,000)	—	—	(104,000)
Repayments of notes payable	—	(253)	—	—	(253)
Payments for deferred financing costs	(3,214)	2,000	—	—	(1,214)
Net (payments) receipts on intercompany debt	(2,077)	(10,646)	12,723	—	—
Proceeds from exercise of stock options	1,230	—	—	—	1,230
Dividends to stockholders	(2,600)	—	—	—	(2,600)

Net cash provided by (used in) financing activities	(6,661)	(8,899)	12,723	—	(2,837)

Increase (decrease) in cash and cash equivalents	(1,359)	7,474	116,172	—	122,287
Cash and cash equivalents, beginning of period	1,405	13,731	9,718	—	24,854

Cash and cash equivalents, end of period	$46	$21,205	$125,890	$—	$147,141

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIO NS

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

Unless otherwise indicated, as used in this report, the terms “we”, “our”, and “us” refer to Harry and David Holdings, Inc. and its consolidated subsidiaries.

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

MATTERS AFFECTING COMPARABILITY

We report our financial statements using a 52/53-week year with our quarters ending on the last Saturday of September, December, March and June. Fiscal year 2007, beginning June 25, 2006 and ending June 30, 2007, includes 53 weeks versus 52 weeks in fiscal year 2006, from June 26, 2005 through June 24, 2006. Therefore, the fiscal 2007 year-to-date period includes 27 weeks versus 26 weeks for fiscal 2006 year-to-date period. Accordingly, results for these two periods may not be comparable.

RESULTS OF OPERATIONS

The following tables summarize certain information relating to our operating results that has been derived from our unaudited condensed consolidated financial statements for the thirteen weeks ended December 30, 2006 and December 24, 2005 as well the twenty-seven weeks ended December 30, 2006 and twenty-six weeks ended December 24, 2005. The amounts in the following table are in thousands.

	Thirteen weeks ended December 30, 2006	Thirteen weeks ended December 24, 2005	Twenty-seven weeks ended December 30, 2006	Twenty-six weeks ended December 24, 2005
Net sales	$389,152	$362,392	$455,050	$420,115
Cost of goods sold	185,883	185,211	228,358	227,967

Gross profit	203,269	177,181	226,692	192,148

Operating expenses:
Selling, general and administrative	92,788	86,529	134,239	126,065
Selling, general and administrative – related party	250	250	500	500

	93,038	86,779	134,739	126,565

Operating income	110,231	90,402	91,953	65,583

Other (income) expenses:
Interest income	(319)	(156)	(437)	(258)
Interest expense	7,742	7,104	15,130	13,557
Pension curtailment gain	—	—	(15,844)	—
Other (income) expense	(77)	2,180	(267)	2,180

	7,346	9,128	(1,418)	15,479

Income before income taxes	102,885	81,274	93,371	50,104
Provision for income taxes	40,337	32,217	36,685	18,313

Net income	$62,548	$49,057	$56,686	$31,791

NET SALES

The following table summarizes our consolidated net sales and net sales by segment for the periods indicated (dollars in thousands). The dollar amounts within the narrative are rounded to millions; as such, certain rounded amounts in the narrative may not sum to the amounts presented in the table.

	Thirteen Weeks Ended		Thirteen Weeks Ended		Twenty-seven Weeks Ended		Twenty-six Weeks Ended
	December 30, 2006	Percent of Total	December 24, 2005	Percent of Total	December 30, 2006	Percent of Total	December 24, 2005	Percent of Total
Harry and David Direct Marketing	$270,466	69.5%	$257,866	71.2%	$298,219	65.5%	$283,951	67.6%
Harry and David Stores	71,552	18.4%	66,471	18.3%	96,983	21.3%	88,228	21.0%
Jackson & Perkins	26,583	6.8%	26,016	7.2%	30,267	6.7%	31,700	7.5%
Other	20,551	5.3%	12,039	3.3%	29,581	6.5%	16,236	3.9%

Total Net Sales	$389,152	100.0%	$362,392	100.0%	$455,050	100.0%	$420,115	100.0%

Consolidated net sales of $389.2 million for the thirteen-week period ended December 30, 2006 increased $26.8 million, or 7.4%, from $362.4 million in the thirteen-week period ended December 24, 2005. This was primarily driven by increases in our Harry and David Direct Marketing segment, the Harry and David wholesale division within our Other segment and our Harry and David Stores segment. Our Harry and David Direct Marketing segment increase was driven by higher revenue from shipping and handling and higher net sales per shipped package. Our shipping and handling income increase was attributable to shipping and handling price increases we instituted earlier in the year, reduced delivery promotions as compared to the prior quarter and product price increases, as shipping and handling charges are product price dependent. The retail pricing improvement was attributable to selected price increases, reduced product markdowns and reduced promotional activity in the current year fiscal quarter compared to the prior year fiscal quarter. The growth in the Harry and David wholesale division was due to continued marketing efforts, which resulted in an increase in order volume from large customers such as Costco and Macy’s over the prior year. Harry and David Stores segment growth over the prior fiscal year was attributable to higher revenue per sales transaction due to less price promotional activity in the current year, price increases on selected items and higher customer traffic.

In our Harry and David Direct Marketing segment and the Jackson & Perkins Direct Marketing division, we received approximately 2.0 million telephone, mail, fax and Internet orders and shipped approximately 5.6 million packages during the thirteen weeks ended December 30, 2006, a decrease of approximately 5.9% in orders and 5.1% in shipped packages over the prior fiscal year period.

Consolidated net sales of $455.1 million for the twenty-seven week period ended December 30, 2006, increased $35.0 million, or 8.3%, from $420.1 million in the twenty-six week period ended December 24, 2005. Net sales increased approximately $21.8 million, or 5.2%, from fiscal 2006 to fiscal 2007, normalized for a twenty-six week period. The drivers of the increase in the twenty-seven week period results were primarily the same as those for the thirteen-week period.

Harry and David Direct Marketing

Harry and David Direct Marketing segment net sales, which include catalog, Internet, business-to-business and outbound telemarketing sales, as well as revenue from shipping and handling, increased $12.6 million, or 4.9%, to $270.5 million in the thirteen-week period ended December 30, 2006, from $257.9 million in the thirteen-week period ended December 24, 2005. Despite shipping fewer packages in the current fiscal quarter, sales increased due to a combination of increased income from shipping and handling per package, increased retail prices, lower markdowns and discounts due to our planned reduction in promotional activity and fewer product returns.

Harry and David Direct Marketing segment net sales increased $14.2 million, or 5.0%, to $298.2 million in the twenty-seven week period ended December 30, 2006, from $284.0 million in the twenty-six week period ended December 24, 2005. Net sales increased approximately $6.4 million, or 2.3% from fiscal 2006 to fiscal 2007, normalized for a twenty-six week period. The drivers of the increase in the twenty-seven week period results were the same as those for the thirteen-week period.

Harry and David Stores

Harry and David Stores segment net sales increased $5.1 million, or 7.7%, to $71.6 million in the thirteen-week period ended December 30, 2006, from $66.5 million in the thirteen-week period ended December 24, 2005. The increase was due to selected price increases, reduced promotional discounts and fewer product markdowns, the combination of which resulted in higher revenue per sales transaction. We also experienced higher customer traffic in the current year, which we believe was partially attributable to an overall positive customer response to new Harry and David merchandising, marketing and packaging efforts.

Sales for comparable stores were up 8.5% for the thirteen-week period ended December 30, 2006, compared to the thirteen-week period ended December 24, 2005. Sales for comparable stores were up 5.7% for the same period after adjusting for the shift in weeks from the thirteen-week period ending December 24, 2005 in the prior year to the thirteen-week period ended December 30, 2006 in the current year. December 2006 marked the thirty-seventh consecutive month of positive comparable store sales. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store. In both periods we had 135 stores in operation, although in the last twelve months we opened 6 new stores and closed 6 underperforming stores.

Harry and David Stores segment net sales increased $8.8 million, or 10.0%, to $97.0 million in the twenty-seven week period ended December 30, 2006, from $88.2 million in the twenty-six week period ended December 24, 2005. Harry and David Stores net sales increased approximately $5.1 million, or 5.8%, from fiscal 2006 to fiscal 2007, normalized for a twenty-six week period. We believe that in addition to the drivers for the thirteen-week period described above, a portion of the increase was due to the economic impact of hurricanes in the United States that negatively affected sales in first quarter of the prior year.

Jackson & Perkins

Jackson & Perkins segment net sales increased $0.6 million, or 2.3%, to $26.6 million in the thirteen-week period ended December 30, 2006, from $26.0 million in the thirteen-week period ended December 24, 2005. Net sales increased primarily due to improved sales from the Jackson & Perkins wholesale division, partially offset by a sales decrease in the Jackson & Perkins direct marketing division.

Jackson & Perkins wholesale division net sales increased $1.5 million, or 26.8%, to $7.1 million in the thirteen-week period ended December 30, 2006, from $5.6 million in the thirteen-week period ended December 24, 2005. The increase was primarily driven by timing of shipments and product mix improvements.

Jackson & Perkins direct marketing division net sales, which include catalog, Internet, business-to-business and outbound telemarketing sales, as well as revenue from shipping and handling, decreased approximately $1.0 million, or 4.9%, to $19.3 million in the thirteen-week period ended December 30, 2006, from $20.3 million in the thirteen-week period ended December 24, 2005. The primary driver of this decrease was a page reduction in our catalogs which reflected an overall strategy to reduce the number of less profitable products offered in our catalogs. The decrease was partially offset by improved revenue from shipping and handling for the current fiscal quarter as compared to the prior year fiscal quarter.

Jackson & Perkins segment net sales decreased $1.4 million, or 4.4%, to $30.3 million in the twenty-seven week period ended December 30, 2006, from $31.7 million in the twenty-six week period ended December 24, 2005. Net sales decreased approximately $3.1 million, or 9.8%, from fiscal 2006 to fiscal 2007, normalized for a twenty-six week period.

Jackson & Perkins wholesale division net sales decreased $0.4 million, or 5.2%, to $7.3 million in the twenty-seven week period ended December 30, 2006, from $7.7 million in the twenty-six week period ended December 24, 2005. The decrease was primarily driven by lower royalty income in the current fiscal period, which was partially offset by increased product pricing and changes in product mix.

Jackson & Perkins direct marketing division net sales decreased $1.0 million, or 4.4%, to $21.7 million in the twenty-seven week period ended December 30, 2006, from $22.7 million in the twenty-six week period ended December 24, 2005. In addition to the reduced page count in our catalogs discussed above, on a year-to-date basis, our catalog circulation decreased as part of our strategy to reduce mailings to less profitable segments.

Other

Other category net sales increased $8.6 million, or 71.7%, to $20.6 million in the thirteen-week period ended December 30, 2006, from $12.0 million in the thirteen-week period ended December 24, 2005. The increase was due to volume gains achieved with national retailers as a result of our continued efforts to market Harry and David ® products. In the Harry and David wholesale division, this resulted in significantly increased orders in the current fiscal quarter, predominantly driven by sales to Costco and Macy’s, whose programs expanded to include more retail locations and a broader assortment of Harry and David ® merchandise.

Other category net sales increased $13.4 million, or 82.7%, to $29.6 million in the twenty-seven week period ended December 30, 2006, from $16.2 million in the twenty-six week period ended December 24, 2005. The twenty-seventh week for Harry and David wholesale did not have a material impact on net sales as most our wholesale customers purchase in advance of the holidays. The drivers of the twenty-seven week period results were primarily the same as those for the thirteen-week period.

GROSS PROFIT

Gross profit equals sales less cost of goods sold. Cost of goods sold includes cost of goods, occupancy expenses for manufacturing and distribution facilities, warehouse and fulfillment costs and product delivery costs. Cost of goods consists of manufacturing costs, costs of externally purchased merchandise, inbound freight expenses, freight to other production/fulfillment locations, freight to stores, and other inventory-related costs such as shrinkage, replacement costs, markdowns and surplus write-offs. Occupancy expenses consist of depreciation, rent, utilities and other general occupancy costs. Warehouse and fulfillment costs consist of labor, storage and equipment expenses and other costs related to inventory positioning, shipment planning, receiving, picking, packing and shipping product to the end customer, stores and production/fulfillment locations. Product delivery costs consist of third-party delivery services to customers.

The following table summarizes our consolidated gross profit, gross profit by segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars in thousands). The dollar amounts within the narrative are rounded to millions; as such, certain rounded amounts in the narrative may not sum to the amounts presented in the table.

	Thirteen Weeks Ended		Thirteen Weeks Ended		Twenty-seven Weeks Ended		Twenty-six Weeks Ended
	December 30, 2006	Percent of Net Sales	December 24, 2005	Percent of Net Sales	December 30, 2006	Percent of Net Sales	December 24, 2005	Percent of Net Sales
Harry and David Direct Marketing	$150,759	55.7%	$129,998	50.4%	$158,661	53.2%	$133,853	47.1%
Harry and David Stores	38,287	53.5%	35,076	52.8%	50,456	52.0%	44,933	50.9%
Jackson & Perkins	10,023	37.7%	9,195	35.3%	10,699	35.3%	9,329	29.4%
Other	4,200	20.4%	2,912	24.2%	6,876	23.2%	4,033	24.8%

Total Gross Profit	$203,269	52.2%	$177,181	48.9%	$226,692	49.8%	$192,148	45.7%

Consolidated gross profit increased $26.1 million, or 14.7%, to $203.3 million in the thirteen-week period ended December 30, 2006, from $177.2 million in the thirteen-week period ended December 24, 2005. Consolidated gross profit as a percentage of consolidated net sales was 52.2% in the thirteen-week period ended December 30, 2006 and 48.9% in the thirteen-week period ended December 24, 2005. The rate improvement was driven by higher net sales per package, combined with lower variable manufacturing costs per package and reduced delivery expenses. The reduction in delivery expenses resulted from a favorable mix of lower cost delivery methods, fewer expedited delivery requests and reduced fuel surcharges. The lower variable products costs were a result of the success of our cost reduction initiatives implemented earlier in the year. These initiatives focused on reducing material costs while maintaining our product and packaging quality standards. The gross profit rate increases in our Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins segments were partially offset by a reduction in the gross profit rate in our Other segment due to increased sales volume in lower margin products in the Harry and David wholesale division.

Consolidated gross profit increased $34.6 million, or 18.0%, to $226.7 million in the twenty-seven week period ended December 30, 2006, from $192.1 million in the twenty-six week period ended December 24, 2005. Excluding the twenty-seventh week, which contributed $5.9 million of gross profit, consolidated gross profit increased approximately $28.7 million, or 14.9%, from fiscal 2006 to fiscal 2007, normalized for a twenty-six week period. Consolidated gross profit as a percentage of consolidated net sales was 49.8% in the twenty-seven week period ended December 30, 2006, and 45.7% in the twenty-six week period ended December 24, 2005. The drivers of the twenty-seven week period results were primarily the same as those for the thirteen-week period.

Harry and David Direct Marketing

Harry and David Direct Marketing segment gross profit increased $20.8 million, or 16.0%, to $150.8 million in the thirteen-week period ended December 30, 2006, from $130.0 million in the thirteen-week period ended December 24, 2005. On a rate basis, gross profit improved to 55.7% in the current fiscal period compared to 50.4% in the prior fiscal period. The rate improvement was driven by improved revenue from shipping and handling, product price increases, and lower average cost per package, as previously described. Also contributing to the rate increase were lower delivery expenses in the current fiscal quarter.

Harry and David Direct Marketing segment gross profit increased $24.8 million, or 18.5%, to $158.7 million in the twenty-seven week period ended December 30, 2006, from $133.9 million in the twenty-six week period ended December 24, 2005. Excluding the twenty-seventh week, which accounted for $4.3 million, gross profit increased $20.5 million, or 15.3%. Harry and David Direct Marketing segment gross profit as a percentage of segment net sales was 53.2% in the twenty-seven week period ended December 30, 2006, and 47.1% in the twenty-six week period ended December 24, 2005. The drivers of the twenty-seven week period results are primarily the same as those for the thirteen-week period.

Harry and David Stores

Harry and David Stores segment gross profit increased $3.2 million, or 9.1%, to $38.3 million in the thirteen-week period ended December 30, 2006, from $35.1 million in the thirteen-week period ended December 24, 2005. Harry and David Stores segment gross profit as a percentage of segment net sales was 53.5% in the thirteen-week period ended December 30, 2006, compared to 52.8% in the thirteen-week period ended December 24, 2005. The rate improvement was driven by higher net sales attributable to selected price increases, reduced product markdowns as well as lower variable manufacturing costs as previously described.

Harry and David Stores segment gross profit increased $5.6 million, or 12.5%, to $50.5 million in the twenty-seven week period ended December 30, 2006, from $44.9 million in the twenty-six week period ended December 24, 2005. Excluding the twenty-seventh week, which accounted for $1.3 million, gross profit increased $4.3 million, or 9.6%. Harry and David Stores segment gross profit as a percentage of segment net sales was 52.0% in the twenty-seven week period ended December 30, 2006, compared to 50.9% in the twenty-six week period ended December 24, 2005. The drivers of the twenty-seven week period results were primarily the same as those for the thirteen-week period.

Jackson & Perkins

Jackson & Perkins segment gross profit increased $0.8 million, or 8.7%, to $10.0 million in the thirteen-week period ended December 30, 2006, from $9.2 million in the thirteen-week period ended December 24, 2005. The increase was driven by improved margins in our Jackson & Perkins direct marketing division partially offset by reduced margins in our Jackson & Perkins wholesale division. Jackson & Perkins segment gross profit as a percentage of segment net sales was 37.7% in the thirteen-week period ended December 30, 2006, and 35.3% in the thirteen-week period ended December 24, 2005.

Jackson & Perkins direct marketing division gross profit increased $1.2 million, or 14.8%, to $9.3 million in the thirteen-week period ended December 30, 2006, from $8.1 million in the thirteen-week period ended December 24, 2005 despite the net sales decrease of $1.0 million. The gross profit improvement was a result of higher revenue from shipping and handling, higher retail prices per package, lower markdowns and discounts per package and reduced delivery expenses.

Jackson & Perkins wholesale division gross profit decreased $0.4 million, or 33.3%, to $0.8 million in the thirteen-week period ended December 30, 2006, from $1.2 million in the thirteen-week period ended December 24, 2005. The decrease was attributable to lower net sales, higher inventory reserves and higher royalty expenses in the current fiscal quarter.

Jackson & Perkins segment gross profit increased $1.4 million, or 15.1%, to $10.7 million in the twenty-seven week period ended December 30, 2006, from $9.3 million in the twenty-six week period ended December 24, 2005. Excluding the twenty-seventh week, which accounted for $0.4 million, gross profit increased $1.0 million, or 10.8%. Jackson & Perkins segment gross profit as a percentage of segment net sales was 35.3% in the twenty-seven week period ended December 30, 2006, and 29.4% in the twenty-six week period ended December 24, 2005.

Jackson & Perkins direct marketing division gross profit increased $1.7 million to $9.9 million in the twenty-seven week period ended December 30, 2006, from $8.2 million in the twenty-six week period ended December 24, 2005. The drivers of the twenty-seven week period results were primarily the same as those for the thirteen-week period.

Jackson & Perkins wholesale division gross profit decreased $0.3 million to $0.8 million in the twenty-seven week period ended December 30, 2006, from $1.1 million in the twenty-six week period ended December 24, 2005. The decrease was attributable to higher inventory reserves and lower royalty income, which was partially offset by lower royalty expense in the twenty-seven week period ended December 30, 2006.

Other

Other segment gross profit increased $1.3 million, or 44.8%, to $4.2 million in the thirteen-week period ended December 30, 2006, from $2.9 million in the thirteen-week period ended December 24, 2005. The dollar increase was driven by increased Harry and David wholesale division sales to Costco and Macy’s, whose programs expanded to include more retail locations and a broader assortment of Harry and David® merchandise. Other segment gross profit as a percentage of segment net sales was 20.4% in the thirteen-week period ended December 30, 2006, and 24.2% in the thirteen-week period ended December 24, 2005. This rate decrease was due to unfavorable mix changes reflecting greater sales in lower margin products.

Other segment gross profit increased $2.9 million, or 72.5%, to $6.9 million in the twenty-seven week period ended December 30, 2006, from $4.0 million in the twenty-six week period ended December 24, 2005. The twenty-seventh week for Harry and David wholesale did not have a material impact on the gross profit as most of our wholesale customers purchase in advance of the holidays. Other segment gross profit as a percentage of segment net sales was 23.2% in the twenty-seven week period ended December 30, 2006, and 24.8% in the twenty-six week period ended December 24, 2005. The drivers of the twenty-seven week period results were primarily the same as those for the thirteen-week period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses consist of occupancy costs associated with our stores and corporate facility, advertising, credit costs, call center expenses, depreciation and amortization for store leasehold improvements and fixtures, corporate facilities, Information Technology (IT) equipment and software, and corporate administrative functions. Occupancy costs associated with the stores and corporate facility include rent, common area maintenance, utilities and other general expenses. Corporate administrative functions include the costs of executive administration, legal, human resources, finance, insurance, information technology services and other general expenses. Corporate overhead allocations described below consist of various corporate overhead functions that are incurred by our Other segment and allocated to the three other reportable segments. Accordingly, the fluctuation drivers for consolidated SG&A are generally the same for each reportable segment unless otherwise indicated.

The following table summarizes our consolidated SG&A expenses, SG&A expenses by segment, and SG&A expenses as a percentage of consolidated and segment net sales for the periods indicated (dollars in thousands). The dollar amounts within the narrative are rounded to millions; as such, certain rounded amounts in the narrative may not sum to the amounts presented in the table.

	Thirteen Weeks Ended		Thirteen Weeks Ended		Twenty-seven Weeks Ended		Twenty-six Weeks Ended
	December 30, 2006	Percent of Net Sales	December 24, 2005	Percent of Net Sales	December 30, 2006	Percent of Net Sales	December 24, 2005	Percent of Net Sales
Harry and David Direct Marketing	$62,668	23.2%	$57,558	22.3%	$82,159	27.5%	$77,086	27.1%
Harry and David Stores	19,762	27.6%	18,362	27.6%	36,704	37.8%	34,280	38.9%
Jackson & Perkins	9,302	35.0%	10,021	38.5%	13,827	45.7%	13,723	43.3%
Other	1,306	6.4%	838	7.0%	2,049	6.9%	1,476	9.1%

Total SG&A	$93,038	23.9%	$86,779	24.0%	$134,739	29.6%	$126,565	30.1%

Consolidated SG&A expenses increased $6.2 million, or 7.1%, to $93.0 million in the thirteen-week period ended December 30, 2006, compared to $86.8 million in the thirteen-week period ended December 24, 2005. The increase was primarily associated with a higher performance-based incentive compensation accrual resulting from the achievement of certain financial goals as well as an increase in consulting expenses related to the implementation of an Enterprise Resource Planning (ERP) software package. As described below, these increases were partially offset by reduced advertising costs in the Jackson & Perkins direct marketing division. Consolidated SG&A expenses as a percentage of consolidated net sales were 23.9% in the thirteen-week period ended December 30, 2006, compared to 24.0% in the thirteen-week period ended December 24, 2005.

Consolidated SG&A expenses increased $8.1 million, or 6.4%, to $134.7 million in the twenty-seven week period ended December 30, 2006, compared to $126.6 million in the twenty-six week period ended December 24, 2005. In addition to the drivers described above for the thirteen-week period, the additional week also contributed to an increase in SG&A of approximately $4.1 million in the current fiscal period. Consolidated SG&A expenses as a percentage of consolidated net sales were 29.6% in the twenty-seven week period ended December 30, 2006, compared to 30.1% in the twenty-six week period ended December 24, 2005.

Harry and David Direct Marketing

Harry and David Direct Marketing segment SG&A expenses increased $5.1 million, or 8.9%, to $62.7 million in the thirteen-week period ended December 30, 2006, compared to $57.6 million in the thirteen-week period ended December 24, 2005. This increase was primarily a result of higher corporate overhead allocations in the current fiscal quarter. Harry and David Direct Marketing segment SG&A expenses as a percentage of segment net sales were 23.2% in the thirteen-week period ended December 30, 2006, compared to 22.3% in the thirteen-week period ended December 24, 2005.

Harry and David Direct Marketing segment SG&A expenses increased $5.1 million, or 6.6%, to $82.2 million in the twenty-seven week period ended December 30, 2006, compared to $77.1 million in the twenty-six week period ended December 24, 2005. The drivers of the twenty-seven week period results were primarily the same as those for the thirteen-week period. Excluding the twenty-seventh week, SG&A expenses increased $2.9 million or 3.8%. Harry and David Direct Marketing segment SG&A expenses as a percentage of segment net sales were 27.5% in the twenty-seven week period ended December 30, 2006, compared to 27.1% in the twenty-six week period ended December 24, 2005.

Harry and David Stores

Harry and David Stores segment SG&A expenses increased $1.4 million, or 7.6%, to $19.8 million in the thirteen-week period ended December 30, 2006, compared to $18.4 million in the thirteen-week period ended December 24, 2005. This increase was primarily due to higher corporate overhead allocations, increased payroll expenses due to merit and headcount increases for salaried employees and higher hourly employee expenses to support the increased sales volume, and higher depreciation. Harry and David Stores segment SG&A expenses as a percentage of consolidated net sales were 27.6% in both thirteen-week periods ended December 30, 2006 and December 24, 2005.

Harry and David Stores segment SG&A expenses increased $2.4 million, or 7.0%, to $36.7 million in the twenty-seven week period ended December 30, 2006, compared to $34.3 million in the twenty-six week period ended December 24, 2005. Excluding the twenty-seventh week SG&A increased approximately $1.0 million as compared to the twenty-six week period in the prior fiscal year. Harry and David Stores segment SG&A expenses as a percentage of segment net sales was 37.8% in the twenty-seven week period ended December 30, 2006, compared to 38.9% in the twenty-six week period ended December 24, 2005. The drivers of the twenty-seven week period results were primarily the same as those for the thirteen-week period.

Jackson & Perkins

Jackson & Perkins segment SG&A expenses decreased $0.7 million, or 7.0%, to $9.3 million in the thirteen-week period ended December 30, 2006, compared to $10.0 million in the thirteen-week period ended December 24, 2005. The decrease was primarily due to reduced advertising expense of $1.2 million in the Jackson & Perkins direct marketing division driven primarily by savings from reduced pages in our catalogs. This decrease was partially offset by an increase of $0.3 million in the Jackson & Perkins wholesale division due to increased travel expenses and an increased bad debt reserve. Jackson & Perkins segment SG&A expenses as a percentage of consolidated net sales were 35.0% in the thirteen-week period ended December 30, 2006, compared to 38.5% in the thirteen-week period ended December 24, 2005.

Jackson & Perkins segment SG&A expenses increased $0.1 million, or 0.7%, to $13.8 million in the twenty-seven week period ended December 30, 2006, compared to $13.7 million in the twenty-six week period ended December 24, 2005. Excluding the twenty-seventh week, which contributed approximately $0.5 million of expense, SG&A expenses were lower compared to last year. Jackson & Perkins segment SG&A expenses as a percentage of segment net sales were 45.7% in the twenty-seven week period ended December 30, 2006, compared to 43.3% in the twenty-six week period ended December 24, 2005.

Other

Other segment SG&A expenses increased $0.5 million, or 62.5%, to $1.3 million in the thirteen-week period ended December 30, 2006, compared to $0.8 million in the thirteen-week period ended December 24, 2005. The increase was driven by increased advertising and trade shows in the Harry and David wholesale division. Other segment SG&A expenses as a percentage of consolidated net sales were 6.4% in the thirteen-week period ended December 30, 2006, compared to 7.0% in the thirteen-week period ended December 24, 2005.

Other segment SG&A expenses increased $0.5 million, or 33.3%, to $2.0 million in the twenty-seven week period ended December 30, 2006, compared to $1.5 million in the twenty-six week period ended December 24, 2005. The drivers of the twenty-seven week period results were primarily the same as those for the thirteen-week period. The twenty-seventh week in Harry and David wholesale did not have a material effect on the period. Other category SG&A expenses as a percentage of segment net sales were 6.9% in the twenty-seven week period ended December 30, 2006, compared to 9.1% in the twenty-six week period ended December 24, 2005.

OTHER (INCOME) EXPENSE

Other (income) expense consists of interest and other non-operating expense (income) and is primarily recognized within our Other segment.

Other (income) expense decreased by $1.8 million, or 19.8%, to $7.3 million in the thirteen-week period ended December 30, 2006, from $9.1 million in the thirteen-week period ended December 24, 2005. The other expense for the thirteen weeks ended December 30, 2006, was primarily comprised of interest expense in our Other segment. The other expense for the thirteen weeks ended December 24, 2005, was primarily comprised of interest expense of $7.1 million and the $2.2 million write-off of deferred IPO costs.

Other (income) expense decreased $16.9 million, or 109.0%, to ($1.4) million in the twenty-seven week period ended December 30, 2006, compared to $15.5 million in the twenty-six week period ended December 24, 2005. The primary source of other income for the twenty-seven weeks ended December 30, 2006 was the recognition of a one-time curtailment gain of $15.8 million associated with the freeze of our qualified and non-qualified pension plans effective June 25, 2006, offset by interest expense of $15.1 million. The other expense for the prior fiscal period was primarily comprised of interest expense of $13.6 million and the $2.2 million write-off of deferred IPO costs, as noted above. For further discussion of the freeze of our pension, see Note 8 to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates for the second quarter of fiscal 2007 and fiscal 2006 were 39.2% and 39.6%, respectively.

EBITDA

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see note below, “Non-GAAP Financial Measure: EBITDA.” The following table reconciles EBITDA to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income, which we believe to be the closest GAAP performance measure to EBITDA:

	Thirteen weeks ended December 30, 2006	Thirteen weeks ended December 24, 2005	Twenty-seven weeks ended December 30, 2006	Twenty-six weeks ended December 24, 2005
Net cash provided by operating activities	$228,340	$203,108	$149,875	$131,945
Stock option compensation expense	188	113	309	226
Changes in operating assets and liabilities	119,442	114,100	61,154	67,868
Write-off of deferred IPO costs	—	2,180	—	2,180
Loss on disposal of fixed assets	134	229	221	304
Deferred income taxes	40,263	32,067	36,304	18,352
Pension curtailment gain	—	—	(15,844)	—
Amortization of deferred financing costs	658	583	1,352	1,166
Depreciation and amortization	5,107	4,779	9,693	10,058

Net income	62,548	49,057	56,686	31,791
Interest expense, net	7,423	6,948	14,693	13,299
Provision for income taxes	40,337	32,217	36,685	18,313
Depreciation and amortization	5,107	4,779	9,693	10,058

EBITDA	$115,415	$93,001	$117,757	$73,461

In the thirteen-week period ended December 30, 2006, net income and EBITDA included:

•	$2.3 million of consulting fees associated with the implementation of our ERP software project, other IT strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.6 million severance;

•	$0.2 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.1 million loss on disposal of fixed assets; and

•	$0.1 million of income recognized from vendor settlements.

In the thirteen-week period ended December 24, 2005, net income and EBITDA included:

•	$0.9 million of income related to closed stores (income is due to December sales seasonality);

•	$0.3 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.1 million of incremental employee executive recruiting and relocation charges; and

•	$2.2 million of deferred IPO costs that were written off.

In the twenty-seven week period ended December 30, 2006, net income and EBITDA included:

•	$15.8 million non-cash pension curtailment gain;

•	$2.9 million of consulting fees associated with the implementation of our ERP software project, other IT strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.8 million severance;

•	$0.5 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.2 million loss on disposal of fixed assets; and

•	$0.3 million of income recognized from vendor settlements.

In the twenty-six week period ended December 24, 2005, net income and EBITDA included:

•	$0.3 million of income related to closed stores (income is due to December sales seasonality);

•	$0.1 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At December 30, 2006, our primary sources of liquidity were cash and cash equivalents of $164.0 million and unused borrowings under our revolving credit facility of $123.0 million to the extent of our current available borrowing base. As of December 30, 2006, we had $2.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at December 30, 2006 were approximately $17.9 million. See further discussion of our revolving credit facility below under “Borrowing Arrangements”. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility starting in the first quarter of each fiscal year to finance operations leading up to the December holiday selling season. Our available cash and borrowings are used to fund general operating expenses, inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during the fourth calendar quarter (our second fiscal quarter) because of the holiday selling season (see “Seasonality” below).

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

Cash Flows Provided by Operating Activities

Cash provided by operating activities totaled $149.9 million in the twenty-seven week period ended December 30, 2006, compared to $131.9 million in the twenty-six week period ended December 24, 2005. The $18.0 million increase in cash provided by operating activities was due to increased cash flow of $24.6 million from operating activities primarily attributable to our improved results.

Cash Flows Used in Investment Activities

Cash used in investment activities totaled $10.6 million in the twenty-seven week period ended December 30, 2006, compared to $6.8 million in the twenty-six week period ended December 24, 2005. Capital expenditures in the first twenty-seven weeks of fiscal 2007 included investment in an Enterprise Resource Planning (ERP) system, additional manufacturing capacity, and a new transportation and fulfillment management system to support distribution, and infrastructure for our seasonal call center, which was relocated within the city of Eugene.

We currently expect our capital expenditures to be approximately $23.0 million for fiscal 2007, based primarily on spending for the implementation of the ERP system, manufacturing improvements, new store openings, and systems modernization. However, our capital expenditures may be different than currently anticipated depending upon the size and nature of new business opportunities and actual cash flows generated by our operations.

Cash Flows Provided by Financing Activities

Cash provided by financing activities totaled $1.0 million for the twenty-seven weeks ended December 30, 2006, compared to a usage of $2.8 million in the twenty-six weeks ended December 24, 2005. The increase was primarily driven by payments in the prior year related to deferred financing costs and a dividend, neither of which occurred in the current year.

Borrowing Arrangements

Revolving Credit Facility

Our principal sources of liquidity are available cash, cash flows from operations and borrowings under our $125.0 million revolving credit facility agreement (the “Credit Agreement”) entered into by our subsidiary Harry & David Operations Corp. The revolving credit facility has a maturity date of March 20, 2011. Harry & David Operations Corp.’s ability to borrow under the revolving credit facility is limited by the borrowing base and is subject to compliance with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing. Borrowings under the revolving credit facility bear interest, at Harry & David Operations Corp.’s option, at either a base rate, based on the higher of the federal funds rate plus 0.5% or the corporate base lending rate of UBS AG, or a Eurodollar rate, based on the rate offered in the London interbank market (“LIBOR”), plus in each case a borrowing margin determined based on our consolidated leverage ratio. Due to the seasonal nature of our business, we draw on our revolving credit facility to provide seasonal working capital to support inventory buildup and catalog production in advance of the holiday selling season and for other general corporate purposes. We have consistently generated substantial amounts of cash each holiday selling season. We are required by our banks to pay down the revolving credit facility to zero by the next business day following December 25th of each year. Cash generated during the holiday selling season is also typically used to fund our operations for several months during the post-holiday selling season, until we begin to build inventories and other working capital components to support our next holiday selling season.

As of December 30, 2006, we had $2.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the Credit Agreement are determined in accordance with our asset-based debt limitation formula. Total additional available borrowing capacity at December 30, 2006 was approximately $17.9 million.

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

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Risk Factors” in Item 1.A.of our Annual Report on Form 10-K. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture.

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

At December 30, 2006, we were in compliance with all of our covenants under the Credit Agreement.

Long-term Debt

In February 2005, Harry & David Operations Corp., our wholly-owned subsidiary, issued $70.0 million in Senior Floating Rate Notes due March 1, 2012, and $175.0 million of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.37% and 10.23% at December 30, 2006, and June 24, 2006, respectively. The $175.0 million of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments.

On December 16, 2005, Harry & David Operations Corp. completed an exchange offer for the Senior Notes and issued a like principal amount of unrestricted Senior Notes. The Senior Notes are the senior unsecured obligations of Harry & David Operations Corp. and are guaranteed on a senior unsecured basis by us and all of Harry & David Operations Corp.’s subsidiaries.

The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, engaging in asset dispositions or acquisitions, making investments, Harry & David Operations Corp. and its subsidiaries’ ability to pay dividends and other restricted payments and their ability to incur liens and transactions with affiliates. See Note 6 to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Harry & David Operations Corp. and its subsidiaries’ ability to comply with these covenants may be affected by events beyond their control, such as those described under “Risk Factors” in our Annual Report on Form 10-K as updated in Part II, Item 1A, herein. If Harry & David Operations Corp. and its subsidiaries’ do not remain in compliance with these covenants, they may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes could accelerate all amounts outstanding to be immediately due and payable.

At December 30, 2006, we were in compliance with all of our covenants under the indenture governing our Senior Notes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 157 for our fiscal year ending June 28, 2008. We are currently evaluating the potential effects of SFAS No. 157.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 provides guidance on how cumulative errors in the balance sheet should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in evaluating a current year misstatement SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect the application of SAB 108 in the fourth quarter of fiscal 2007 to have a material effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We are required to adopt SFAS No. 158 for our fiscal year ending June 30, 2007, and have not yet determined the impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria, balance sheet classification, interim period accounting and significantly expands disclosure provisions for uncertain tax positions taken or that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We arerequired to adopt FIN 48 for our fiscal year ending June 28, 2008, and have not yet determined the impact on our consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF 06-3 includes sales, use, value added and certain excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our consolidated financial position, results of operation or cash flows. We present sales taxes on a net basis.

In June 2006, the EITF ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. EITF 06-2 provisions are effective for the first annual reporting period after the ratification in June 2006, and allow for either retrospective application, or a cumulative effect adjustment approach upon adoption. We are required to adopt EITF 06-2 for the fiscal year ending June 28, 2008, and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

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

ITEM 3.	QUANTITATIV E AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

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

ITEM 4.	CONTROLS A ND PROCEDURES

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 30, 2006. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

While we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting, we plan to continue to assess our internal controls and procedures and will take action as necessary or appropriate to address any matters we identify, including to effect compliance with Section 404 of the Sarbanes-Oxley Act when we are required to make an assessment of our internal controls under Section 404 for fiscal 2008.

PART II. OTHER IN FORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is contained in Note 10 to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A.	RISK FACTO RS

There have been no material changes from the risk factors disclosed under “Risk Factors” in Item 1.A. of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006.

ITEM 2.	UN REGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	D EFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

HARRY & DAVID HOLDINGS, INC.

By:	/S/ WILLIAM H. WILLIAMS
William H. Williams
President and Chief Executive Officer

By:	/S/ STEPHEN V. O’CONNELL
Stephen V. O’Connell
Chief Financial Officer and Chief Administrative Officer

February 13, 2007