Form 10-Q
period 2007-03-31
Harry & David Holdings, Inc.
filed 2007-05-15
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 9, 2007
Common stock $0.01 par value	1,031,838

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets – as of March 31, 2007, June 24, 2006 and March 25, 2006	3

	Condensed Consolidated Statements of Operations – Thirteen Weeks ended March 31, 2007 and March 25, 2006, Forty Weeks ended March 31, 2007, and Thirty-Nine Weeks ended March 25, 2006	4

	Condensed Consolidated Statements of Cash Flows – Forty Weeks ended March 31, 2007 and Thirty-nine Weeks ended March 25, 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

Part II. Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share Data)

	March 31, 2007 Unaudited	June 24, 2006 (As Restated)	March 25, 2006 (As Restated) Unaudited
Assets
Current assets:
Cash and cash equivalents	$41,580	$18,637	$48,741
Short-term investments	37,363	—	—
Trade accounts receivable, net	5,328	8,926	19,352
Other receivables	1,208	3,059	5,215
Inventories, net	47,204	74,117	65,979
Prepaid catalog expenses	3,425	3,066	6,029
Income taxes receivable	—	556	216
Other current assets	9,000	10,561	24,873
Assets held for sale	41,455	—	—

Total current assets	186,563	118,922	170,405
Fixed assets, net	158,151	174,010	172,838
Intangibles, net	31,210	32,657	33,524
Deferred financing costs, net	12,803	14,813	15,432
Deferred income taxes	1,484	9,293	14,387
Other assets	721	488	536

Total assets	$390,932	$350,183	$407,122

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,001	$21,290	$23,416
Accrued payroll and benefits	13,695	14,895	15,068
Income taxes payable	14	—	—
Deferred revenue	22,100	17,188	25,223
Deferred income taxes	43,485	26,442	41,357
Accrued interest	1,941	5,604	1,799
Accrued restructuring costs	—	—	584
Other accrued liabilities	7,547	11,474	26,331
Capital lease obligation	1,571	—	—
Liabilities related to assets held for sale	8,228	—	—

Total current liabilities	113,582	96,893	133,778
Long-term debt	245,000	245,000	245,000
Accrued pension liability	18,128	35,621	34,490
Other long-term liabilities	3,403	3,119	2,867

Total liabilities	380,113	380,633	416,135

Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 1,500,000 shares authorized; 1,031,816, 1,019,929 and 1,014,888 shares issued and outstanding at March 31, 2007, June 24, 2006 and March 25, 2006, respectively	10	10	10
Additional paid-in capital	5,373	3,954	3,433
Retained earnings (accumulated deficit)	5,436	(34,414)	(12,456)

Total stockholders’ equity (deficit)	10,819	(30,450)	(9,013)

Total liabilities and stockholders’ equity	$390,932	$350,183	$407,122

See accompanying notes to condensed consolidated financial statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirteen weeks ended March 31, 2007	Thirteen weeks ended March 25, 2006	Forty weeks ended March 31, 2007	Thirty-nine weeks ended March 25, 2006
Net sales	$98,187	$94,583	$553,237	$514,698
Cost of goods sold	62,134	72,445	290,492	300,412

Gross profit	36,053	22,138	262,745	214,286

Costs and expenses:
Selling, general and administrative	51,457	46,833	185,696	172,898
Selling, general and administrative – related party	250	250	750	750

	51,707	47,083	186,446	173,648

Operating income (loss)	(15,654)	(24,945)	76,299	40,638

Other (income) expense:
Interest income	(1,205)	(1,027)	(1,642)	(1,285)
Interest expense	6,504	6,722	21,634	20,279
Pension curtailment gain	—	—	(15,844)	—
Loss on divestiture of business	7,406	—	7,406	—
Other (income) expense	(270)	(1,714)	(537)	466

	12,435	3,981	11,017	19,460

Income (loss) before income taxes	(28,089)	(28,926)	65,282	21,178
Income tax provision (benefit)	(11,253)	(9,380)	25,432	8,933

Net income (loss)	$(16,836)	$(19,546)	$39,850	$12,245

Earnings (loss) per share:
Basic and diluted	$(16.32)	$(19.26)	$38.88	$12.10

Weighted-average shares outstanding:
Basic and diluted	1,031,713	1,014,888	1,024,861	1,012,171

See accompanying notes to condensed consolidated financial statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Forty weeks ended March 31, 2007	Thirty-nine weeks ended March 25, 2006 (As Restated)
Operating activities
Net income	$39,850	$12,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	13,301	13,134
Amortization of intangible assets	1,447	1,654
Amortization of deferred financing costs	2,010	1,823
Stock option compensation expense	437	339
Write-off of deferred IPO costs	–	2,180
Loss on disposal of fixed assets	218	704
Loss on divestiture of business	7,406	—
Realized and unrealized gain on short-term investments	(188)	—
Pension curtailment gain	(15,844)	—
Deferred income taxes	24,852	8,712
Changes in operating assets and liabilities:
Accounts receivable & other receivables	(9,800)	(14,108)
Inventories	12,080	2,681
Prepaid catalog and other assets	(1,279)	(22,666)
Accounts payable and accrued liabilities	(10,948)	26,830
Deferred revenue	7,658	10,221

Net cash provided by operating activities	71,200	43,749

Investing activities
Acquisition of fixed assets	(11,567)	(10,085)
Proceeds from the sale of fixed assets	76	24
Purchases of short-term investments	(37,175)	—

Net cash used in investing activities	(48,666)	(10,061)

Financing activities
Borrowings of revolving debt	108,500	104,000
Repayments of revolving debt	(108,500)	(104,000)
Repayments of notes payable	—	(268)
Repayments of capital lease obligation	(573)	—
Payments for deferred financing costs	—	(2,986)
Proceeds from exercise of stock options	982	1,230
Dividend	—	(2,600)

Net cash provided by (used in) financing activities	409	(4,624)

Increase in cash and cash equivalents	22,943	29,064
Cash and cash equivalents, beginning of period	18,637	19,677

Cash and cash equivalents, end of period	$41,580	$48,741

See accompanying notes to condensed consolidated financial statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

1. BUSINESS

Harry & David Holdings, Inc. (the Company, we, us and our) is a vertically-integrated, multichannel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David® brand, and premium rose plants, horticultural products, and home and garden décor marketed under the Jackson & Perkins® brand. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business and consumer telemarketing, Harry and David stores and wholesale distribution to other retailers.

2. BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheets as of March 31, 2007 and March 25, 2006, the Condensed Consolidated Statements of Operations for the thirteen-week periods ended March 31, 2007 and March 25, 2006, the Condensed Consolidated Statements of Operations for the forty-week period ended March 31, 2007 and the thirty-nine week period ended March 25, 2006, and the Condensed Consolidated Statements of Cash Flows for the forty-week period ended March 31, 2007 and the thirty-nine week period ended March 25, 2006 have been prepared from the Company’s unaudited Condensed Consolidated Financial Statements. In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week periods and the forty and thirty-nine week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 24, 2006 presented in this report has been derived from the Company’s audited balance sheet not included in this report.

The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the full fiscal year. In the second quarter of each fiscal year, the Company typically realizes its highest sales for the fiscal year as it includes the most significant holidays that drive the largest portion of the gift-giving component of the Company’s sales. It is also the period where the Company incurs significant cost of goods sold in connection with the increased sales. Sales in the third quarter can be impacted by the timing of Easter each year as either a third or fourth quarter holiday.

The Company’s fiscal year ends on the last Saturday in June, based on a fifty-two/fifty-three-week year. Fiscal years ending June 30, 2007 and June 24, 2006 contain fifty-three weeks and fifty-two weeks, respectively. The period ended March 31, 2007 contains forty weeks while the period ended March 25, 2006 contains thirty-nine weeks. Accordingly, results for these periods may not be comparable.

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

Certain reclassifications have been made to the March 25, 2006 financial statements to conform to the March 31, 2007, presentation. Such reclassifications had no effect on net income or net cash provided by operating activities, as originally reported. These reclassifications include the balance sheet presentation of fixed assets and deferred gift card expenses and the related statement of cash flow presentation, as well as the statement of cash flow presentation of the amortization of favorable lease agreements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

3. RESTATEMENT AND CORRECTION

During the quarter ended March 31, 2007, the Company concluded that its historical practice of reclassifying outstanding checks to accounts payable related to its main banking relationship was in error. The Company’s historical practice of reclassifying outstanding checks to accounts payable impacts the Company’s fiscal 2005 and 2006 Form 10-K filings and each Form 10-Q filing in fiscal 2005, 2006, and 2007, except for the Form 10-Q filing for the quarter ended March 31, 2007, which reflects the appropriate accounting treatment. The Company has reviewed the impact of this classification error on both the balance sheet and cash flows statement and has concluded that the error is sufficiently material to prior year interim and annual financial statements to restate these historical balances in the Form 10-Q for the quarter ended March 31, 2007, and in future filings with the Securities and Exchange Commission.

The restatement had the following effect on the Company’s historical balance sheets:

Fiscal 2007

	September 30, 2006	December 30, 2006
	(Unaudited)	(Unaudited)
Cash and cash equivalents
As previously reported	$4,004	$164,049
As restated	2,811	150,128
Accounts payable
As previously reported	$43,645	$65,806
As restated	42,452	51,885

Fiscal 2006

	September, 24 2005	December, 24 2005	March 25, 2006	June 24, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash and cash equivalents
As previously reported	$13,708	$147,141	$54,749	$23,802
As restated	7,544	139,080	48,741	18,637
Accounts payable
As previously reported	$44,627	74,249	$29,424	$26,455
As restated	38,463	66,188	23,416	21,290

Fiscal 2005
	September, 25 2004	December, 25 2004	March 26, 2005	June 25, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash
As previously reported	$12,874	$155,166	$67,885	$24,854
As restated	9,208	142,215	61,704	19,677
Accounts payable
As previously reported	$29,310	46,838	$30,308	$18,759
As restated	25,644	33,887	24,127	13,582

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The restatement had the following effect on the Company’s historical consolidated statements of cash flows (in each case for the year-to-date period ended):

Fiscal 2007

	September 30, 2006	December 30, 2006
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities
As previously reported	$(78,465)	$149,875
As restated	(74,493)	141,119
Increase (decrease) in cash and cash equivalents
As previously reported	$(19,798)	$140,247
As restated	(15,826)	131,491

Fiscal 2006

	September, 24 2005	December, 24 2005	March 25, 2006	June 24, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities
As previously reported	$(71,163)	$131,945	$44,580	$20,820
As restated	(72,150)	129,061	43,749	20,832
Increase (decrease) in cash and cash equivalents
As previously reported	$(11,146)	122,287	$29,895	$(1,052)
As restated	(12,133)	119,403	29,064	(1,040)

Fiscal 2005

	September, 25 2004	December, 25 2004	March 26, 2005	June 25, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities
As previously reported	$(58,822)	$135,053	$70,882	$31,647
As restated	(62,488)	122,102	64,701	26,470
Increase (decrease) in cash and cash equivalents
As previously reported	$(10,755)	131,537	$44,256	$1,225
As restated	(14,421)	118,586	38,075	(3,952)

The restatement had no impact on the Company’s working capital or net income (loss) for any period presented.

Additionally, during the preparation and review of the Form 10-Q for the thirteen and forty week periods ended March 31, 2007, certain errors were identified and were corrected in the third quarter of fiscal 2007 related to accounts payable and cost of sales due to the reconciliation of aged unmatched inventory receipts identified in the ERP conversion. As a result, we decreased our accounts payable by $1.9 million and cost of sales by $1.9 million. The impact of these corrections on our financial position, results of operations, and cash flows for the fiscal years ended June 24, 2006 and June 25, 2005, were not material. Although the correction of the errors is material to the third quarter of fiscal 2007, it is not material to fiscal 2007 taken as a whole.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

4. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company is required to adopt SFAS No. 158 for its fiscal year ending June 30, 2007, and is currently evaluating the impact that adoption will have on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria, balance sheet classification, interim period accounting and significantly expands disclosure provisions for uncertain tax positions taken or that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is required to adopt FIN 48 in the first quarter of its fiscal year ending June 28, 2008 and is currently evaluating the impact that adoption will have on its consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF 06-3 includes sales, use, value added and certain excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have an impact on the Company’s consolidated financial position, results of operation or cash flows. The Company presents sales taxes on a net basis.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

In June 2006, the EITF ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. EITF 06-2 provisions allow for either retrospective application, or a cumulative effect adjustment approach upon adoption. The Company is required to adopt EITF 06-2 for the fiscal year ending June 28, 2008, and is currently evaluating the impact that adoption will have on its consolidated financial statements.

5. ASSETS AND RELATED LIABILITIES HELD FOR SALE

On April 10, 2007, the Company completed the sale of its Jackson & Perkins business, including the direct marketing and wholesale businesses, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventory, including premium rose plants, horticultural products and home and garden décor, as well as its direct marketing and wholesale customer lists and relationships. The sale price was $21,000, consisting of $17,000 cash and approximately $4,000 comprised of a deferred note, product credits and deferred inventory payments and is subject to a post-closing working capital adjustment. In connection with the sale, the Company entered into an agreement to provide certain transitional services, including agricultural and horticultural services through the end of June 2007, certain wholesale operational during 2007, and certain direct marketing operational and rose fulfillment services through June 2008 (collectively, “The Transitional Services Agreement”). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the services rendered pursuant to the Transitional Services Agreement are considered continuing involvement and as such, the results of operations of the divested entities are included in continuing operations. The assets and liabilities that were sold are classified as Assets Held for Sale and Liabilities Related to Assets Held for Sale in the consolidated balance sheet. The assets held for sale were written down to fair value, resulting in a loss on divestiture of Jackson & Perkins Direct Marketing and Jackson & Perkins Operations of $7,406 included in Other (income) expense within the results of continuing operations in the consolidated income statement for the thirteen and forty week-periods ended March 31, 2007.

On April 27, 2007, the Company completed the sale of approximately 3,200 acres of land in Wasco, California and the associated buildings and equipment, for the sale price of $29,000 cash. The land assets were used primarily to support the rose growing operations of Jackson & Perkins and are classified within Assets Held for Sale at March 31, 2007. During the fourth quarter of 2007, the Company recognized an estimated gain of $11,467 on the land sale and expects to recognize an estimated gain of $2,970 related to the sale of Jackson & Perkins Wholesale.

Assets and related liabilities held for sale consisted of the following:

	As of March 31, 2007	As of June 24, 2006	As of March 25, 2006
Assets held for sale
Trade accounts and other receivables, net	$15,249	$8,052	$18,691
Inventories, net	7,427	17,627	17,032
Other assets	2,804	1,710	5,343
Fixed assets, net	15,975	17,090	17,509

Total assets held for sale	$41,455	$44,479	$58,575

Liabilities related to assets held for sale
Accounts payable and accrued liabilities	$5,482	$5,250	$9,707
Deferred revenue	2,746	751	2,829

Total liabilities held for sale	$8,228	$6,001	$12,536

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

6. BALANCE SHEET INFORMATION

Short-term Investments

Short-term investments have an original maturity between three months and one year and a remaining maturity of less than one year and are all classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost as it is the intent of the Company to hold these securities until maturity. The amortized cost and fair value were $37,363 and $37,382, respectively, as of March 31, 2007.

Inventories

Inventories consist of the following:

	March 31, 2007 (1)	June 24, 2006	March 25, 2006
Finished goods	$21,824	$20,382	$20,436
Materials, packaging supplies, and work-in process	21,324	31,915	31,027
Growing crops	4,056	21,820	14,516

Total	$47,204	$74,117	$65,979

(1)	Inventory held for sale as of March 31, 2007 was $7,427 and is not included in this table. See Note 5 for further information on amounts held for sale.

Fixed Assets

Fixed assets consist of the following:

	March 31, 2007 (1)	June 24, 2006	March 25, 2006
Land	$19,607	$30,553	$30,902
Land improvements and orchard development costs	29,779	31,377	31,682
Buildings and improvements	55,190	56,459	56,954
Machinery and equipment	56,621	49,518	48,923
Leasehold improvements	9,252	7,610	7,427
Purchased and internally developed software	21,675	20,353	15,447
Capital projects-in-progress(2)	7,813	8,451	8,216

	199,937	204,321	199,551
Accumulated depreciation and amortization	(41,786)	(30,311)	(26,713)

Total	$158,151	$174,010	$172,838

(1)	Fixed assets held for sale with a net book value of $15,975 as of March 31, 2007 are not included in this table. See Note 5 for further information regarding the sale transaction and the assets and liabilities classified as held for sale.

(2)	Capital projects-in-progress includes an Enterprise Resource Planning (ERP) software package acquired for $2,144 at March 31, 2007, which is being financed by a capital lease agreement.

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

The customer mailing and rental lists and favorable lease agreements are being amortized using the straight-line method over their estimated useful lives. Amortization expense was $461 and $500, for the thirteen-week periods ended March 31, 2007 and March 25, 2006, respectively. For the forty-week period ended March 31, 2007 and the thirty-nine week period ended March 25, 2006, amortization expense was $1,447 and $1,654, respectively. Amortization expense of intangible assets is included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The following is a summary of intangible assets:

	March 31, 2007			June 24, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$28,437	$—	$28,437	$28,437	$—	$28,437
Harry and David customer and rental lists	6,728	(4,873)	1,855	6,728	(3,702)	3,026
Favorable lease agreements	1,971	(1,053)	918	1,971	(777)	1,194

	$37,136	$(5,926)	$31,210	$37,136	$(4,479)	$32,657

The estimated amortization expense for the remainder of 2007 and for each of the next four years and thereafter is as follows:

Fiscal Period:

	Harry and David Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remainder of fiscal year 2007	$437	$92	$529
Fiscal year 2008	1,418	288	1,706
Fiscal year 2009	—	244	244
Fiscal year 2010	—	169	169
Fiscal year 2011	—	88	88
Thereafter	—	37	37

Total	$1,855	$918	$2,773

7. INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates for the third quarters of fiscal 2007 and fiscal 2006 were 40.1% and 32.4%, respectively.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

8. BORROWING ARRANGEMENTS

Revolving Credit Facilities

On June 17, 2004, the Company entered into a revolving credit agreement with a group of lenders that provided for $150,000 of revolving credit secured by the assets of the Company. In conjunction with a refinancing on February 25, 2005, this agreement was amended to reduce the revolving credit to $125,000. In connection with the issuance of this facility, the Company incurred debt issuance fees of $7,812, which were recorded as deferred financing costs within long-term assets. As a result of the modification to the agreement in February 2005, the Company charged $1,098 of financing fees to interest expense, proportional to the decrease in borrowing capacity of the old arrangement and at March 31, 2007, $3,497 remained in deferred financing costs.

On March 20, 2006, the Company replaced its existing credit facility with a new revolving credit agreement (the “Credit Agreement”) with a group of lenders that provides for $125,000 of revolving credit secured by the assets of the Company. The Credit Agreement has a maturity date of March 20, 2011. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. At March 31, 2007, the Company was in compliance with all of its covenants under the Credit Agreement.

The Company has accounted for the new Credit Agreement pursuant to EITF Issue No. 98-14, Debtor’s Accounting for Changes in Lines-of-Credit or Revolving-Debt Agreements, and accordingly has continued to defer $3,497 of unamortized deferred financing costs associated with the old credit agreement at March 31, 2007. Such deferred costs will be amortized over the term of the Credit Agreement. In connection with this facility, the Company incurred additional debt issuance fees of $1,848, which are recorded as deferred financing costs. The costs are amortized over the remaining life of the Credit Agreement and as of March 31, 2007, $1,473 of these costs remained as deferred financing costs.

For the thirty-nine weeks ended March 25, 2006, the Company borrowed and repaid $104,000 under the prior credit facility. Interest on the borrowings was payable at a base rate or a Eurocurrency, plus an applicable margin and fees. For the forty weeks ended March 31, 2007, the Company borrowed and repaid $108,500 under the Credit Agreement. Interest on the borrowings is payable at a base rate or a Eurocurrency rate, plus an applicable margin and fees.

As of March 31, 2007, unused borrowings under the revolving credit facility were $123,000, excluding $2,000 in letters of credit outstanding. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at March 31, 2007 was approximately $14,500.

Long-Term Debt

In February 2005, the Company issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.36% and 10.23% at March 31, 2007 and June 24, 2006, respectively. The $175,000 of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments commencing on December 1, 2005. The Company incurred $9,490 in deferred financing fees in connection with this note offering that have been recorded in deferred financing costs within long-term assets.

On December 16, 2005, the Company completed the public exchange offer for the Senior Notes. The Company incurred costs in connection with this exchange offer in the amount of $1,169 that are recorded as deferred financing costs in addition to the original fees in long-term assets. The costs are amortized over the remaining life of the associated Senior Notes and as of March 31, 2007, $7,833 remained on the balance sheet for all associated fees.

These Senior Notes represent the senior unsecured obligations of Harry & David Operations Corp., a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. Harry & David Operations Corp. was in compliance with all of its covenants under the indenture at March 31, 2007.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

9. STOCK OPTION PLAN

In February 2005, the Company adopted a Non-Qualified Stock Option Plan (Plan). The Company accounts for stock-based compensation using the fair-value method under Statement of Financial Accounting Standards (SFAS) No. 123(R) Share Base Payment. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted is derived from the time between initial grant and date of final vesting, as is a customary assumption for stock options in private equity-controlled companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. An assumption of a ten percent pre-vesting forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

	Thirteen weeks ended March 31, 2007	Forty weeks ended March 31, 2007
Expected volatility	38.8%	38.8%
Expected dividends	$0	$0
Expected term	4.3 years	4.5 years
Risk-free rate	4.45%	4.52%

A summary of option activity under the Plan for forty weeks ended March 31, 2007 is presented below:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 24, 2006	63,377	$82.60	8.6 years
Granted	18,675	190.00	9.7 years
Exercised	(11,887)	82.60	—
Forfeited	(2,601)	82.60	—

Outstanding at March 31, 2007	67,564	$112.29	8.4 years

As of March 31, 2007, 67,564 options were outstanding, of which 13,403 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 7.9 years. The total fair value of all options outstanding at March 31, 2007 was $1,683.

A summary of the status of the Company’s nonvested option shares as of March 31, 2007, and changes during the forty weeks ended March 31, 2007 is presented below:

Nonvested Option Shares	Number of Option Shares	Weighted-Average Grant-Date Fair Value of Options
Outstanding at June 24, 2006	49,874	$30.04
Granted options	18,675	$11.50
Vested	(12,039)	$30.04
Forfeited	(2,349)	$30.04

Outstanding at March 31, 2007	54,161	$23.60

For the thirteen and forty-week periods ended March 31, 2007, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $128 and $437, respectively. The total

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

tax expense recognized for these periods was $73 and $30, respectively. As of March 31, 2007 there remained a total of $1,280 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan and will be recognized over the remaining vesting period. The weighted-average period of the remaining cost is 1.4 years.

10. BENEFIT PROGRAMS

The following represents the components of net periodic pension and postretirement costs in accordance with revised SFAS No. 132R, Employers’ Disclosure About Pensions and Other Postretirement Benefits. The components of net periodic benefits for the Company’s qualified benefit and excess benefit plans are as follows:

	Thirteen weeks ended March 31, 2007	Thirteen weeks ended March 25, 2006	Forty weeks ended March 31, 2007	Thirty-nine weeks ended March 25, 2006
Service cost	$1,096	$1,140	$3,288	$3,420
Interest cost	721	926	2,164	2,777
Expected return on plan assets	(722)	(688)	(2,167)	(2,064)
Amortization of prior service cost	—	—	—	—
Settlement gain	—	2	—	7

Net periodic benefit expense	$1,095	$1,380	$3,285	$4,140

During the thirteen and forty weeks ended March 31, 2007, the Company made a $1,335 and $4,934 contribution to its defined benefit plans, respectively.

On June 22, 2006, the board of directors approved a soft freeze of the Company’s qualified pension plan effective as of June 25, 2006, whereby no new participants will qualify to enter into the plan. A full freeze of the benefit accrual for the plan will become effective June 30, 2007. Under the provisions of SFAS No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS No. 88”), these benefit changes resulted in the recognition of a non-cash net curtailment gain of $13,959. The curtailment gain was recognized in the first quarter of fiscal 2007. The accrual of benefits will continue through the end of fiscal 2007; however, no new participants will enter or qualify for the plan. After July 1, 2007, the Company has a continuing obligation to fund the plan and will continue to recognize net periodic pension cost under SFAS 87, Employers’ Accounting for Pensions.

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

(Dollars in Thousands)

(Unaudited)

11. EARNINGS PER SHARE

Earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period, as follows (in thousands, except share and per share data):

	Thirteen weeks ended March 31, 2007	Thirteen weeks ended March 25, 2006	Forty weeks ended March 31, 2007	Thirty-nine weeks ended March 25, 2006
Net income (loss)	$(16,836)	$(19,546)	$39,850	$12,245

Weighted average common shares outstanding
Basic and diluted	1,031,713	1,014,888	1,024,861	1,012,171

Basic and diluted earnings (loss) per share
Basic and diluted	$(16.32)	$(19.26)	$38.88	$12.10

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. Common shares relating to the stock options were excluded from the diluted earnings per share calculation in periods of net loss and where the exercise price was greater than or equal to the average market price of the Company’s common shares or where the assumed exercise would have been anti-dilutive during these periods. The excluded option shares were 67,564 and 68,418 for the thirteen-week periods ended March 31, 2007 and March 25, 2006, respectively, and 63,758 and 70,323 for the forty-week period ended March 31, 2007 and thirty-nine week period March 25, 2006, respectively.

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

In January 2007 Harry and David was served with a complaint alleging violations of 15 U.S.C. §1681c(g), a provision of the Fair and Accurate Credit Transactions Act (FACTA), which relates to credit and debit card data that may be included on the electronically printed receipts provided to retail customers at the point of sale. To the Company’s knowledge, similar complaints were filed against several other prominent retailers. The Company is in the process of evaluating the allegations in the complaint and has not yet determined the extent of any potential financial impact.

The Company’s food and horticultural products are subject to regulation and inspection by various governmental agencies, and involve the risk of injury to consumers. As such, the Company may be required to recall some of its products. The Company maintains product liability insurance in an amount that it believes is adequate to cover the costs associated with these recalls.

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

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended March 31, 2007	Thirteen weeks ended March 25, 2006	Forty weeks ended March 31, 2007	Thirty-nine weeks ended March 25, 2006
Minimum rent expense	$5,235	$5,361	$18,777	$18,823
Contingent rent expense	83	45	355	183

Total rent expense	$5,318	$5,406	$19,132	$19,006

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,197, or 7.5% of the portion of the proceeds from the sale of notes,

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

which were distributed on February 25, 2005, to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% will vest in the next twelve quarters. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of March 31, 2007, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the forty weeks then ended.

In connection with the Acquisition, the Company entered into an agreement with its shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During the forty weeks ended March 31, 2007, and the thirty-nine weeks ended March 25, 2006, the Company paid $750 in each period in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

13. SEGMENT REPORTING

The Company has three reportable segments, Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins. The Harry and David Direct Marketing segment markets premium gift-quality fruit, gourmet food products and gifts under the Harry and David® brand through the Harry and David catalog, Internet (harryanddavid.com), business-to-business and consumer telemarketing operations. The Harry and David Stores segment sells similar products through retail locations (outlet stores, specialty stores and a Country Village store). The Jackson & Perkins segment markets horticultural products and gifts through the Jackson & Perkins catalog, Internet (jacksonandperkins.com), consumer telemarketing and wholesale operations. These reportable segments are strategic business units that offer similar products. They are managed separately because the business units utilize distinct marketing strategies. Performance of business units is evaluated considering revenue growth achieved and potential profitability, contribution to other units and capital investment requirements. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting polices. Net intersegment sales originate in our manufacturing unit within the Other category, which also includes the elimination of intercompany and intersegment transactions. Net intersegment sales were $27,582 and $26,794 for the thirteen-week periods ended March 31, 2007 and March 25, 2006, respectively. For the forty-week period ended March 31, 2007 and the thirty-nine week period ended March 25, 2006, net intersegment sales were $161,243 and $155,863, respectively. Total assets in the Other category include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, deferred income taxes, third-party and intercompany debt and other corporate long-lived assets, including manufacturing facilities. Business units not required to be disclosed separately for segment reporting purposes are grouped in “Other” and include Harry and David wholesale, commercial sales of non-gift-quality fruit and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services and administrative and marketing support functions.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Dollars in thousands	Harry and David Direct Marketing	Harry and David Stores	Jackson & Perkins (1)	Other	Total
Thirteen weeks ended March 31, 2007
Net external sales	$47,630	$20,488	$24,858	$5,211	$98,187
Operating income	(7,604)	(7,659)	(515)	124	(15,654)
Net interest expense	—	—	—	5,299	5,299
Loss before income taxes	(7,465)	(7,583)	(7,244)	(5,797)	(28,089)
Net income (loss)	(7,465)	(7,583)	(7,244)	5,456	(16,836)
Total assets	45,310	32,667	43,361	269,594	390,932

Thirteen weeks ended March 25, 2006
Net external sales	$45,468	$21,449	$23,497	$4,169	$94,583
Operating loss	(12,791)	(7,654)	(4,392)	(108)	(24,945)
Net interest expense (income)	—	—	—	5,695	5,695
Loss before income taxes	(11,409)	(7,401)	(4,335)	(5,781)	(28,926)
Net loss	(9,902)	(4,879)	(2,259)	(2,506)	(19,546)
Total assets	65,382	37,189	65,117	239,434	407,122

Forty weeks ended March 31, 2007
Net external sales	$345,849	$117,471	$55,125	$34,792	$553,237
Operating income (loss)	68,898	6,093	(3,643)	4,951	76,299
Net interest expense	—	—	1	19,991	19,992
Income (loss) before income taxes	69,096	6,182	(10,182)	186	65,282
Net income (loss)	69,096	6,182	(10,182)	(25,246)	39,850
Total assets	45,310	32,667	43,361	269,594	390,932

Thirty-nine weeks ended March 25, 2006
Net external sales	$329,419	$109,677	$55,197	$20,405	$514,698
Operating income (loss)	43,977	2,998	(8,786)	2,449	40,638
Net interest expense (income)	—	(7)	—	19,001	18,994
Income (loss) before income taxes	45,359	3,258	(8,729)	(18,710)	21,178
Net income (loss)	25,183	1,884	(5,047)	(9,775)	12,245
Total assets	65,382	37,189	65,117	239,434	407,122

(1)	As previously discussed in Note 5, the Company divested of its Jackson & Perkins business in the third quarter of fiscal 2007.

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Harry & David Operations Corp. issued $70,000 of Senior Floating Rate Notes due 2012 and $175,000 of Senior Fixed Rate Notes due 2013 (collectively, the Senior Notes) in February 2005 (see Note 8). The following consolidating financial statements present, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry & David Operations Corp. (the subsidiary issuer) under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of March 31, 2007, and June 24, 2006, and for the thirteen and forty weeks ended March 31, 2007, and the thirteen and thirty-nine weeks ended March 25, 2006. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors. The Company has not presented separate financial information for each of the subsidiary guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees.

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of March 31, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,444	$2,166	$37,970	$—	$41,580
Short-term investments	—	—	37,363	—	37,363
Trade accounts receivable, net	—	—	5,328	—	5,328
Other receivables	—	2	1,206	—	1,208
Inventories, net	—	—	47,204	—	47,204
Prepaid catalog expenses	—	—	3,425	—	3,425
Income taxes receivable	—	—	—	—	—
Other current assets	8	2,339	6,653	—	9,000
Current assets held for sale	—	—	41,455	—	41,455

Total current assets	1,452	4,507	180,604	—	186,563
Fixed assets, net	—	26,873	131,278	—	158,151
Intangibles, net	—	—	31,210	—	31,210
Investment in subsidiaries	220,040	211,859	—	(431,899)	—
Deferred financing costs, net	—	12,803	—	—	12,803
Deferred income taxes	—	—	—	1,484	1,484
Other assets	—	526	195	—	721

Total assets	$221,492	$256,568	$343,287	$(430,415)	$390,932

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$4,910	$10,091	$—	$15,001
Accrued payroll and benefits	—	4,595	9,100	—	13,695
Income taxes payable	14	—	—	—	14
Deferred revenue	—	—	22,100	—	22,100
Deferred income taxes	43,485	—	—	—	43,485
Accrued interest	—	1,941	—	—	1,941
Other accrued liabilities	—	432	7,115	—	7,547
Capital lease obligation	—	1,571	—	—	1,571
Current liabilities held for sale	—	—	8,228	—	8,228

Total current liabilities	43,499	13,449	56,634	—	113,582
Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	18,128	—	18,128
Deferred income taxes	(1,484)	—	—	1,484	—
Intercompany debt	168,658	(221,922)	53,264	—	—
Other long-term liabilities	—	1	3,402	—	3,403

Total liabilities	210,673	36,528	131,428	1,484	380,113

Stockholders’ equity:
Common stock	10	1	100	(101)	10
Additional paid-in capital	5,373	222,422	105,519	(327,941)	5,373
Retained earnings (accumulated deficit)	5,436	(2,383)	106,240	(103,857)	5,436

Total stockholders’ equity	10,819	220,040	211,859	(431,899)	10,819

Total liabilities and stockholders’ equity	$221,492	$256,568	$343,287	$(430,415)	$390,932

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of June 24, 2006

	Harry & David Holdings, Inc. (Parent-Only)(1)	Harry & David Operations Corp.(1)	Guarantor Subsidiaries	Eliminations and Reclassifications(1)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$463	$2,262	$15,912	$—	$18,637
Trade accounts receivable, net	—	—	8,926	—	8,926
Other receivables	—	358	2,701	—	3,059
Inventories, net	—	—	74,117	—	74,117
Prepaid catalog expenses	—	—	3,066	—	3,066
Income taxes receivable	259	—	297	—	556
Other current assets	—	2,317	8,244	—	10,561

Total current assets	722	4,937	113,263	—	118,922
Fixed assets, net	—	24,522	149,488	—	174,010
Intangibles, net	—	—	32,657	—	32,657
Investment in subsidiaries	153,778	124,429	—	(278,207)	—
Deferred financing costs, net	—	14,813	—	—	14,813
Deferred income taxes	—	—	—	9,293	9,293
Other assets	—	290	198	—	488

Total assets	$154,500	$168,991	$295,606	$(268,914)	$350,183

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$2,316	$18,974	$—	$21,290
Accrued payroll and benefits	—	3,524	11,371	—	14,895
Deferred revenue	—	—	17,188	—	17,188
Deferred income taxes	14	(7,519)	33,947	—	26,442
Accrued interest	—	5,604	—	—	5,604
Other accrued liabilities	—	921	10,553	—	11,474

Total current liabilities	14	4,846	92,033	—	96,893
Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	35,621	—	35,621
Deferred income taxes	(196)	(3,648)	(5,449)	9,293	—
Intercompany debt	185,132	(230,985)	45,853	—	—
Other long-term liabilities	—	—	3,119	—	3,119

Total liabilities	184,950	15,213	171,177	9,293	380,633

Stockholders’ equity (deficit):
Common stock	10	1	100	(101)	10
Additional paid-in capital	3,954	221,440	105,519	(326,959)	3,954
Retained earnings (accumulated deficit)	(34,414)	(67,663)	18,810	48,853	(34,414)

Total stockholders’ equity (deficit)	(30,450)	153,778	124,429	(278,207)	(30,450)

Total liabilities and stockholders’ equity (deficit)	$154,500	$168,991	$295,606	$(268,914)	$350,183

(1)	Certain amounts related to the investment in subsidiaries, additional paid-in capital and retained earnings (accumulated deficit) captions have been revised to properly reflect the application of the equity method, as required by Securities and Exchange Commission Rule 3-10 of Regulation S-X.

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 31, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$—	$138,112	$(39,925)	$98,187
Cost of goods sold	—	—	102,059	(39,925)	62,134

Gross profit	—	—	36,053	—	36,053

Selling, general and administrative	—	—	51,707	—	51,707

	—	—	51,707	—	51,707

Operating loss	—	—	(15,654)	—	(15,654)

Other (income) expense:
Interest income	—	—	(1,205)	—	(1,205)
Interest expense	(2)	6,481	25	—	6,504
Loss on divestiture of business		611	6,795		7,406
Other (income) expense	—	76	(346)	—	(270)
Equity in loss of consolidated subsidiaries	28,091	20,923	—	(49,014)	—

	28,089	28,091	5,269	(49,014)	12,435

Loss before income taxes	(28,089)	(28,091)	(20,923)	49,014	(28,089)
Income tax benefit	(11,253)	—	—	—	(11,253)

Net loss	$(16,836)	$(28,091)	$(20,923)	$49,014	$(16,836)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 25, 2006

	Harry & David Holdings, Inc. (Parent-Only)(2)	Harry & David Operations Corp.(2)	Guarantor Subsidiaries	Eliminations and Reclassifications(2)	Consolidated
Net sales	$—	$—	$131,911	$(37,328)	$94,583
Cost of goods sold	—	—	109,773	(37,328)	72,445

Gross profit	—	—	22,138	—	22,138

Selling, general and administrative	—	—	47,083	—	47,083

	—	—	47,083	—	47,083

Operating loss	—	—	(24,945)	—	(24,945)

Other (income) expense:
Interest income	—	—	(1,027)	—	(1,027)
Interest expense	—	6,711	11	—	6,722
Other income	—	—	(1,714)	—	(1,714)
Equity in loss of consolidated subsidiaries	19,545	16,551	—	(36,096)	—

	19,545	23,262	(2,730)	(36,096)	3,981

Loss before income taxes	(19,545)	(23,262)	(22,215)	36,096	(28,926)
Income tax provision (benefit)	1	(3,717)	(5,664)	—	(9,380)

Net loss	$(19,546)	$(19,545)	$(16,551)	$36,096	$(19,546)

(2)	Amounts related to equity in loss of consolidated subsidiaries in the Condensed Consolidating Statement of Operations have been included as required by Securities and Exchange Commission Rule 3-10 of Regulation S-X to properly reflect the application of the equity method.

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

For the Forty Weeks Ended March 31, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$—	$732,916	$(179,679)	$553,237
Cost of goods sold	—	—	470,171	(179,679)	290,492

Gross profit	—	—	262,745	—	262,745

Selling, general and administrative	—	—	186,446	—	186,446

	—	—	186,446	—	186,446

Operating income	—	—	76,299	—	76,299

Other (income) expense:
Interest income	—	—	(1,642)	—	(1,642)
Interest expense	(2)	21,538	98	—	21,634
Pension curtailment gain	—	—	(15,844)	—	(15,844)
Loss on divestiture of business		611	6,795		7,406
Other (income) expense	—	1	(538)	—	(537)
Equity in earnings of consolidated subsidiaries	(65,280)	(87,430)	—	152,710	—

	(65,282)	(65,280)	(11,131)	152,710	11,017

Income before income taxes	65,282	65,280	87,430	(152,710)	65,282
Income tax provision	25,432	—	—	—	25,432

Net income	$39,850	$65,280	$87,430	$(152,710)	$39,850

Condensed Consolidating Statement of Operations

For the Thirty-nine Weeks Ended March 25, 2006

	Harry & David Holdings, Inc. (Parent-Only)(2)	Harry & David Operations Corp.(2)	Guarantor Subsidiaries	Eliminations and Reclassifications(2)	Consolidated
Net sales	$—	$—	$684,740	$(170,042)	$514,698
Cost of goods sold	—	—	470,454	(170,042)	300,412

Gross profit	—	—	214,286	—	214,286

Selling, general and administrative	—	—	173,648	—	173,648

	—	—	173,648	—	173,648

Operating income	—	—	40,638	—	40,638

Other (income) expense:
Interest income	(12)	—	(1,273)	—	(1,285)
Interest expense	—	20,263	16	—	20,279
Other expense	—	2,180	(1,714)	—	466
Equity in earnings of consolidated subsidiaries	(12,238)	(25,214)	—	37,452	—

	(12,250)	(2,771)	(2,971)	37,452	19,460

Income before income taxes	12,250	2,771	43,609	(37,452)	21,178
Income tax provision (benefit)	5	(9,467)	18,395	—	8,933

Net income	$12,245	$12,238	$25,214	$(37,452)	$12,245

(2)	Amounts related to equity in earnings of consolidated subsidiaries in the Condensed Consolidating Statement of Operations have been included as required by Securities and Exchange Commission Rule 3-10 of Regulation S-X to properly reflect the application of the equity method.

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

For the Forty Weeks Ended March 31, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$17,455	$(4,406)	$58,151	$—	$71,200

Investing activities
Acquisition of fixed assets	—	(5,168)	(6,399)	—	(11,567)
Proceeds from the sale of fixed assets	—	6	70	—	76
Purchases of short-term investments	—	—	(37,175)	—	(37,175)

Net cash used in investing activities	—	(5,162)	(43,504)	—	(48,666)

Financing activities
Borrowings of revolving debt	—	108,500	—	—	108,500
Repayments of revolving debt	—	(108,500)	—	—	(108,500)
Repayments of capital lease obligation	—	(573)	—	—	(573)
Proceeds from exercise of stock options	982	—	—	—	982
Net (payments) receipts on intercompany debt	(17,456)	10,045	7,411	—	—

Net cash provided by (used in) financing activities	(16,474)	9,472	7,411	—	409

Increase (decrease) in cash and cash equivalents	981	(96)	22,058	—	22,943
Cash and cash equivalents, beginning of period	463	2,262	15,912	—	18,637

Cash and cash equivalents, end of period	$1,444	$2,166	$37,970	$—	$41,580

Condensed Consolidating Statement of Cash Flows

For the Thirty-nine Weeks Ended March 25, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	(161)	831	43,156	(77)	43,749

Investing activities
Acquisition of fixed assets	—	(4,918)	(5,244)	77	(10,085)
Proceeds from the sale of fixed assets	—	—	24	—	24
Transfer of fixed assets	—	(321)	321	—	—

Net cash used in investing activities	—	(5,239)	(4,899)	77	(10,061)

Financing activities
Borrowings of revolving debt	—	104,000	—	—	104,000
Repayments of revolving debt	—	(104,000)	—	—	(104,000)
Repayments of notes payable	—	(268)	—	—	(268)
Payments for deferred financing costs	—	(2,986)	—	—	(2,986)
Net (payments) receipts on intercompany debt	172	1,815	(1,987)	—	—
Proceeds from exercise of stock options	1,230	—	—	—	1,230
Dividend	(2,600)	—	—	—	(2,600)

Net cash used in financing activities	(1,198)	(1,439)	(1,987)	—	(4,624)

Increase (decrease) in cash and cash equivalents	(1,359)	(5,847)	36,270	—	29,064
Cash and cash equivalents, beginning of period	1,405	8,554	9,718	—	19,677

Cash and cash equivalents, end of period	$46	$2,707	$45,988	$—	$48,741

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We grow, manufacture, design and/or package products that account for the significant majority of our continuing annual sales. In addition, we have created a substantial and scalable state-of-the-art infrastructure through recent significant capital expenditures in our production, fulfillment and distribution capabilities, our information technology systems and our retail stores network. Our vertically integrated operations allow us to efficiently manage our costs and inventory, give us manufacturing flexibility and help us optimize product quality. Accordingly, we expect to derive cost structure and operating margin benefits as revenues increase. We believe that our vertical integration allows us to maintain a high degree of control over product quality compared with that of our competitors as we rely less heavily on third-party suppliers, particularly during peak periods. In addition, our vertical integration generally lowers our product sourcing costs, allows us to optimally adjust the assortment of products we offer and enables us to adjust product inventory levels to quickly respond to changes in customer demand.

Divestiture of business

On April 10, 2007, we completed the sale of our Jackson & Perkins business, including the direct marketing and wholesale businesses, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventory, including premium rose plants, horticultural products and home and garden décor, as well as its direct marketing and wholesale customer lists and relationships. The sale price was $21 million, consisting of $17 million cash and approximately $4 million comprised of a deferred note receivable, product credits and deferred inventory payments and is subject to a post-closing working capital adjustment. In connection with the sale, we entered into an agreement to provide certain transitional services, including agricultural and horticultural services through the end of June 2007, certain wholesale operational services during 2007, and certain direct marketing operational and rose fulfillment services through June 2008 (collectively, “The Transitional Services Agreement”). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the services rendered pursuant to the Transitional Services Agreement are considered continuing involvement and as such, the results of operations of the divested entities are included in continuing operations. The assets and liabilities that were sold are classified as Assets Held for Sale and Liabilities Related to Assets Held for Sale in the consolidated balance sheet. The assets held for sale were written down to fair value, resulting in a loss on divestiture of $7.4 million included in Other (income) expense within the results of continuing operations in the consolidated income statement for the thirteen and forty week-periods ended March 31, 2007.

On April 27, 2007, we completed the sale of approximately 3,200 acres of land in Wasco, California and the associated buildings and equipment, for the sale price of $29,000 cash. The land assets were used primarily to support the rose growing operations of Jackson & Perkins and are classified within Assets Held for Sale at March 31, 2007. During the fourth quarter of 2007, we recognized an estimated gain on the land sale of $11.5 million and expect to recognize an estimated gain of $2.9 million related to the sale of Jackson & Perkins Wholesale.

For further information regarding the divestiture of the Jackson & Perkins business, refer to Note 5 to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

MATTERS AFFECTING COMPARABILITY

We report our financial statements using a 52/53-week year with our quarters ending on the last Saturday of September, December, March and June. Fiscal year 2007, beginning June 25, 2006 and ending June 30, 2007, includes 53 weeks versus 52 weeks in fiscal year 2006, from June 26, 2005 through June 24, 2006. Therefore, the fiscal 2007 year-to-date period includes 40 weeks versus 39 weeks for fiscal 2006 year-to-date period. Accordingly, results for these periods may not be comparable.

RESULTS OF OPERATIONS

The following tables summarize certain information relating to our operating results that has been derived from our unaudited condensed consolidated financial statements for the thirteen weeks ended March 31, 2007 and March 25, 2006 as well the forty weeks ended March 31, 2007 and the thirty-nine weeks ended March 25, 2006. The amounts in the following table are in thousands.

	Thirteen weeks ended March 31, 2007	Thirteen weeks ended March 25, 2006	Forty weeks ended March 31, 2007	Thirty-nine weeks ended March 25, 2006
Net sales	$98,187	$94,583	$553,237	$514,698
Cost of goods sold	62,134	72,445	290,492	300,412

Gross profit	36,053	22,138	262,745	214,286

Selling, general and administrative	51,457	46,833	185,696	172,898
Selling, general and administrative – related party	250	250	750	750

	51,707	47,083	186,446	173,648

Operating income (loss)	(15,654)	(24,945)	76,299	40,638

Other (income) expenses:
Interest income	(1,205)	(1,027)	(1,642)	(1,285)
Interest expense	6,504	6,722	21,634	20,279
Pension curtailment gain	—	—	(15,844)	—
Loss on divestiture of business	7,406	—	7,406	—
Other (income) expense	(270)	(1,714)	(537)	466

	12,435	3,981	11,017	19,460

Income (loss) before income taxes	(28,089)	(28,926)	65,282	21,178
Income tax provision (benefit)	(11,253)	(9,380)	25,432	8,933

Net income (loss)	$(16,836)	$(19,546)	$39,850	$12,245

NET SALES

The following table summarizes our consolidated net sales and net sales by segment for the periods indicated (dollars in thousands). The dollar amounts within the narrative are rounded to millions; as such, certain rounded amounts in the narrative may not sum to the amounts presented in the table.

	Thirteen Weeks Ended		Thirteen Weeks Ended		Forty Weeks Ended		Thirty-nine Weeks Ended
	March 31, 2007	Percent of Total	March 25, 2006	Percent of Total	March 31, 2007	Percent of Total	March 25, 2006	Percent of Total
Harry and David Direct Marketing	$47,630	48.5%	$45,468	48.1%	$345,849	62.5%	$329,419	64.0%
Harry and David Stores	20,488	20.9%	21,449	22.7%	117,471	21.2%	109,677	21.3%
Jackson & Perkins	24,858	25.3%	23,497	24.8%	55,125	10.0%	55,197	10.7%
Other	5,211	5.3%	4,169	4.4%	34,792	6.3%	20,405	4.0%

Total Net Sales	$98,187	100.0%	$94,583	100.0%	$553,237	100.0%	$514,698	100.0%

Consolidated net sales of $98.2 million for the thirteen-week period ended March 31, 2007 increased $3.6 million, or 3.8%, from $94.6 million in the thirteen-week period ended March 25, 2006. The increase was primarily driven by higher sales in our Harry and David Direct Marketing segment, the Jackson and Perkins Wholesale division within our Jackson & Perkins segment and the Harry and David Wholesale division within our Other category, partially offset by decreased sales within our Harry and David Stores segment.

In our Harry and David Direct Marketing segment and the Jackson & Perkins Direct Marketing division, we received approximately 0.4 million telephone, mail, fax and Internet orders and shipped approximately 1.5 million packages during the thirteen weeks ended March 31, 2007, which was slightly below the prior fiscal year period for both orders and shipped packages.

Consolidated net sales of $553.2 million for the forty-week period ended March 31, 2007, increased $38.5 million, or 7.5%, from $514.7 million in the thirty-nine week period ended March 25, 2006. Net sales increased approximately $30.8 million, or 6.0%, from fiscal 2006 to fiscal 2007, normalized for a thirty-nine week period. The increase was primarily driven by increased sales within our Harry and David Direct Marketing segment, the Harry and David wholesale division within our Other category and our Harry and David Stores segment. Our Harry and David Direct Marketing segment increase was driven by higher revenue from shipping and handling and higher realized retail prices per shipped package. The retail pricing improvement was attributable to reduced product markdowns and reduced promotional activity and selected price increases in the current year fiscal period compared to the prior year fiscal period. The growth in the Harry and David wholesale division was due to continued marketing efforts, which resulted in an increase in order volume from national retailers over the prior year. Harry and David Stores segment growth over the prior fiscal year was attributable to higher revenue per sales transaction due to less promotional activity in the current fiscal year, price increases on selected items and increased customer traffic.

Harry and David Direct Marketing

Harry and David Direct Marketing segment net sales, which include catalog, Internet, business-to-business and outbound telemarketing sales, as well as revenue from shipping and handling, increased $2.1 million, or 4.6%, to $47.6 million in the thirteen-week period ended March 31, 2007, from $45.5 million in the thirteen-week period ended March 25, 2006. The increase was primarily due to lower promotional product markdowns and increased shipping and handling revenue, which resulted in higher retail prices on a per package basis. The sales increase was also partially due to the fact that the Easter holiday occurred closer to the end of the third fiscal quarter in the current year than in the prior year.

Harry and David Direct Marketing segment net sales increased $16.4 million, or 5.0%, to $345.8 million in the forty-week period ended March 31, 2007, from $329.4 million in the thirty-nine week period ended March 25, 2006. Net sales increased approximately $12.6 million, or 3.8% from fiscal 2006 to fiscal 2007, normalized for a thirty-nine week period. Despite shipping fewer packages in the current year, sales increased due to a combination of lower markdowns and discounts due to our planned reduction in promotional activity, increased income from shipping and handling revenue, increased retail prices, and fewer product returns and allowances.

Harry and David Stores

Harry and David Stores segment net sales decreased $0.9 million, or 4.2%, to $20.5 million in the thirteen-week period ended March 31, 2007, from $21.4 million in the thirteen-week period ended March 25, 2006. The decrease was largely due to poor weather conditions in many of our larger markets, predominantly in the Northeast, resulting in decreased customer traffic in the current fiscal quarter compared to the prior fiscal quarter, as well as our strategic decision not to continue discounted gift card promotions, partially offset by an increase in net sales per transaction.

Sales for comparable stores were down 5.9% for the thirteen-week period ended March 31, 2007, compared to the thirteen-week period ended March 25, 2006. After adjusting for the shift in comparative weeks due to the 53 weeks in fiscal 2007 and the seasonal shift of business associated with the Easter holiday, sales for comparable stores were up 0.3% for the thirteen-week period ended March 31, 2007 compared to the thirteen-week period ending March 25, 2006. As adjusted, the quarter ending March 31, 2007 marked the 14th consecutive quarter of positive comparable store sales. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store. We had 134 and 129 stores in operation as of March 31, 2007 and March 25, 2006, respectively.

Harry and David Stores segment net sales increased $7.8 million, or 7.1%, to $117.5 million in the forty-week period ended March 31, 2007, from $109.7 million in the thirty-nine week period ended March 25, 2006. Harry and David Stores net sales increased approximately $5.6 million, or 5.1%, from fiscal 2006 to fiscal 2007, normalized for a thirty-nine week period. The increase was primarily due to improved second quarter performance attributable to selected price increases, reduced promotional markdowns and fewer product discounts, the combination of which resulted in higher revenue per sales transaction. We also experienced higher customer traffic in the current year, which we believe was partially attributable to an overall positive customer response to new Harry and David merchandising, marketing and packaging efforts. In addition, we believe a portion of the increase was due to the economic impact of hurricanes in the United States that negatively affected sales in first quarter of the prior year. The year-to-date increase in net sales was partially offset by the decrease in the thirteen week period ended March 31, 2007 due to the factors discussed above.

Jackson & Perkins

Jackson & Perkins segment net sales increased $1.4 million, or 6.0%, to $24.9 million in the thirteen-week period ended March 31, 2007, from $23.5 million in the thirteen-week period ended March 25, 2006. The increase was primarily due to increased sales in the Jackson and Perkins wholesale division.

Jackson & Perkins wholesale division net sales increased $1.6 million, or 10.1%, to $17.4 million in the thirteen-week period ended March 31, 2007, from $15.8 million in the thirteen-week period ended March 25, 2006. The increase was primarily due to increased packaged rose sales.

Jackson & Perkins direct marketing division net sales, which include catalog, Internet, business-to-business and outbound telemarketing sales, as well as revenue from shipping and handling, decreased approximately $0.1 million, or 1.4%, to $7.1 million in the thirteen-week period ended March 31, 2007, from $7.2 million in the thirteen-week period ended March 25, 2006. The decrease was primarily due to reduced catalog circulation and reduced product assortment.

Jackson & Perkins segment net sales decreased $0.1 million, or 0.2%, to $55.1 million in the forty-week period ended March 31, 2007, from $55.2 million in the thirty-nine week period ended March 25, 2006. Net sales decreased approximately $1.8 million, or 3.3%, from fiscal 2006 to fiscal 2007, normalized for a thirty-nine week period. Net sales decreased primarily due to the decrease in sales from the Jackson & Perkins direct marketing division, partially offset by a sales increase in the Jackson & Perkins wholesale division.

Jackson & Perkins wholesale division net sales increased $1.2 million, or 5.1%, to $24.7 million in the forty-week period ended March 31, 2007, from $23.5 million in the thirty-nine week period ended March 25, 2006. The increase was primarily driven by higher packaged rose sales volume partially offset by lower royalty income in the current fiscal period.

Jackson & Perkins direct marketing division net sales decreased $1.1 million, or 3.7%, to $28.8 million in the forty-week period ended March 31, 2007, from $29.9 million in the thirty-nine week period ended March 25, 2006 The primary driver of this decrease was a page reduction in our catalogs which reflected an overall strategy to reduce the number of less profitable products offered in our catalogs. The decrease was partially offset by improved revenue from shipping and handling.

Other

Other net sales increased $1.0 million, or 23.8%, to $5.2 million in the thirteen-week period ended March 31, 2007, from $4.2 million in the thirteen-week period ended March 25, 2006. Other net sales, which primarily consist of wholesale sales, increased $14.4 million, or 70.6%, to $34.8 million in the forty-week period ended March 31, 2007, from $20.4 million in the thirty-nine week period ended March 25, 2006. The fortieth week for Harry and David wholesale did not have a material impact on net sales as most our wholesale customers purchase in advance of the holidays.

For the quarter ended and for year-to-date period ended March 31, 2007, the increase was due to increase sales volume in our Harry and David wholesale division, which was driven by sales to national retailers, whose programs expanded to include more retail locations and a broader assortment of Harry and David ® merchandise as compared to the prior year.

GROSS PROFIT

Gross profit equals net sales less cost of goods sold. Cost of goods sold includes cost of goods, occupancy expenses for manufacturing and distribution facilities, warehouse and fulfillment costs and product delivery costs. Cost of goods consists of manufacturing costs, costs of externally purchased merchandise, inbound freight expenses, freight to other production/fulfillment locations, freight to stores, and other inventory-related costs such as shrinkage, markdowns and surplus write-offs. Occupancy expenses consist of depreciation, rent, utilities and other general occupancy costs. Warehouse and fulfillment costs consist of labor, storage and equipment expenses and other costs related to inventory positioning, shipment planning, receiving, picking, packing and shipping product to the end customer, stores and production/fulfillment locations. Product delivery costs consist of third-party delivery services to customers.

The following table summarizes our consolidated gross profit, gross profit by segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars in thousands). The dollar amounts within the narrative are rounded to millions; as such, certain rounded amounts in the narrative may not sum to the amounts presented in the table.

	Thirteen Weeks Ended		Thirteen Weeks Ended		Forty Weeks Ended		Thirty-nine Weeks Ended
	March 31, 2007	Percent of Net Sales	March 25, 2006	Percent of Net Sales	March 31, 2007	Percent of Net Sales	March 25, 2006	Percent of Net Sales
Harry and David Direct Marketing	$19,752	41.5%	$11,271	24.8%	$178,413	51.6%	$145,124	44.1%
Harry and David Stores	8,855	43.2%	7,892	36.8%	59,311	50.5%	52,825	48.2%
Jackson & Perkins	6,584	26.5%	2,563	10.9%	17,283	31.4%	11,892	21.5%
Other	862	16.5%	412	9.9%	7,738	22.2%	4,445	21.8%

Total Gross Profit	$36,053	36.7%	$22,138	23.4%	$262,745	47.5%	$214,286	41.6%

Consolidated gross profit increased $14.0 million, or 63.3%, to $36.1 million in the thirteen-week period ended March 31, 2007, from $22.1 million in the thirteen-week period ended March 25, 2006. Consolidated gross profit as a percentage of consolidated net sales was 36.7% in the thirteen-week period ended March 31, 2007 and 23.4% in the thirteen-week period ended March 25, 2006. The improvement was driven by fewer markdowns and promotional discounts, lower manufacturing and fulfillment costs, reduced inventory write-offs related to roses and hardgoods in Jackson & Perkins, reduced delivery expense and the correction of an inventory error that was favorable to cost of goods versus the fiscal third quarter of 2006. For further discussion on the inventory correction see Note 3, in our condensed consolidated financial statements elsewhere in this Form 10-Q.

Consolidated gross profit increased $48.4 million, or 22.6%, to $262.7 million in the forty-week period ended March 31, 2007, from $214.3 million in the thirty-nine week period ended March 25, 2006. Excluding the fortieth week, which contributed $6.0 million of gross profit, consolidated gross profit increased approximately $42.4 million, or 19.8%, from fiscal 2006 to fiscal 2007, normalized for a thirty-nine week period. Consolidated gross profit as a percentage of consolidated net sales was 47.5% in the forty-week period ended March 31, 2007, and 41.6% in the thirty-nine week period ended March 25, 2006. The rate improvement was driven by the previously described increase in net sales per package, combined with lower variable manufacturing costs per package and reduced delivery expenses. The reduction in delivery expenses resulted from a favorable mix of lower cost delivery methods and reduced fuel surcharges. The lower variable products costs were a result of the success of our cost reduction initiatives implemented earlier in the year.

Harry and David Direct Marketing

Harry and David Direct Marketing segment gross profit increased $8.5 million, or 75.2%, to $19.8 million in the thirteen-week period ended March 31, 2007, from $11.3 million in the thirteen-week period ended March 25, 2006. On a rate basis, gross profit improved to 41.5% in the current fiscal period compared to 24.8% in the prior fiscal period. The factors for the increase were primarily the same as those described below for the forty-week period.

Harry and David Direct Marketing segment gross profit increased $33.3 million, or 22.9%, to $178.4 million in the forty-week period ended March 31, 2007, from $145.1 million in the thirty-nine week period ended March 25, 2006. Excluding the fortieth week, which accounted for $4.3 million, gross profit increased $29.0 million, or 20.0%. Harry and David Direct Marketing segment gross profit as a percentage of segment net sales was 51.6% in the forty-week period ended March 31, 2007, and 44.1% in the thirty-nine week period ended March 25, 2006. The rate improvement was driven by improved revenue from shipping and handling revenue, higher net retail sales per package as previously described, and lower variable manufacturing costs per package. Also contributing to the rate increase were lower delivery expenses and the correction of an inventory error both as described above.

Harry and David Stores

Harry and David Stores segment gross profit increased $1.0 million, or 12.7%, to $8.9 million in the thirteen-week period ended March 31, 2007, from $7.9 million in the thirteen-week period ended March 25, 2006. Harry and David Stores segment gross profit as a percentage of segment net sales was 43.2% in the thirteen-week period ended March 31, 2007, compared to 36.8% in the thirteen-week period ended March 25, 2006. Gross profit improved on both a dollar and a rate basis despite the decrease in sales, primarily due to lower inventory markdowns and fewer discounted gift card promotions.

Harry and David Stores segment gross profit increased $6.5 million, or 12.3%, to $59.3 million in the forty-week period ended March 31, 2007, from $52.8 million in the thirty-nine week period ended March 25, 2006. Excluding the fortieth week, which accounted for $1.3 million, gross profit increased $5.2 million, or 9.8%. Harry and David Stores segment gross profit as a percentage of segment net sales was 50.5% in the forty-week period ended March 31, 2007, compared to 48.2% in the thirty-nine week period ended March 25, 2006. The rate improvement was driven by higher net sales attributable to selected price increases, reduced product markdowns as well as lower variable manufacturing costs as previously described.

Jackson & Perkins

Jackson & Perkins segment gross profit increased $4.0 million, or 153.8%, to $6.6 million in the thirteen-week period ended March 31, 2007, from $2.6 million in the thirteen-week period ended March 25, 2006. Jackson & Perkins segment gross profit as a percentage of segment net sales was 26.5% in the thirteen-week period ended March 31, 2007, and 10.9% in the thirteen-week period ended March 25, 2006. The increase was driven by improved margins in both our Jackson & Perkins direct marketing division and our Jackson & Perkins wholesale division.

Jackson & Perkins direct marketing division gross profit increased $1.4 million, or 77.8%, to $3.2 million in the thirteen-week period ended March 31, 2007, from $1.8 million in the thirteen-week period ended March 25, 2006 despite the net sales decrease of $0.1 million. The increase was primarily due to lower variable costs, reduced delivery costs per package, and lower inventory write-offs.

Jackson & Perkins wholesale division gross profit increased $2.6 million, or 325.0%, to $3.4 million in the thirteen-week period ended March 31, 2007, from $0.8 million in the thirteen-week period ended March 25, 2006. The increase was attributable to higher packaged rose sales and lower rose write-offs.

Jackson & Perkins segment gross profit increased $5.4 million, or 45.4%, to $17.3 million in the forty-week period ended March 31, 2007, from $11.9 million in the thirty-nine week period ended March 25, 2006. Excluding the fortieth week, which accounted for $0.4 million, gross profit increased $5.0 million, or 42.0%. Jackson & Perkins segment gross profit as a percentage of segment net sales was 31.4% in the forty-week period ended March 31, 2007, and 21.5% in the thirty-nine week period ended March 25, 2006. The increase was driven by improved margins in both our Jackson & Perkins direct marketing division and our Jackson & Perkins wholesale division.

Jackson & Perkins direct marketing division gross profit increased $3.0 million, or 29.7%, to $13.1 million in the forty-week period ended March 31, 2007, from $10.1 million in the thirty-nine week period ended March 25, 2006, despite the net sales decrease of $1.1 million. The improvement was a result of the increase in sales, as previously described, lower delivery costs per package and lower inventory writedowns in the current period.

Jackson & Perkins wholesale division gross profit increased $2.3 million, or 121.1% to $4.2 million in the forty-week period ended March 31, 2007, from $1.9 million in the thirty-nine week period ended March 25, 2006. The increase was attributable to higher net sales, lower inventory reserves and lower royalty income, which was partially offset by lower royalty expense in the forty-week period ended March 31, 2007.

Other

Other gross profit increased $0.5 million, or 125.0%, to $0.9 million in the thirteen-week period ended March 31, 2007, from $0.4 million in the thirteen-week period ended March 25, 2006. Other gross profit as a percentage of segment net sales was 16.5% in the thirteen-week period ended March 31, 2007, and 9.9% in the thirteen-week period ended March 25, 2006.

Other gross profit increased $3.3 million, or 75.0%, to $7.7 million in the forty-week period ended March 31, 2007, from $4.4 million in the thirty-nine week period ended March 25, 2006. The dollar increase was driven by increased Harry and David wholesale division sales to national retailers, whose programs expanded to include more retail locations and a broader assortment of Harry and David merchandise. The fortieth week for Harry and David wholesale did not have a material impact on the gross profit as most of our wholesale customers purchase in advance of the holidays. Other category gross profit as a percentage of segment net sales was 22.2% in the forty-week period ended March 31, 2007, and 21.8% in the thirty-nine week period ended March 25, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses consist of occupancy costs associated with our stores and corporate facility, advertising, credit costs, call center expenses, depreciation and amortization for store leasehold improvements and fixtures, corporate facilities, Information Technology (IT) equipment and software, and corporate administrative functions. Occupancy costs associated with the stores and corporate facility include rent, common area maintenance, utilities and other general expenses. Corporate administrative functions include the costs of executive administration, legal, human resources, finance, insurance, information technology services and other general expenses. Corporate overhead allocations described below consist of various corporate overhead functions that are incurred by our Other category and allocated to the three other reportable segments. Accordingly, the fluctuation drivers for consolidated SG&A are generally the same for each reportable segment unless otherwise indicated.

The following table summarizes our consolidated SG&A expenses, SG&A expenses by segment, and SG&A expenses as a percentage of consolidated and segment net sales for the periods indicated (dollars in thousands). The dollar amounts within the narrative are rounded to millions; as such, certain rounded amounts in the narrative may not sum to the amounts presented in the table.

	Thirteen Weeks Ended		Thirteen Weeks Ended		Forty Weeks Ended		Thirty-nine Weeks Ended
	March 31, 2007	Percent of Net Sales	March 25, 2006	Percent of Net Sales	March 31, 2007	Percent of Net Sales	March 25, 2006	Percent of Net Sales
Harry and David Direct Marketing	$27,356	57.4%	$24,062	52.9%	$109,515	31.7%	$101,148	30.7%
Harry and David Stores	16,514	80.6%	15,547	72.5%	53,218	45.3%	49,827	45.4%
Jackson & Perkins	7,099	28.6%	6,954	29.6%	20,926	38.0%	20,677	37.5%
Other	738	14.2%	520	12.5%	2,787	8.0%	1,996	9.8%

Total SG&A	$51,707	52.7%	$47,083	49.8%	$186,446	33.7%	$173,648	33.7%

Consolidated SG&A expenses increased $4.6 million, or 9.8%, to $51.7 million in the thirteen-week period ended March 31, 2007, compared to $47.1 million in the thirteen-week period ended March 25, 2006. The increase was primarily driven by higher performance-based incentive compensation accrual, increased advertising related to our Spring advertising campaign, and to a lesser extent, increased depreciation and amortization. Consolidated SG&A expenses as a percentage of consolidated net sales were 52.7% in the thirteen-week period ended March 31, 2007, compared to 49.8% in the thirteen-week period ended March 25, 2006.

Consolidated SG&A expenses increased $12.8 million, or 7.4%, to $186.4 million in the forty-week period ended March 31, 2007, compared to $173.6 million in the thirty-nine week period ended March 25, 2006. The increase was primarily associated with a higher performance-based incentive compensation accrual resulting from the achievement of certain financial goals, as well as an increase in consulting expenses related to the planned implementation of an Enterprise Resource Planning (ERP) software package. Consolidated SG&A expenses as a percentage of consolidated net sales were 33.7% in both the forty-week period ended March 31, 2007 and the thirty-nine week period ended March 25, 2006.

Harry and David Direct Marketing

Harry and David Direct Marketing segment SG&A expenses increased $3.3 million, or 13.7%, to $27.4 million in the thirteen-week period ended March 31, 2007, compared to $24.1 million in the thirteen-week period ended March 25, 2006. The increase was primarily due to increased advertising and higher corporate overhead allocations in the current fiscal quarter. Harry and David Direct Marketing segment SG&A expenses as a percentage of segment net sales were 57.4% in the thirteen-week period ended March 31, 2007, compared to 52.9% in the thirteen-week period ended March 25, 2006.

Harry and David Direct Marketing segment SG&A expenses increased $8.4 million, or 8.3%, to $109.5 million in the forty-week period ended March 31, 2007, compared to $101.1 million in the thirty-nine week period ended March 25, 2006. This increase was primarily a result of higher corporate overhead allocations in the current period, as mentioned above. Excluding the fortieth week, SG&A expenses increased $6.2 million or 6.1%. Harry and David Direct Marketing segment SG&A expenses as a percentage of segment net sales were 31.7% in the forty-week period ended March 31, 2007, compared to 30.7% in the thirty-nine week period ended March 25, 2006.

Harry and David Stores

Harry and David Stores segment SG&A expenses increased $1.0 million, or 6.5%, to $16.5 million in the thirteen-week period ended March 31, 2007, compared to $15.5 million in the thirteen-week period ended March 25, 2006. The increase was primarily due to higher corporate overhead allocations, increased advertising associated with the Easter holiday promotions, and increased depreciation and amortization. The increase was partially offset by decreased payroll and benefits and outside service costs. Harry and David Stores segment SG&A expenses as a percentage of consolidated net sales were 80.6% in the thirteen-week period ended March 31, 2007, compared to 72.5% in the thirteen-week period ended and March 25, 2006.

Harry and David Stores segment SG&A expenses increased $3.4 million, or 6.8%, to $53.2 million in the forty-week period ended March 31, 2007, compared to $49.8 million in the thirty-nine week period ended March 25, 2006. Excluding the fortieth week, SG&A increased approximately $2.1 million as compared to the thirty-nine week period in the prior fiscal year. This increase was primarily due to higher corporate overhead allocations, increased payroll expenses due to headcount increases for salaried and hourly employees to support our increased store count, and higher depreciation. Harry and David Stores segment SG&A expenses as a percentage of segment net sales were 45.3% in the forty-week period ended March 31, 2007, compared to 45.4% in the thirty-nine week period ended March 25, 2006.

Jackson & Perkins

Jackson & Perkins segment SG&A expenses increased $0.1 million, or 1.4%, to $7.1 million in the thirteen-week period ended March 31, 2007, compared to $7.0 million in the thirteen-week period ended March 25, 2006. The increase was primarily due to higher payroll expense in the wholesale division partially offset by reduced advertising in the marketing division. Jackson & Perkins segment SG&A expenses as a percentage of consolidated net sales were 28.6% in the thirteen-week period ended March 31, 2007, compared to 29.6% in the thirteen-week period ended March 25, 2006.

Jackson & Perkins segment SG&A expenses increased $0.2 million, or 1.0%, to $20.9 million in the forty-week period ended March 31, 2007, compared to $20.7 million in the thirty-nine week period ended March 25, 2006. Excluding the fortieth week, which contributed approximately $0.5 million of expense, SG&A expenses were $0.3 million lower compared to last year. The decrease was primarily due to reduced advertising expense of $1.4 million in the Jackson & Perkins direct marketing division driven primarily by savings from reduced catalog circulation and pages in our catalogs. This decrease was partially offset by an increase of $0.7 million in the Jackson & Perkins wholesale division due to increased payroll expenses and an increased bad debt reserve. Jackson & Perkins segment SG&A expenses as a percentage of segment net sales were 38.0% in the forty-week period ended March 31, 2007, compared to 37.5% in the thirty-nine week period ended March 25, 2006.

Other

Other SG&A expenses increased $0.2 million, or 40.0%, to $0.7 million in the thirteen-week period ended March 31, 2007, compared to $0.5 million in the thirteen-week period ended March 25, 2006. The increase was primarily driven by slight increases in advertising expenses and bad debt reserves. Other SG&A expenses as a percentage of consolidated net sales were 14.2% in the thirteen-week period ended March 31, 2007, compared to 12.5% in the thirteen-week period ended March 25, 2006.

Other SG&A expenses increased $0.8 million, or 40.0%, to $2.8 million in the forty-week period ended March 31, 2007, compared to $2.0 million in the thirty-nine week period ended March 25, 2006 The increase was driven by increased advertising and trade show expenses in the Harry and David wholesale division. The fortieth week in Harry and David wholesale did not have a material effect on the period.

Other SG&A expenses as a percentage of net sales were 8.0% in the forty-week period ended March 31, 2007, compared to 9.8% in the thirty-nine week period ended March 25, 2006.

OTHER (INCOME) EXPENSE

Other (income) expense consists of interest and other non-operating expense (income) and is primarily recognized within our Other category, unless otherwise noted.

Other expense increased by $8.4 million, to $12.4 million in the thirteen-week period ended March 31, 2007, from $4.0 million in the thirteen-week period ended March 25, 2006. The other expense for the thirteen weeks ended March 31, 2007, was primarily comprised of $6.5 million interest expense and the $7.4 million loss on the divestiture of our Jackson and Perkins business. The expense was partially offset by $1.2 million in interest income. Other expense for the thirteen weeks ended March 25, 2006, was primarily comprised of interest expense of $6.7 million partially offset by $1.7 million of legal settlement income and $1.0 million in interest income. For further discussion of the divestiture of business, see Note 5 to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Other expense decreased $8.5 million, to $11.0 million in the forty-week period ended March 31, 2007, compared to $19.5 million in the thirty-nine week period ended March 25, 2006. The other expense for the forty weeks ended March 31, 2007 was primarily comprised of $21.6 million interest expense and the $7.4 million loss on the divestiture of business noted in the above paragraph, partially offset by the recognition of a one-time curtailment gain of $15.8 million associated with the freeze of our qualified and non-qualified pension plans effective June 25, 2006, and interest income of $1.6 million. The other expense for the prior fiscal period was primarily comprised of interest expense of $20.3 million partially offset by $1.3 million interest income. For further discussion of the freeze of our pension, see Note 10 to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates for the third quarter of fiscal 2007 and fiscal 2006 were 40.1% and 32.4%, respectively.

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

	Thirteen weeks ended March 31, 2007	Thirteen weeks ended March 25, 2006	Forty weeks ended March 31, 2007	Thirty-nine weeks ended March 25, 2006
Net income (loss)	$(16,836)	$(19,546)	$39,850	$12,245
Interest expense, net	5,299	5,695	19,992	18,994
Provision (benefit) for income taxes	(11,253)	(9,380)	25,432	8,933
Depreciation and amortization	5,055	4,730	14,748	14,788

EBITDA	$(17,735)	$(18,501)	$100,022	$54,960
Interest expense, net	(5,299)	(5,695)	(19,992)	(18,994)
Provision (benefit) for income taxes	11,253	9,380	(25,432)	(8,933)
Stock option compensation expense	128	113	437	339
Write-off of deferred IPO costs	—	—	—	2,180
Loss on disposal of fixed assets	(3)	400	218	704
Loss on divestiture of business	7,406	—	7,406	—
Realized and unrealized gain on short-term investments	(188)	—	(188)	—
Deferred income taxes	(11,452)	(9,640)	24,852	8,712
Pension curtailment gain	—	—	(15,844)	—
Amortization of deferred financing costs	658	657	2,010	1,823
Changes in operating assets and liabilities	(54,687)	(62,026)	(2,289)	2,958

Net cash provided by (used in) operating activities	$(69,919)	$(85,312)	$71,200	$43,749

In the thirteen-week period ended March 31, 2007, net loss and EBITDA included:

•	$0.4 million of consulting fees associated with the implementation of our ERP software project, other IT strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.2 million severance;

•	$0.3 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.4 million of net proceeds received from a one-time legal settlement;

•	$1.9 million favorable adjustment due to the reconciliation of aged unmatched inventory receipts identified in the ERP conversion process; and

•	$7.4 million of loss on divestiture of business.

In the thirteen-week period ended March 25, 2006, net loss and EBITDA included:

•	$0.3 million of losses related to closed stores;

•	$0.3 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.2 million of incremental employee executive recruiting and relocation charges; and

•	$1.7 million of net proceeds from an insurance settlement.

In the forty-week period ended March 31, 2007, net income and EBITDA included:

•	$15.8 million non-cash pension curtailment gain;

•	$3.3 million of consulting fees associated with the implementation of our ERP software project, other IT strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$1.0 million severance;

•	$0.8 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.2 million loss on disposal of fixed assets;

•	$0.3 million of income recognized from vendor settlements;

•	$0.4 million of net proceeds received from a one-time legal settlement;

•	$1.5 million favorable adjustment due to the reconciliation of aged unmatched inventory receipts identified in the ERP conversion process; and

•	$7.4 million of loss on divestiture of business.

In the thirty-nine week period ended March 25, 2006, net income and EBITDA included:

•	$0.1 million of income related to closed stores;

•	$0.1 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•

$0.1 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.1 million of rental income due to a change in accounting treatment;

•	$0.8 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.8 million of incremental employee executive recruiting and relocation charges;

•	$2.2 million of deferred IPO costs that were written off; and

•	$1.7 million of net proceeds from an insurance settlement.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At March 31, 2007, our primary sources of liquidity were cash, cash equivalents and short-term investments of $78.9 million and unused borrowings under our revolving credit facility of $123.0 million to the extent of our current available borrowing base. As of March 31, 2007, we had $2.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. At March 31, 2007 total available borrowings were approximately $14.5 million and we had no borrowings outstanding. See further discussion of our revolving credit facility below under “Borrowing Arrangements”. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility starting in the first quarter of each fiscal year to finance operations leading up to the December holiday selling season. Our available cash and borrowings are used to fund general operating expenses, inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during the fourth calendar quarter (our second fiscal quarter) because of the holiday selling season (see “Seasonality” below).

Based upon our historical results, current operations and strategic plans, we believe that our cash flow from operations, together with available cash, short-term investments and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our operations for the next twelve months. Certain loan covenants in the revolving credit facility and in the indenture governing the Senior Notes restrict the transfer of funds from the direct and indirect subsidiaries to the parent in the form of cash dividends, loans or advances.

Cash Flows Provided by Operating Activities

Cash provided by operating activities totaled $71.2 million in the forty-week period ended March 31, 2007, compared to $43.7 million in the thirty-nine week period ended March 25, 2006. The $27.5 million increase in cash provided by operating activities was primarily attributable to our improved operating results.

Cash Flows Used in Investment Activities

Cash used in investment activities totaled $48.7 million in the forty-week period ended March 31, 2007, compared to $10.1 million in the thirty-nine week period ended March 25, 2006. Included in the usage were $37.2 million purchases of short-term investments and capital expenditures of $11.6 million, as compared to $10.1 for the prior fiscal period. Capital expenditures in the first forty weeks of fiscal 2007 included investment in an ERP system (excluding assets acquired by capital lease), additional manufacturing capacity, new stores and a new transportation and fulfillment management system to support distribution, and infrastructure spending for our seasonal call center, which was relocated within the city of Eugene.

We currently expect our capital investments to be approximately $24.5 million for fiscal 2007 (which includes approximately $2.1 million obtained through capital leases), based primarily on spending for the implementation of the ERP system, manufacturing improvements, new store openings, and systems modernization. However, our actual capital expenditures for fiscal 2007 may be different than currently anticipated depending upon the size and nature of new business opportunities, actual cash flows generated by our operations, and the timing of new project spending.

Cash Flows Provided by Financing Activities

Cash provided by financing activities totaled $0.4 million for the forty weeks ended March 31, 2007, compared to a usage of $4.6 million in the thirty-nine weeks ended March 25, 2006. The increase was primarily driven by payments in the prior year related to deferred financing costs and a dividend, neither of which occurred in the current year.

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

As of March 31, 2007, we had $2.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the Credit Agreement are determined in accordance with our asset-based debt limitation formula. Total available borrowing capacity at March 31, 2007 was approximately $14.5 million.

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

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture.

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

At March 31, 2007, we were in compliance with all of our covenants under the Credit Agreement.

Long-term Debt

In February 2005, Harry & David Operations Corp., our wholly-owned subsidiary, issued $70.0 million in Senior Floating Rate Notes due March 1, 2012, and $175.0 million of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.36% and 10.23% at March 31, 2007, and June 24, 2006, respectively. The $175.0 million of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments.

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

Harry & David Operations Corp. and its subsidiaries’ ability to comply with these covenants may be affected by events beyond their control, such as those described under “Risk Factors” in our Annual Report on Form 10-K as updated in Part II, Item 1A, herein. If Harry & David Operations Corp. and its subsidiaries’ does not remain in compliance with these covenants, they may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes could accelerate all amounts outstanding to be immediately due and payable.

At March 31, 2007, we were in compliance with all of our covenants under the indenture governing our Senior Notes.

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

Based upon our current operations and historical results, we believe that our cash flow from operations, together with available cash, short-term investments and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our future growth for the next 12 months. To the extent additional funding is required beyond the twelve-month horizon, we expect to seek additional financing in the public or private debt or equity capital markets. Our equity sponsors, Wasserstein & Co. and Highfields Capital Management, are not obligated to provide financing to us. If we are unable to obtain the capital we require to implement our business strategy on acceptable terms or in a timely manner, we would attempt to take appropriate actions to tailor our activities to match our available financing, including revising our business strategy and future growth plans to accommodate the amount of available financing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We are required to adopt SFAS No. 158 for our fiscal year ending June 30, 2007, and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The Interpretation stipulates recognition and measurement criteria, balance sheet classification, interim period accounting and significantly expands disclosure provisions for uncertain tax positions taken or that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are required to adopt FIN 48 for our fiscal year ending June 28, 2008, and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF 06-3 includes sales, use, value added and certain excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have an impact on our consolidated financial position, results of operation or cash flows. We present sales taxes on a net basis.

In June 2006, the EITF ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. EITF 06-2 provisions allow for either retrospective application, or a cumulative effect adjustment approach upon adoption. We are required to adopt EITF 06-2 for the fiscal year ending June 28, 2008, and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

While we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting, during the third quarter of fiscal 2007 we identified two matters, as described in Note 3 to our condensed consolidated financial statements elsewhere in this Form 10-Q, which we deemed to be significant deficiencies as defined in Statement of Auditing Standard 112, related to our controls and procedures surrounding the closing of aged, unmatched inventory receipts and cash reporting. We believe we have taken steps to strengthen controls in both of these areas. We plan to continue to assess our internal controls and procedures and will take action as necessary to effect compliance with Section 404 of the Sarbanes-Oxley Act when we are required to make an assessment of our internal controls under Section 404 for fiscal 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information required by this Item is contained in Note 12 to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

As noted previously in this filing, we completed the sale of its Jackson & Perkins business in April 2007. In connection with the sale, we entered into an agreement to provide certain transitional services. Any number of risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 24, 2006 could adversely impact our ability to perform our obligation under that agreement.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Purchase Agreement, dated as of March 30, 2007, among Harry & David Operations Corp., Bear Creek Direct Marketing, Inc., Jackson & Perkins Operations, Inc., J&P Acquisition Inc. and Donald Hachenberger and Glenda Hachenberger.*

2.2	Purchase Agreement, dated as of April 10, 2007 between Bear Creek Operations, Inc. and J&P Acquisition Inc.*

2.3	Asset Purchase Agreement, dated as of March 30, 2007, among Jackson & Perkins Operations, Inc., Wasco Real Properties I, LLC and Wasco Real Properties II, LLC.*

2.4	First Amendment to Asset Purchase Agreement, dated as of April 17, 2007, among Jackson & Perkins Operations, Inc., Wasco Real Properties I, LLC and Wasco Real Properties II, LLC.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Pursuant to Regulation S-K, Item 601(b)(2), the Exhibits and Schedules have not been filed. The Registrant agrees to furnish, supplementally, a copy of any omitted Exhibit or Schedule to the Securities and Exchange Commission upon request.

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

HARRY & DAVID HOLDINGS, INC.

By:	/s/ WILLIAM H. WILLIAMS
William H. Williams
President and Chief Executive Officer

By:	/s/ STEPHEN V. O’CONNELL
Stephen V. O’Connell
Chief Financial Officer and Chief Administrative Officer

May 15, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Purchase Agreement, dated as of March 30, 2007, among Harry & David Operations Corp., Bear Creek Direct Marketing, Inc., Jackson & Perkins Operations, Inc., J&P Acquisition Inc. and Donald Hachenberger and Glenda Hachenberger.*

2.2	Purchase Agreement, dated as of April 10, 2007 between Bear Creek Operations, Inc. and J&P Acquisition Inc.*

2.3	Asset Purchase Agreement, dated as of March 30, 2007, among Jackson & Perkins Operations, Inc., Wasco Real Properties I, LLC and Wasco Real Properties II, LLC.*

2.4	First Amendment to Asset Purchase Agreement, dated as of April 17, 2007, among Jackson & Perkins Operations, Inc., Wasco Real Properties I, LLC and Wasco Real Properties II, LLC.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Pursuant to Regulation S-K, Item 601(b)(2), the Exhibits and Schedules have not been filed. The Registrant agrees to furnish, supplementally, a copy of any omitted Exhibit or Schedule to the Securities and Exchange Commission upon request.