Form 10-K
period 2007-06-30
Harry & David Holdings, Inc.
filed 2007-09-14
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☒    No  ☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, December 30, 2006, was $0.

The number of outstanding shares of the registrant’s common stock as of August 31, 2007, was 1,032,241.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, information statements and other information regarding Harry & David Holdings, Inc. and other companies that file materials with the SEC electronically. We also make available free of charge through our website, www.hndcorp.com, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished to the SEC.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance and growth potential of our brands, statements related to litigation matters, statements related to introducing new core and seasonal merchandise assortments, statements related to reducing returns, replacements and damages, statements related to implementing new inventory management systems, statements related to new marketing initiatives and expanding electronic direct marketing initiatives, statements related to transportation costs, statements related to our plans to open new retail stores, statements related to implementing new e-commerce functionality, statements related to future comparable store sales, statements related to our fiscal 2007 income tax provision and effective tax rate, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the impact of new accounting pronouncements, statements related to indemnifications under our agreements, statements related to legal proceedings and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed in Part I – “Item 1A – Risk Factors” and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

i

ii

PART I

ITEM 1. BUSINESS

Unless otherwise indicated, as used in this Form 10-K, the terms “we,” “our” and “us” refer to Harry & David Holdings, Inc. and its consolidated subsidiaries. Harry & David Holdings, Inc. is a holding company owned by funds sponsored by Wasserstein Partners, LP, and its affiliates (“Wasserstein”), funds sponsored by Highfields Capital Management LP (“Highfields”), and certain members of management. References to “Harry and David” are to our subsidiaries that grow, manufacture, design, market and package our gift-quality fruit and gourmet food products and gifts. References to “Harry and David®” are to the trademark.

OVERVIEW

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry and David® brand. Our signature Harry and David® products include our flagship Royal Riviera® pears, our Fruit-of-the-Month Club® products, our Tower of Treats® gifts (stacked boxes filled with various products) and Moose Munch® caramel and chocolate popcorn snacks. Our marketing channels include direct marketing (via phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores and wholesale distribution through select retailers.

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

We believe that several long-term trends are positively affecting our business, including continued discretionary consumer spending and the growth of our target market. In addition, we expect our Harry and David business to benefit from continued growth in online retailing, a maturing population that is likely to increase our customer base, increased opportunities for cross-channel marketing, increased consumer demand for high-quality gourmet products, the perception by a growing number of consumers of specialty foods as an affordable treat and the consumer desire for quality products with a heritage of brand recognition. We have recently implemented several initiatives to drive sales growth, including: increasing brand awareness, increased catalog circulation, Internet marketing, cross-channel campaigns, in-store events, public relations and further expanding our customer reach in our Harry and David Wholesale segment.

OUR HISTORY

Harry & David Holdings, Inc. (formerly known as Bear Creek Holdings, Inc., which was formerly known as Pear Acquisition Inc.) was incorporated in March 2004 in Delaware for the purpose of acquiring Harry & David Operations Corp. (formerly known as Bear Creek Corporation).

On June 17, 2004, Harry & David Holdings, Inc. purchased all of the outstanding shares of common stock of Harry & David Operations Corp. (our “Predecessor” for accounting purposes), from Yamanouchi Consumer Inc., (“YCI”) (the “2004 Acquisition”). The aggregate consideration for the 2004 Acquisition was, including cash acquired of $22.8 million, $252.9 million, including fees and expenses and a favorable post-closing working capital purchase price adjustment of $1.4 million. The 2004 Acquisition was financed through an $82.6 million equity contribution from Wasserstein and Highfields, borrowings by our subsidiary Harry & David Operations Corp. of $155.0 million under a senior secured term loan and borrowings by us of $13.9 million under an unsecured term loan.

Upon the closing of the 2004 Acquisition, Harry & David Operations Corp. also entered into a new $150.0 million revolving credit facility secured by our and our subsidiaries’ assets. Harry & David Operations Corp. uses this facility to provide seasonal working capital to support inventory buildup for the holiday selling season and for other general corporate purposes. In February 2005, this facility was amended and restated to reduce the borrowing availability to $125.0 million and to amend certain of its covenants. This facility was replaced on March 20, 2006 with a new revolving credit agreement with a group of lenders that provides for $125.0 million of revolving credit secured by our assets.

In February 2005, Harry & David Operations Corp. issued $70.0 million of Senior Floating Rate Notes and $175.0 million of Senior Fixed Rate Notes (the “Senior Notes”), the proceeds of which, together with operating cash, were used to repay the $155.0 million secured loan and the $13.9 million unsecured term loans and to return $82.6 million of capital to Harry and David Holdings, Inc.’s initial stockholders.

The results of operations presented in this Form 10-K for all periods prior to the 2004 Acquisition are referred to as the results of the “Predecessor.” The financial data of the Predecessor and Harry & David Holdings, Inc. (“Successor”) has been combined for fiscal year 2004 and is presented for comparative purposes.

OUR SEGMENTS

Our net sales are derived primarily from our three reporting segments: Harry and David Direct Marketing, Harry and David Stores, and Harry and David Wholesale. For further information on how we evaluate and define our reporting segments, see “Note 15 – Segment Reporting” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Divestiture of the Jackson & Perkins businesses

As discussed elsewhere in this Form 10-K, we divested our Jackson & Perkins businesses in the fourth quarter of fiscal 2007, including the direct marketing and wholesale businesses, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventory, including rose plants, horticultural products and home and garden décor, as well as its direct marketing and wholesale customer lists and relationships. In connection with the sale of the business, we entered into an agreement to provide certain transitional services to the buyer through June fiscal 2008. The related assets were written down to fair value, resulting in a net loss on divestiture of Jackson & Perkins of $4.7 million. Proceeds on the sale, net of transaction fees, were $21.6 million. A portion of the proceeds received were comprised of net receivable amounts and product credits due from the buyer of $6.3 million.

In a separate transaction associated with the sale of our Jackson & Perkins businesses, we also sold approximately 3,200 acres of land in Wasco, California, which had been used primarily to support the rose growing operations of Jackson & Perkins, as well as the related buildings and equipment. We recognized a net gain of $11.4 million on the sale of land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations. Proceeds on the sale, net of transaction fees, were $27.7 million.

The total net gain recognized on the sale of the Jackson & Perkins businesses was $6.7 million, which is included within the results of discontinued operations in the consolidated statement of operations for fiscal 2007. Also included in discontinued operations are the historical operating results of Jackson & Perkins business and the transitional revenues and expenses.

The discontinued operations of these components have been retrospectively presented in the consolidated statements of operations and footnotes of fiscal 2006 and 2005, as applicable.

Unless otherwise noted, the former Jackson & Perkins segment is generally not discussed in this Item 1 Business section.

For further information regarding the divestiture of the Jackson & Perkins business, see “Note 5 – Discontinued Operations” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

For financial information about our reporting segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and “Note 15 – Segment Reporting” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Harry and David

Under the Harry and David brand, we grow, manufacture, design, package and market, through multiple channels, gift-quality fruit, such as our flagship Royal Riviera® pears and Fruit-of-the-Month Club® products, exclusive specialty food products and other gifts such as Moose Munch® caramel and chocolate popcorn snacks, packaged gift baskets and Tower of Treats® gifts, as well as other gourmet confections, chocolates, bakery items, specialty foods and home accessories. Harry and David® products are sold through our catalog, the Internet, business-to-business telemarketing, stores and wholesale channel.

We also utilize public and corporate relations to help promote new products and create brand awareness. The Harry and David® brand has received widespread coverage in newspapers such as the Wall Street Journal, local newscasts, and feature segments on the Food Network, the Today Show and Late Show with David Letterman. We intend to continue to seek coverage through additional national regional media events and hosted product samplings.

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

In fiscal 2006, while we increased catalog circulation, sluggish early holiday demand led us to markdown products and offer delivery and processing discounts at above average levels. We also experienced unanticipated product and delivery cost increases, which, along with the markdowns noted above, combined to severely lower profits in fiscal 2006. In contrast to our fiscal 2006 strategy, fiscal 2007 focused on selected product price and delivery charge increases and narrowed assortments, significantly lower delivery promotional activity and a slightly reduced catalog circulation. These initiatives resulted in sales growth of 3.9% and a gross margin improvement of 710 basis points as compared to fiscal 2006.

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

For each customer in our database, we maintain an active marketing and purchasing history, and we model a customer’s propensity to respond to future promotions. We then develop a detailed circulation plan for each catalog mailing, using sophisticated list segmentation based on the data mined. For prospective customers, we employ a similar strategy based on names and information that we rent from or exchange with independent third parties. In fiscal 2007, we circulated approximately 98.9 million Harry and David catalogs, a decrease of approximately 0.7% over the prior fiscal year. In fiscal 2006, we circulated approximately 99.6 million Harry and David catalogs, an increase of approximately 6.5% over the prior fiscal year.

Internet. Our Harry and David website, at www.harryanddavid.com, provides a growing and complementary channel that improves customer access and convenience to our catalog business, enables timely communication through email, enhances our market share of last minute gift-giving sales and increases our brand awareness. In fiscal 2007, nearly 46% of all direct marketing orders were placed over the Internet, which on a dollar basis, represents approximately 38% of net sales, and approximately 63% of our new customers placed at least one order on our website. Increased Internet orders help lower infrastructure and operating costs, improve inventory management through pricing flexibility, as well as lower customer acquisition expenses compared to catalogs. The Internet also allows us to capture a larger share of our customers’ gifting orders. We believe that our highly recognizable brand name has enabled us to develop strategic on-line partnerships with websites such as Upromise.com and select airline frequent flyer programs, strategic advertising placement on websites and key word search placement on search engine websites such as Google.com, MSN.com and Yahoo.com.

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

Customer profile. In fiscal 2007, individuals accounted for the majority of our Harry and David Direct Marketing net sales, while businesses accounted for the remaining sales. Our Harry and David Direct Marketing customers are primarily affluent, well-educated, discerning, brand responsive family oriented women. The top 100 customers in Harry and David Direct Marketing represented approximately 1.5% of Harry and David Direct Marketing net sales in fiscal 2007. Our internal research shows that our customers buy our products because of quality, convenience, gift selection, past experience and positive comments from prior gift recipients.

Competition. The U.S. consumer markets for flowers, cards and gifts, and specialty foods are highly competitive and fragmented. We compete based on product quality, package design, shopping convenience, customer service and previous brand experience. In our direct marketing channel, we compete with traditional distribution channels, other web sites, floral and specialty gift direct marketers and catalog companies. Harry and David Direct Marketing’s primary competitors include 1-800 Flowers, FTD.com, Williams Sonoma and Omaha Steaks.

Harry and David Stores

We launched the Harry and David Stores segment in 1993 and opened our flagship Country Village store near our headquarters in Medford, Oregon in 1994. Our Harry and David Stores provide a platform to capture consumer demand for year-round gifts, self-consumption as well as entertaining needs. Our stores also increase our access to new customers and allow us to extend our brand presence to a wider audience. The Harry and David Stores segment also acts as a consumer testing ground for new products that can later be expanded into the Harry and David Direct Marketing and Harry and David Wholesale segments.

Our core products include signature holiday and seasonal gift items such as boxes of Royal Riviera® pears and Tower of Treats® gifts. The Harry and David Stores segment also offers an expanded assortment of products for self-use and entertaining needs including a broad assortment of chocolates, confections, snacks, condiments, easy-to-prepare specialty foods, home entertainment products such as tabletop and home décor accessories. This expanded assortment is used to promote our custom gift services such as “Baskets by You”SM and business sales. Furthermore, our stores are a primary channel for facilitating new product development. We update our product line seasonally with a goal to derive 40% to 45% of our store sales from new and updated products. In fiscal 2007, we offered over 650 new or updated products in our stores.

Our outlet stores focus on products for self-use along with selections from our core gift product line. Our specialty stores focus on our core product line, gift-ready packaging, selected tabletop, home décor accessory and entertainment products. Our flagship Country Village store offers the full selection of Harry and David retail products as well as expanded offerings consisting of fresh fruit, vegetables and produce, and gourmet specialty foods and wine selections.

Key initiatives in the Harry and David Stores segment such as intensifying our product development process, increasing the number of new and updated products, improving in-store packaging, signage and customer loyalty, improving inventory management and leveraging the field sales management incentive program have enabled us to continue to achieve positive comparable store increases. In addition, we are able to cross-promote between our channels. For example, our “We Deliver” program allows our in-store customers to place catalog orders with our stores, and our store sales managers collaborate with the corporate sales division to drive business-to-business sales. Our custom gift program “Baskets By You”SM enables store customers to create their own gift baskets. Our retail store channel also provides a mechanism to increase repurchase frequency, increase average transaction size and improve customer retention. In addition, we have implemented a successful in-store and direct mail campaign to grow our Stores customer file and cross-promote with our direct marketing channel. As a result of these initiatives, we experienced increased comparable store sales for 14 consecutive quarters, from the second quarter of fiscal 2004 through the third quarter of fiscal 2007, after adjusting for the effect of the extra week in fiscal 2007.

Going forward, we plan to continue to expand our store product categories while continuing to seasonally update our existing product offerings. Recent new or expanded categories include wine, luxury chocolates, appetizers, one-dish meals, expansion of the Moose Munch brand into new flavors and products, as well as tabletop, serveware and holiday décor. We have also developed updated interior designs for both new outlets and lifestyle stores, as well as a pilot Moose Munch kiosk concept. Finally, we are developing a 12,000 square foot “Harry & David Marketplace” prototype, which will allow us to export our successful Country Village in Medford, Oregon to key growth markets around the country. We intend the first of these to open in October 2008. The designs for each concept are intended to increase sales per square foot and gross margins, optimize product presentation, increase customer interaction through product demonstrations and sampling, grow our custom gift services, increase store traffic and improve customer conversion.

Store locations. As of June 30, 2007, we operated one Country Village store, 88 stores in factory outlet centers and 46 specialty stores. As of June 24, 2006, we operated one Country Village store, 83 stores in factory outlet centers and 46 specialty stores. As of June 25, 2005, we operated one Country Village Store, 83 stores in factory outlet centers and 52 specialty stores. We operate our stores in leading outlet and lifestyle centers, specialty malls and other high traffic shopping areas throughout the United States. We intend to open new store locations, primarily in outlet centers.

Customer profile. Similar to our Harry and David Direct Marketing customers, Harry and David Stores customers are primarily affluent, well-educated, discerning, brand-responsive and family-oriented women. Our store customers, who are slightly younger, purchase primarily for self-use and entertaining purposes, while our Harry and David Direct Marketing customers, who are typically slightly older, primarily make purchases for gifts. Harry and David Stores customers make purchases year-round and more frequently in the non-holiday period than Harry and David Direct Marketing customers and, therefore, provide us with new year-round buyers to target through the Harry and David Direct Marketing segment at favorable customer acquisition costs.

Competition. Our Harry and David Stores compete based on proprietary, diverse and high-quality product offerings, and focus on customer satisfaction and gift services. Our primary competitors in the confections sector are See’s Candies, Lindt & Sprüngli (the parent company of Ghirardelli), Godiva and Rocky Mountain Chocolate. Our primary competitors in the specialty food and home accessories sector are Williams-Sonoma for our specialty stores, Kitchen Connection and Le Gourmet Chef for our outlets, and specialty and gourmet grocers for our “Harry and David Marketplace” concept.

Harry and David Wholesale

Harry and David Wholesale was launched in fiscal 2001 to further expand our customer reach and brand awareness, focusing primarily on building relationships with leading retailers in their respective classes of trade. These classes of trade include select club channel retailers, mass merchants, department stores, specialty retailers and grocery accounts. The top ten wholesale customers represented approximately 88% of Harry and David Wholesale gross product revenues in fiscal 2007. Our relationships with our wholesale customers provide us access to a large number of consumers, who generally fit the Harry and David customer profile. We expect that these relationships will increase overall wholesale sales by attracting such wholesalers’ customers to purchase our products in our other retail channels. We also believe that our wholesale relationships increase our brand presence and awareness, and allow us to produce and sell greater amounts during our non-holiday selling season.

All of the products that we sell through the wholesale channel are branded, proprietary and packaged appropriately for retail customers. Harry and David products sold through the wholesale channel include chocolates and confections, such as Moose Munch® caramel and chocolate popcorn confection and Moose Munch® bars, as well as channel-appropriate gift baskets and other food gifts. In fiscal 2007, our net sales in this channel experienced a 72.1% increase as we expanded the number of Harry and David branded products offered to our wholesale customers, primarily national retailers, whose programs expanded to include more retail locations. We believe that the continued expansion of our Harry and David brand into the wholesale channel through the introduction of new products and selected specialty foods such as snacks, condiments and preserves will be a growth driver for us going forward.

Competition. Harry and David Wholesale’s primary competitors in the confections sector are premier confectioneries Lindt & Sprüngli (the parent company of Ghirardelli) and Godiva.

Harry and David Product Development

We believe that innovative product development allows us to differentiate and strengthen the value of our Harry and David brand. Our product development is driven by customer purchasing trends tracked through our direct marketing channel and our stores, as well as trends in the gourmet and specialty foods and restaurant industries that are monitored through industry exhibitions, publications and subscriptions to trend services. New product designs are initially conceptualized by our merchant/product development teams. They are then prototyped for design review and undergo a quality testing process using internal product teams and/or outside analysis. Our product packaging is developed by our product design team to ensure that the packaging preserves the product’s integrity through our various distribution channels and the package design is consistent with the Harry and David brand image, product quality and specialized merchandising requirements. Once new products pass various tests, they are introduced into the appropriate channel.

Harry and David Production and Manufacturing

Currently, we own approximately 3,300 acres of land in Oregon, of which approximately 2,000 acres are planted orchards geographically dispersed throughout the Rogue Valley of Southern Oregon at varying elevations and micro-climates. This dispersion has historically allowed us to successfully mitigate the risks associated with frost, wind, hail, storm damage and other inclement weather as well as dependence on any single water source. Also included in our 3,300 acres is our 93-acre campus in Medford, Oregon, which houses our 54,000 square foot bakery, confectionery and chocolate complex dedicated to the production of baked goods, chocolates and confections, our 332,000 square foot fruit packing and gift assembly complex, our 72,000 square foot year-round call center and various other distribution and storage facilities. Our owned acreage also includes housing for our seasonal workforce. We also own a 51-acre campus in Hebron, Ohio, which houses our 275,000 square foot fruit packing and gift assembly complex and our 55,000 square foot office space and call center.

Through decades of experience, we have developed proven techniques and expertise in growing and harvesting gift-quality fruit. In fiscal 2007, we harvested over 16,100 tons of pears and more than 610 tons of peaches. We are currently the largest producer of Comice pears in the United States, producing or controlling the majority of the gift-quality Comice pears commercially produced in the United States. In fiscal 2007, we also produced approximately 3.0 million pounds of baked goods and approximately 12.2 million pounds of confectionery products, as compared to approximately 2.7 million pounds of baked goods and approximately 9.3 million pounds of confectionery products in fiscal 2006.

RAW MATERIALS, INVENTORY MANAGEMENT AND SOURCING

We outsource some of our products to various third-party vendors. Harry and David products that we outsource include selected fresh produce, meats, certain confections, snacks, condiments and tabletop, entertaining and home décor accessories. We are diligent in our selection of companies to which we outsource and from which we purchase; we only select those whom we determine meet our high quality standards. For example, in order to ensure that fruit produced by domestic and international growers meets our high quality standards, our own personnel supervise the selection, grading and shipping of the fruit at the growing location. Varieties of fruit sold, but not grown, by Harry and David are produced by growers in various locations throughout the United States and in other countries.

Our primary raw materials include paper for our catalog operations, corrugated paper for our delivery needs, and chocolate, butter, cheese and fruit that we do not grow ourselves. We have multiple suppliers for these raw materials and we are not dependent on any one particular supplier. Furthermore, relative to many other specialty retailers in the U.S. gift industry, we develop more of our sales and manufacturing plans according to our experience selling the same or similar items in prior years. We develop our products based on projected demand and have the flexibility in our manufacturing operation to change the quantity and assortment of products to ensure we have adequate supply while minimizing lost sales or excess inventory. We use many of the same raw materials for our gifts from season to season to provide inventory flexibility. We also have long-term relationships with our suppliers that help ensure adequate supplies of raw materials.

DISTRIBUTION AND LOGISTICS

We utilize two year-round distribution centers, located in Medford, Oregon and Hebron, Ohio, to deliver our products to our customers. See “Item 2 – Properties.” In Medford, Oregon, plant products and food products along with other store merchandise are distributed through two discrete buildings. In Hebron, Ohio, Harry and David products are packaged and distributed in a combination of owned and leased buildings. In addition to our owned facilities, we lease storage and distribution facilities throughout the United States during the holiday selling season. Locations of these facilities may change annually, as we solicit bids each year.

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

Harry and David products purchased by store customers are typically shipped by refrigerated or ambient trucks, as appropriate, to Harry and David stores on regularly scheduled routes. Standard routes generally involve bi-weekly shipments, while peak-season routes typically involve additional shipments per week. Products to be delivered to wholesale customers are typically shipped by refrigerated truck to either the wholesale customer directly or to the wholesale customer’s distribution center. Larger wholesale customers often pick up products directly from our distribution centers.

INFORMATION TECHNOLOGY

Our information technology systems consist of both purchased systems and proprietary software that have fully-integrated functionality. Our information technology department generally manages our technology systems, but in some cases, where appropriate, systems and data are managed outside of our IT department. Occasionally, this department utilizes outside experts to advise on specific functions or projects to ensure that our systems fully support our businesses. We have invested significant capital to develop our information technology infrastructure. We estimate annual information technology expenditures will generally include selected system replacements, normal maintenance and functional enhancements on a going forward basis. We do not currently project any significant information technology projects or upgrades which cannot be accommodated within our current capital plans. See “Item 1A – Risk Factors.”

Our internally developed order fulfillment software is integrated with our manufacturing and distribution operations. At the point of order, a customer is able to select a desired receipt date, potentially months in advance, to coincide with gift-giving occasions. Our fulfillment system is able to accept an order for a future date and match it to inventory that has yet to be manufactured on a SKU level. In addition, the system is able to select the appropriate products from our inventory that comply with state or international agricultural restrictions. Logistically, our systems are able to assign the distribution facility from which the order will be shipped. During the holiday selling season, our information technology systems can cost-effectively scale to support in excess of 100,000 orders and 300,000 packages shipped per day.

Our information technology systems were designed with an emphasis on infrastructure stability. While several of our systems are linked, in the event of a system error, built-in redundancy and fail-safe capabilities are generally designed to keep remaining systems operational whenever possible.

CALL CENTERS AND CUSTOMER SERVICE

We accept orders through two year-round call centers located in Medford, Oregon and Hebron, Ohio, which collectively operate 24 hours a day, seven days a week. We have a 72,000 square foot call center at our Medford, Oregon facility and a 55,000 square foot call center and office space at our Hebron, Ohio facility. In order to support our peak selling season, we also operate a seasonal call center in Eugene, Oregon.

Our in-house call centers enable us to retain greater control of the quality, timeliness and cost of taking product orders than other marketers who outsource call center services to third-party contractors. Through our toll-free numbers, customers place orders, request catalogs or make merchandise and order inquiries. Customers generally have access to real-time product availability information and are able to select a desired receipt date at the time of order. Our experienced customer service representatives, including many of our seasonal staff who return each year to assist us during our peak selling periods, are an integral part of our business. We hire, train and retain customer-friendly customer service agents to answer telephone and e-mail inquiries, to offer assistance with shopping online and online customer service and to provide prompt attention and helpful information in response to our customers’ inquiries.

Defining attributes of the call centers are their scalability and integration. The information technology systems that support the call centers are scalable, supporting few call center workstations during non-peak seasons and expanding during peak seasons. In addition, the call centers are all fully integrated such that in the event of a hardware or software error at one call center, all incoming calls will automatically be rerouted to functioning call centers.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We hold trademark registrations covering the form and style of most of the slogans and trademarks used in our advertisements and packaging materials, including Royal Riviera® pears, Fruit-of-the-Month Club® products, Tower of Treats® gifts and Moose Munch® caramel and chocolate popcorn snacks. We believe that our trademark registrations are of significant value to our business. Additionally, our policy is to copyright certain advertising copy and descriptive or instructional materials included in customer packages.

We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. Our service marks and trademarks used in this Form 10-K include: Harry and David®; Royal Riviera® pears; Fruit-of-the-Month Club®; Tower of Treats®; Moose Munch®; Baskets by YouSM; and Royal Chocolates®. Each trademark, trade name or service mark of any other company appearing in this Form 10-K belongs to its holder. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship by us of, the trademark, trade name or service mark owner.

EMPLOYEES

At August 31, 2007, we had 1,312 full-time employees. During the fiscal 2007 holiday selling season, we employed approximately 10,060 workers.

GOVERNMENT REGULATION

Our food operations are subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents, and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental, health and safety authorities. The U.S. Food and Drug Administration enforces statutory standards regarding the labeling and safety of food products, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for foods and determines the safety of food substances in the U.S. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions. See “Item 1A – Risk Factors.”

We are subject to various labor, health and pension regulations, which, among others, includes the Employee Retirement Income Security Act (ERISA) and regulations set forth by the Occupational Safety and Health Administration (OSHA).

Our operations are subject to comprehensive federal, state and local laws and regulations relating to environmental protection. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, or the risk of exposure to chemicals, and these permits are subject to modification, renewal and revocation by issuing authorities. We use pesticides, petroleum products, refrigerants and other hazardous materials in the operation of our business. If we do not fully comply with applicable environmental laws and regulations or the permits required for our operations, or if a release of hazardous materials occurs at or from one of our facilities, we could become subject to fine, penalties, or other sanctions as well as to lawsuits alleging exposure, personal injury or property damage. We could also be held liable for the cost of remedying the condition or incur costs related to retrofitting or upgrading our facilities. In addition, maintaining or achieving compliance with the existing and increasingly stringent future environmental requirements could require us to make material additional expenditures.

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

ITEM 1A. RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business, which should be carefully considered together with the other information contained in this Form 10-K and in our other filings with the SEC. If any such risks and uncertainties actually occur, our business, financial condition or other operating results could differ materially from the plans, projections and other forward-looking statements included in “Item 7 – Management’s Discussion & Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K and in our other public filings. See “Forward-looking Statements” discussion at the beginning of this Form 10-K. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties actually occurs, our business, financial condition or operating results could be harmed substantially.

The majority of our sales and net earnings are realized during the holiday selling season from October through December; therefore, if sales during this period are below our expectations, there may be a disproportionate effect on our revenues and expenses.

We experience significantly increased sales activity during the holiday selling season, particularly between the Thanksgiving and Christmas holidays. For example, in fiscal 2007 the Harry and David Direct Marketing and Harry and David Stores segments collectively generated approximately 60% of their annual net sales during the holiday selling season. If sales during this period are below our expectations, there may be a disproportionate effect on our revenues and expenses. Accordingly, changing economic conditions or deviations from projected demand for products during the holiday selling season in the fourth calendar quarter could have a material adverse effect on our financial position and results for the full year.

In anticipation of the holiday selling season, we incur significant expenses and we also make up-front advance commitments. For example, we typically incur significant expenses related to catalog paper and printing. We also increase our inventory levels and hire a substantial number of seasonal employees to supplement our existing workforce. In addition, because we commit to these costs, as well as certain fixed costs, in anticipation of expected sales during the fourth quarter holiday selling season, in the event that our actual sales during that calendar quarter are lower than anticipated, our results of operations and profitability will be negatively impacted.

Disruption in our operations in preparing for or experienced during the holiday season could result in decreased sales. Such disruptions can result from interruptions or delays in telecommunication systems or the Internet that interfere with our order-taking process, supply chain disruptions caused by an interruption in our information technology systems or at our distribution centers. These disruptions could impede the timely and effective delivery of our products and result in cancelled orders, a delay in the circulation of our holiday catalogs, or other problems with our information technology or order-fulfillment operations as discussed below.

Our quarterly operating results may fluctuate significantly due to a variety of factors, including seasonality and the timing of various holidays.

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including, but not limited to, shifts in the timing of holidays, including Easter, Thanksgiving and Christmas and the strategic importance of holiday selling season results. Because of the timing of our fiscal quarter ends, a holiday may occur during different fiscal quarters from year to year. Holiday selling season sales may also significantly fluctuate annually depending upon the number of shopping days between Thanksgiving and Christmas, which is our peak season. As a result, our year-to-year comparisons may be inconsistent.

In addition, most of our operating expenses, such as depreciation and amortization, rent expenses, advertising and promotional expenses and core employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a particular quarter are below our expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore a sales shortfall could have a disproportionate effect on our operating results for that quarter. As a result of these factors, our operating results for any one period may not be indicative of our operating results for the full fiscal year.

Comparable store performance may fluctuate significantly due to a variety of factors.

Comparable store sales may fluctuate in the future due to a variety of factors, including:

•	the general retail sales environment, including local competition and economic conditions;

•	changes in our merchandise mix or pricing strategies;

•	our ability to efficiently source and distribute products;

•	the timing of release of new merchandise and promotional events;

•	the success of our marketing programs;

•	our ability to attract and retain a qualified sales staff, particularly during the holiday season;

•	the number of stores we open, expand or close in any period; and

•	weather conditions which can reduce customer traffic, thereby affecting comparable store sales.

If we are unable to accurately target the appropriate segment of the consumer market with our catalog mailings and achieve adequate response rates through our catalog mailings, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins.

We have historically relied on revenues generated from customers initially contacted through our catalog mailings. The success of our direct marketing business largely depends on our ability to achieve adequate response rates to our catalog mailings, which have historically fluctuated. Although we track the purchasing history of our customers to extrapolate a customer’s propensity to respond to future catalog circulations, any of the following could cause customers to forego or defer purchases:

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

We conduct the majority of our distribution operations through two year-round distribution centers. A serious disruption or slow-down at any of these facilities due to inclement weather, fire, earthquake, telephone service or power outages, inadequate system capacity, labor disputes, union organizing activity, human error, acts of terrorism or any other cause could materially impair our ability to distribute our products to customers in a timely manner or at the anticipated cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace any of our distribution centers or systems, which could reduce our revenues and profits and may harm our relationships with our customers. A significant portion of our products are perishable goods, and any disruption in operations, particularly any failure of our cold storage facilities, could damage a significant portion of our inventory and require us to write off that damaged inventory, thereby increasing our expenses.

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

Our ability to provide high quality products, as well as our ability to execute our business plan generally, depends in large part upon our ability to attract and retain highly qualified personnel. Competition for such personnel is intense. We have in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The location of our corporate offices outside of a major metropolitan area, under some circumstances, makes it more difficult to recruit personnel in certain fields, such as finance, marketing and design. At certain times, we may have difficulty in our efforts to recruit and retain the required personnel. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

In addition, we require a large number of seasonal workers to meet customer demand during our peak season, as well as seasonal agricultural workers in late summer and early fall to meet our harvest demands. While we have been successful in the past, if we are unable to hire an adequate number of seasonal workers, we may be unable to meet production schedules. In addition, we may experience higher wage costs if wage increases are required to attract adequate seasonal labor.

No unions currently exist at our facilities, however, any disruption of our operations due to labor difficulties could result in our inability to timely meet customer demand or affect the quality or breadth of the products we offer. The reputation of our company and brands could suffer and we could lose customers as a result. In addition, increased labor costs, to the extent they cannot be passed on to our customers, could negatively impact our profitability.

Upgrades or modifications to our information technology systems and disruptions to our IT operations and other areas may result in decreased sales or cause us to incur unanticipated expenses.

Our success depends on our ability to take orders and source, take orders, and distribute merchandise efficiently through appropriate systems and procedures. We regularly evaluate our information technology systems and requirements and from time to time, we may substantially upgrade or otherwise modify the information technology systems that support our product pipeline, including systems relating to product design, sourcing, merchandise planning, forecasting and purchase order, inventory, order taking, distribution, transportation and price management. Modifications may involve updating or replacing legacy systems with successor systems on a periodic basis. There are inherent risks associated with replacing our core systems, including possible supply chain disruptions that would affect our ability to take orders and ship products to our stores and customers on a timely basis. We may be unable to successfully launch new systems or the launch may occur with disruptions. Any disruptions could result in decreased sales or cause us to incur unanticipated expenses, thereby reducing our profitability.

We must successfully manage our Internet business.

The success of our Internet business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

SEC reporting obligations place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls for our fiscal 2008 annual report and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal controls over financial reporting by the time our fiscal 2008 annual report is due and thereafter. This process requires us to document our internal controls over financial reporting and to potentially make significant changes thereto. See also Part II – “Item 9A – Controls and Procedures.” As a result, we may be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to test our systems and to make such improvements and to potentially hire additional personnel.

We rely on the products and services of third parties and if we fail to establish, maintain and develop strategic relationships with high quality, well-known, reputable and reliable vendors and suppliers, our sales may decline or our costs may increase.

Our business is dependent on continued good relations with our third-party vendors and suppliers for some of our products and services. Outsourced products include some of our Harry and David® fresh fruit, produce, meats, snacks and condiments, gift plants, and tabletop and home décor accessories. We do not directly control these vendors or the quality of their goods and therefore cannot control the selection, grading and shipping of some of these fresh products. If these vendors and suppliers do not fulfill orders to our customers’ satisfaction, including our customers’ expectation of quality, our customers may not purchase from us in the future. Further, if we are unable to produce sufficient inventory for any reason, we may also be dependent on third parties for products we usually produce ourselves.

Currently, we have a limited number of long-term contractual relationships with our key vendors and, accordingly, there can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing. Many of our vendors could discontinue selling to us or raise the prices they charge at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, certain of our vendors sell their products directly to the retail market and therefore compete with us directly, and other vendors may decide to do so in the future. There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lesser quality items, raise the prices they charge us or focus on selling their products directly. Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, could have a material adverse effect on our business, results of operations and financial condition.

In addition to outsourcing materials and production for some of our products, we also depend on third parties for our cold storage, telecommunications, maintenance of certain of our technology systems and shipment of our products. Our inability to acquire such services, or the loss of one or more key vendors, could have a negative effect on our business and financial results.

We depend on third-party carriers to deliver our catalogs, as well as for delivery of purchased products, and any increase in postal or delivery rates or disruption in delivery services will result in increased customer acquisition or delivery costs, which we may be unable to recover.

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

We rely upon third-party carriers for our product shipments, including shipments to, from and between our stores. Accordingly, we are subject to risks, including employee strikes and inclement weather, which may affect our third-party carriers’ abilities to meet our delivery needs. Among other things, any circumstances that require us to use other delivery services for all or a portion of our shipments could result in increased costs and delayed deliveries and could materially harm our business. In addition, although we have a contract with our primary third-party carrier that expires in June 2010, they have the right to terminate the contract upon 30 days written notice. While this contract with our primary third-party carrier provides certain discounts from the shipment rates in effect at the time of shipment, the contract does not limit their ability to raise the shipment rates at any time. Accordingly, we are subject to the risk that our service provider may increase the rates they charge, terminate their contract with us, decrease the rate discounts provided to us when an existing contract is renewed or that we may be unable to agree on the terms of a new contract, any of which could materially adversely affect our operating results.

Increases in delivery rates or changes in the availability of rate discounts could have a negative impact on our operating results to the extent that we are unable to pass such increased costs on directly to customers or offset such increased costs by raising our selling prices. In addition, fuel costs are a significant component of our product delivery costs. There is a risk of higher fuel costs, which, because of the inability of our third-party carriers to absorb such increases, could result in higher delivery expenses for us. In the event that our third-party carriers raise their prices to ship our goods, our customers might choose to buy comparable products locally to avoid delivery charges, which could negatively impact our sales.

Any decrease in the availability, or increase in the cost, of raw materials could materially affect our earnings.

Our operations depend, in part, on the availability of various raw materials, including paper for our catalog operations, corrugated paper for our delivery needs, and chocolate, butter, sugar and cheese used to produce some of our products, and fruit and produce that we do not grow ourselves. The availability of raw materials may decrease and their prices are likely to be volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Disruption in the supply of our raw materials could temporarily impair our ability to manufacture some of our products or require us to pay higher prices in order to obtain these raw materials from other sources. In the event our raw material costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials could materially increase our costs and therefore lower our gross margins.

Extreme weather conditions, crop diseases and pests could reduce both our crop size and quality, and we may be unable to produce or acquire sufficient inventory, resulting in lost sales, increased costs or lost customers.

Our business activities are subject to a variety of agricultural risks. Extreme weather conditions, such as droughts, frosts, hail or other storms can cause unfavorable growing conditions that adversely affect the quality and quantity of the pears and peaches grown in our orchards. Moreover, all of our irrigation rights are subject to and limited by adequate availability of irrigation water within a particular water shed system. Seasonal circumstances such as lower annual rainfall or snow accumulation may negatively affect the availability of water and consequently, in such a year, we may not receive our full allotment of water. The loss or reduction of the supply of water to any of our orchards or farms as a result of a drought at a particular water shed could result in our inability to produce sufficient inventory. Furthermore, weather conditions may also affect the availability and ripening of the fruit we use in various programs and promotions, which in turn may shift sales between quarters on a comparable year-to-year basis. Pests and crop diseases can also reduce our crop size and quality. If any of these factors affect a substantial portion of our production facilities in any year, we may be unable to produce sufficient crop inventory, resulting in lost sales, shifts in fruit sales between fiscal quarters, increased costs and/or lost customers.

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

Our operations and the food products that we grow, manufacture and market, including products we source from third parties, are subject to regulation and inspection by the U.S. Department of Agriculture and the U.S. Food and Drug Administration, among other regulatory agencies, and we may incur increased costs to comply with applicable regulations.

We are subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents, and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental, health and safety authorities. These agencies enforce statutory standards and regulate matters such as the nature and amounts of pesticides that may be used in growing fruit, the sanitary condition of storage, processing and packing facilities and equipment, documentation of shipments, traceability of food products, the use of various additives, labeling, sales promotion, marketing practices, and, in some cases, the fruit that may be shipped to or from a state. Although we believe that our operations and our products, including products we source from third parties, are substantially in compliance with all currently applicable regulations and licensing requirements, we may be required to incur costly changes to operations in the future if regulations change or if new rules are adopted or if it is ultimately determined that we are not in compliance with existing regulations. Applicable federal, state or local regulations may cause us to incur substantial compliance costs or delay the availability of items at one or more of our orchards, food production facilities, or storage and distribution centers, which could result in decreased sales. In addition, if violations occur, regulators can impose fines, penalties or other sanctions, and we could be subject to private lawsuits alleging injury and/or property damage. Our products could also become subject to quarantine by regulatory authorities, which would result in significant lost sales.

The industries in which we compete are highly competitive and a failure to effectively compete could result in lost revenues if our customers take their business elsewhere or we are unable to attract new customers.

The U.S. gift, gourmet food gift and specialty foods industries are highly competitive. The market for specialty retail products has undergone significant changes and growth over the past several years as consumer spending levels have increased, leaving the industries in which we compete highly fragmented and open to entry by new competitors. We compete with national, regional and local businesses and Internet retailers, as well as department stores and specialty stores, discount stores, big box retailers, supermarkets, club store chains and mass merchants, some of whom are also customers that offer goods substantially similar to those we offer through our Harry and David® brand. Some of our existing and potential competitors may have competitive advantages over us, including larger customer bases, more widespread brand recognition, a more developed Internet presence or greater financial resources. We face a variety of competitive challenges, including:

•	maintaining favorable brand recognition and achieving customer perception of value;

•	anticipating and quickly responding to changing consumer demands better than our competitors;

•	developing innovative, high-quality products that appeal to our target customers; and

•	sourcing, manufacturing, and distributing merchandise effectively.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fear of war, inclement weather, consumer debt, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, health epidemics and consumer perceptions of personal well-being and security. These factors may also affect our various brands and channels differently. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.

The amount of our outstanding borrowings could adversely affect our financial condition and adversely affect our ability to execute our business strategy.

We have a significant amount of indebtedness. As of June 30, 2007, we had $245.7 million of debt outstanding, representing the total outstanding principal amount of our Senior Notes and the long-term portion of our capital lease obligations. As of June 30, 2007, we also had $123.0 million available under our revolving credit facility, excluding $2.0 million in letters of credit outstanding. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Our total available borrowing capacity at June 30, 2007 was $3.1 million.

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

Our ability to satisfy our outstanding debt obligations will depend upon our future operating performance, which will be affected by prevailing economic and financial conditions, business and other factors, many of which are beyond our control. We anticipate that our operating cash flow, together with borrowings under our revolving credit facility, will be sufficient to meet our anticipated operating expenses and to service our debt obligations as they become due. If, however, we do not generate sufficient cash flow for these purposes, we may be unable to service our indebtedness and may have to adopt alternative strategies that could include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking equity capital.

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

These covenants could limit our ability to plan for or react to market conditions or to meet our capital needs. If we are not able to comply with these covenants and other requirements contained in the indenture governing our Senior Notes or our revolving credit facility, an event of default under the relevant debt instrument could occur which could also trigger similar rights under other agreements and cause holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable.

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

The FTC has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing the Internet, with particular emphasis on access by minors. In addition, other governmental authorities have proposed regulations to govern the collection and use of personal information that may be obtained from customers or visitors when accessing the Internet. These regulations may include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC has made inquiries and investigations of companies’ practices with respect to their information collection and dissemination practices to confirm that these are consistent with stated privacy policies and to determine whether companies take precautions to secure consumers’ personal information. In some situations, the FTC has brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers’ personal information. Additionally, U.S. and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table summarizes the location and general size of facilities that we own and are used by our operating segments as of June 30, 2007.

Location	Function	Size
Medford, OR	Orchards Planted / Undeveloped / Other Campus	2,000/500/800 acres 93 acres
	Manufacturing / Distribution	386,000 sq ft
	Call Center	72,000 sq ft
	Office	329,000 sq ft
	Warehouse / Cold Storage	260,000 sq ft

Hebron, OH	Campus	51 acres
	Packaging / Distribution / Warehouse	148,000 sq ft
	Call Center / Office	55,000 sq ft
	Cold Storage	127,000 sq ft

Our leased store space, as of June 30, 2007, totaled 362,644 square feet for 135 stores compared to 351,618 square feet for 130 stores, as of June 24, 2006. The retail stores are leased by us with original terms ranging generally from 5 to 20 years. Certain leases contain renewal options for periods of up to 10 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a negotiated threshold of sales after which a percent of sales is paid to the landlord.

The following table summarizes the location and general size of facilities that we lease and that are used by our operating segments as of June 30, 2007.

Location	Function	Size
Medford, OR	Cold Storage	446,665 sq ft
Wasco, CA	Distribution	19,000 sq ft
Hebron, OH	Warehouse	50,000 sq ft

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate the expansion of our operations. Our Wasco lease was primarily used for our Jackson & Perkins operations sold in the fourth quarter of fiscal 2007. We anticipate either negotiating a lease termination or, if requested by the Jackson & Perkins buyer, a lease assignment of the facility.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are involved from time to time in claims and legal actions incidental to our operations, both as plaintiff and defendant. A number of actions or proceedings were pending as of June 30, 2007. In the opinion of management, the ultimate liability, if any, arising from the actions or claims to which we are a party is not expected to have a material adverse effect, individually or in the aggregate, on our business, financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no established public trading market for our common stock and we have no authorized preferred stock.

HOLDERS

The outstanding voting securities of Harry & David Holdings, Inc. consist of shares of its common stock, par value $0.01 per share. As of June 30, 2007, there were 1,032,241 shares of our common stock outstanding. As of June 30, 2007 all shares of Harry & David Holdings, Inc.’s common stock were held by funds sponsored by Wasserstein and their affiliates, Highfields and their affiliates, and current and former officers of Harry and David.

DIVIDENDS

In connection with the offer and sale of the outstanding Senior Notes in February 2005, our subsidiary Harry & David Operations Corp. made a distribution to us in the amount of $82.6 million with a portion of the net proceeds from that sale, which we in turn distributed to Harry & David Holdings, Inc.’s initial investors as a return of capital. In addition, on June 13, 2005, we assigned to Harry & David Holdings, Inc.’s stockholders of record as of that date, Wasserstein and Highfields, our right to receive the payment from YCI, which we had estimated to be approximately $16.4 million as of June 25, 2005, relating to a percentage of certain net operating losses of Harry & David Operations Corp. and its subsidiaries, which YCI had agreed to pay to us under the stock purchase agreement related to the 2004 Acquisition subject to certain conditions. On September 16, 2005, Wasserstein and Highfields further assigned a portion of the YCI payment to our other stockholders of record as of that date, all of whom are or were members of management. On September 16, 2005, in accordance with the original assignment, YCI paid $16.4 million to Wasserstein and Highfields, who subsequently paid a portion of the payment received to the other stockholders.

On October 28, 2005, we paid a $2.6 million cash dividend to our stockholders of record as of that date.

Although we paid dividends in fiscal 2006, we do not plan to pay dividends on our common stock for the foreseeable future. We may retain any future earnings to support the development and expansion of our business or make additional payments under our credit facility and, as a result, we may not pay cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our revolving credit facility and indenture governing our Senior Notes impose limitations on our and our subsidiaries’ ability to pay cash dividends or other payments or distributions with respect to their capital stock in excess of certain limitations, which, therefore, limits our ability to pay cash dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information Summary

The table below sets forth information regarding our Equity Compensation Plans as of June 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	66,251	$112.87	51,508
Equity Compensation Plans not approved by security holders	—	—	—

Total	66,251	$112.87	51,508

RECENT SALES OF UNREGISTERED SECURITIES

On various dates in fiscal 2007, we issued and sold an aggregate amount of 12,312 shares of common stock, par value $0.01 per share, upon exercise of employee stock options under our Amended and Restated 2004 Stock Option Plan for an aggregate consideration of $1.0 million in cash. These issuances of common stock were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Harry & David Holdings, Inc. was formed for the purpose of completing the acquisition of Harry & David Operations Corp. (our “Predecessor”, for accounting purposes, formerly known as Bear Creek Corporation). The selected historical consolidated financial information as of June 30, 2007, June 24, 2006 and June 25, 2005 and for the 53 weeks ended June 30, 2007, the 52 weeks ended June 24, 2006, and the 52 weeks ended June 25, 2005, has been derived from, and should be read together with, the audited consolidated financial statements and accompanying notes of Harry & David Holdings, Inc., (“Successor”) appearing elsewhere in this Form 10-K. The selected historical consolidated financial information for the period from June 17, 2004 to June 26, 2004 has been derived from, and should be read together with, the audited consolidated financial statements of our Predecessor, which have not been included in this Form 10-K.

The following discussion should also be read together with Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and accompanying notes appearing in Part IV, Item 15 in this Form 10-K.

	Successor				Predecessor
	Fiscal year ended			Period from June 17, 2004 to June 26, 2004 (4)	Period from March 28, 2004 to June 16, 2004 (4)	Fiscal year ended
Dollars in thousands, except per share data	June 30, 2007 (3)	June 24, 2006 (3)	June 25, 2005 (3)			March 27, 2004 (4)	March 29, 2003 (4)
Statement of Operations Data:
Net sales	$561,017	$524,384	$490,738	$7,664	$61,845	$522,162	$515,131
Gross profit	265,806	221,995	220,743	2,282	15,693	226,456	226,082
Operating income (loss) (1)	50,734	22,776	26,469	(1,741)	(25,795)	14,505	20,744
Net income (loss) from continuing operations	30,697	(5,661)	(5,274)	(1,378)	(15,332)	10,837	10,251
Net income (loss) from discontinued operations	1,304	(4,052)	951	—	—	—	—
Net income (loss) (1)	32,001	(9,713)	(4,323)	(1,378)	(15,332)	10,837	10,251

Earnings (loss) per share – basic and diluted:
Continuing operations	29.90	(5.58)	(5.27)	(1.38)	(15,332)	10,837	10,251
Discontinued operations	1.27	(4.00)	0.95	—	—	—	—

Total	$31.17	$(9.58)	$(4.32)	$(1.38)	$(15,332)	$10,837	$10,251

Basic and diluted weighted average shares used in per share calculations	1,026,604	1,013,650	1,000,000	1,000,000	1,000	1,000	1,000

Balance Sheet Data:
Cash and cash equivalents (5)	$49,408	$18,637	$19,677	$23,629	$3,768	$3,702	$4,515
Working capital (2)	74,106	22,867	27,021	39,692	13,195	11,630	15,047
Total assets (5)	370,518	350,183	339,606	342,318	328,299	306,988	324,108
Long-term debt	245,669	245,000	245,000	147,055	—	—	—
Stockholders’ equity (deficit)	4,264	(30,450)	(20,227)	82,624	84,002	191,740	180,903

(1)	Operating income and net income in fiscal 2004 and fiscal 2003 reflect a non-cash corporate charge assessed by YCI, Harry & David Operations Corp.’s former parent company and as such, the operating results may not be comparable to future years.
(2)	Working capital represents current assets (which includes cash and short-term investments), less current liabilities.
(3)	The fiscal 2007 divestiture of the Jackson & Perkins business is accounted for as discontinued operations in the 2007, 2006, and 2005 fiscal years presented. For further information, refer to “Note 5 – Discontinued Operations” in our Consolidated Financial Statements within Part IV, Item 15 of this Form 10-K.
(4)	The audited consolidated financial statements for fiscal 2004 and fiscal 2003 have not been revised for the discontinued operations discussed above in (3).
(5)	Cash and cash equivalents presented here have been restated as of June 24, 2006, and June 25, 2005 to correct our historical practice of reclassifying outstanding checks to accounts payable. As such, cash and cash equivalents and total assets presented here are restated. For further information, refer to “Note 4 – Restatement of Financial Statements” in our Consolidated Financial Statements within Part IV, Item 15 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management assessment of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes in Part IV, Item 15 in this Form 10-K. Our Consolidated Financial Statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. For further information, see “Critical Accounting Policies and Estimates” below.

The following discussion should be read in conjunction with and is qualified in its entirety by reference to, the audited Consolidated Financial Statements and accompanying notes. See Part IV Item 15 in this Form 10-K.

OVERVIEW

General

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit and gourmet food products and other gifts, which are marketed under the Harry and David® brand. We market our products through multiple channels, including direct marketing (via phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores and wholesale distribution through select retailers.

We grow, manufacture, design or package products that account for the significant majority of our sales annually. In addition, we have created a substantial and scalable state-of-the-art infrastructure through recent significant capital expenditures in our production, fulfillment and distribution capabilities, our information technology systems, and our retail stores network. Our vertically integrated operations allow us to efficiently manage our costs, quality assurance, manufacturing capacity, and inventory. Accordingly, we expect to derive cost structure and operating margin benefits as revenues increase. We believe that our vertical integration allows us to maintain a high degree of control over product quality compared with that of our competitors as we rely less heavily on third-party suppliers, particularly during peak periods. In addition, our vertical integration generally lowers our product sourcing costs, allows us to optimally adjust the assortment of products we offer and enables us to adjust product inventory levels to quickly respond to changes in customer demand.

Net sales are derived primarily from our three reporting segments, Harry and David Direct Marketing, which generates sales of Harry and David merchandise through our catalog, Internet, business-to-business and consumer telemarketing operations, Harry and David Stores and Harry and David Wholesale. For further information on how we evaluate and define our reporting segments, see “Note 15 – Segment Reporting” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

In the “Other” category, we derive sales of surplus, non-gift-quality fruit grown both in our orchards and from contract purchases. Also included in this other category are the business units that support our operations, including orchards, product supply, distribution, customer operations, facilities, information technology services and administrative and marketing support functions. The costs relating to the operation of these business units are allocated at cost to one of our operating segments through cost of goods sold or selling, general and administrative expense.

Divestiture of the Jackson & Perkins business

As discussed elsewhere in this Form 10-K, we divested our Jackson & Perkins business in the fourth quarter of fiscal 2007, including the direct marketing and wholesale businesses, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventory, including rose plants, horticultural products and home and garden décor, as well as its direct marketing and wholesale customer lists and relationships. In association with the sale of the Jackson & Perkins business, we also sold approximately 3,200 acres of land in Wasco, California, which had been used primarily to support the rose growing operations of Jackson & Perkins, as well as the related buildings and equipment. In connection with the sale of the business, we entered into an agreement to provide certain transitional services through June 2008.

We recognized a net gain of $6.7 million on the sale, reflecting net proceeds of $49.3 million, $6.3 million of which is comprised of amounts receivable and product credits due from the buyer. The net gain, historical operating results of the Jackson & Perkins business and transitional revenues and expenses are included within the results of discontinued operations in the consolidated statement of operations for fiscal 2007.

Unless otherwise noted, the results of our former Jackson & Perkins segment are not generally discussed in this management’s discussion and analysis, which is limited to continuing operations.

For further information regarding the divestiture of the Jackson & Perkins business, see “Note 5 – Discontinued Operations” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Factors and trends

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

Several economic and industry trends and factors can impact our business, results of operations, liquidity and financial condition. Additionally, the amount of our outstanding debt could adversely affect our financial condition. For a discussion of risk factors, see “Item 1A -Risk Factors”, within Part 1 of this Form 10-K.

BASIS OF PRESENTATION

Fiscal Year

Effective in June 2005, we changed our fiscal year end to the last Saturday of June of each year. There were 53 weeks fiscal 2007 and 52 weeks in both fiscal 2006 and fiscal 2005.

Discontinued Operations

During the fourth quarter of fiscal 2007, we completed the sale of our Jackson & Perkins businesses, including the direct marketing and wholesale businesses, as well as the sale of land in Wasco, California and the associated buildings and equipment, which primarily supported the Jackson & Perkins rose growing operations.

We have classified the historical results of the Jackson & Perkins businesses, the associated gain on the sale and the revenues and expenses associated with the related transitional services agreement as discontinued operations.

Except as otherwise noted in this management’s discussion and analysis of financial condition and results of operations, the effects of removing discontinued operations from the consolidated statements of operations for all periods presented as applicable, and the results of our former Jackson & Perkins segment are not generally discussed. For further information regarding discontinued operations, see “Note 5 – Discontinued Operations” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

The financial results from discontinued operations, which are included in the consolidated statements of operations, were as follows:

	2007	2006	2005
Net sales	$64.9	$73.8	$75.5
Gain on sale of discontinued operations	6.7	—	—
Provision (benefit) for income taxes on discontinued operations	1.1	(2.5)	0.8
Net income (loss) from discontinued operations	1.3	(4.1)	1.0

Net sales for fiscal 2007 reflect approximately $57.3 million of sales activity that occurred prior to the completion of the sale of the Jackson & Perkins business on April 10, 2007. Net sales activity that occurred subsequent to the date of sale was primarily comprised of revenues associated with the transitional services agreement and residual farm crop sales.

The following discussion and analysis focuses on financial results of continuing operations. The historical results of our operations included in the following discussion do not necessarily reflect what our results of operations, financial position and cash flows may be in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates. For a further discussion of some of the risks that could cause actual results to differ from estimates, see “Item 1A - Risk Factors”, included in Part 1 of this Form 10-K.

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

However, you should also review all of our significant accounting policies, including the use of estimates in connection with these policies, which are described in more detail in “Note 3 – Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

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

Delivery and processing fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net sales. Delivery costs are included in cost of goods sold.

We record a reserve for estimated product returns and allowances in each reporting period. If returns were to increase or decrease, changes to our reserves could be required.

Inventories

Finished goods, materials, packaging supplies and work-in-process are stated at the lower of cost, on the first-in, first-out basis, or market value. Fruit crop inventories are accounted for on a crop year that spans from November to October. Prior to the sale of the Jackson & Perkins business, which occurred during the fourth quarter of fiscal 2007, rose crop inventories were accounted for over their respective growing cycles, and included costs of up to three years of nursery stock.

We estimate a provision for damaged, obsolete, excess and slow-moving inventory based on specific identification and aged inventory reports. We provide for excess and obsolete inventories in the period when excess and obsolescence are determined to have occurred. If our estimate proves to be incorrect, we could be required to adjust the provision.

Income Taxes

We account for income taxes under the liability method pursuant to SFAS 109. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statements and tax basis of assets and liabilities multiplied by the expected tax rate in the year the differences are expected to reverse. Deferred income tax expense or benefit results from the change in the net deferred tax asset or liability between periods. For further information see “Note 3 – Summary of Significant Accounting Policies – Income Taxes” and “Note 9— Income Taxes” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

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

Stock-based Compensation

We account for stock options granted to employees under SFAS No. 123 R, Share-Based Payment. The fair value of stock-based awards to employees is calculated by us using the Black-Scholes option valuation model, which requires that we make certain subjective assumptions. These assumptions include future stock price volatility and expected time to exercise, which affect the calculated values. Forfeitures are assumed to equal 10% of the total option grant amount amortized evenly over the full five-year life of the options. The expected term of options granted is derived from the time difference between the initial grant and date of final vesting, a customary assumption for stock options in private equity-controlled companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. These option pricing models require subjective assumptions.

Impairment of Long-lived Assets

Fixed assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our long-lived assets for impairment annually or if indicators exist. Recoverability of assets is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible assets

On June 17, 2004, we purchased all of the outstanding shares of common stock of Harry & David Operations Corp. (formerly Bear Creek Corporation) (the “2004 Acquisition”). In conjunction with the 2004 Acquisition, we acquired intangible assets of $37.0 million consisting of trade names and trademarks, customer and rental lists, and favorable lease agreements that were assigned values at the acquisition date. The trade names and trademarks were valued at $28.4 million and have been assigned an indefinite life; as such, they are not amortized. Subsequent to the original valuation, in fiscal 2006 and 2007, the value of the trade names and trademarks and customer and rental lists were adjusted. For further discussion, see “Note 6 – Balance Sheet Information - Intangible Assets” included in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K. The indefinite lived assets are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value. We complete our impairment testing as of the first day of the fourth quarter of each fiscal year. There were no impairment losses in fiscal 2007, 2006 and 2005.

The customer and rental lists are being amortized using the straight-line method over their estimated remaining useful lives ranging from one to four years. The intangible assets related to the favorable lease agreements are being amortized over the remaining lives of the underlying leases ranging from three to five years.

Pension Plans

Our pension benefit costs and liabilities are developed from actuarial valuations. Inherent in these valuations are assumptions we determine after consultation with our actuaries, including discount rates, expected returns on plan assets and rates of compensation increases. In determining the expected rates and returns, we are required to consider current market conditions, including changes in interest rates. For further discussion, see “Note 8 – Benefit Programs” included in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Material changes in our pension and post-retirement benefit costs may occur in the future, resulting from changes in assumptions or other management decisions. In fiscal 2004, Harry & David Operations Corp. incurred additional plan curtailment costs due to a reduction in force, primarily at YCI and its affiliates, which triggered higher pension expenses. In addition, the board of directors approved a soft freeze of our qualified pension plan effective June 25, 2006, whereby no new participants may enter the plan. A full freeze of the plan became effective June 30, 2007, whereby pension benefits were no longer accrued for participants. On August 1, 2006, the board of directors approved both the adoption of and a hard freeze of the non-qualified pension plan effective June 30, 2007 and as a result, we recorded a non-cash curtailment gain of $15.8 million in the first quarter of fiscal 2007 for the qualified and non-qualified pension plans. For further discussion, see “Note 8 – Benefit Programs” included in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results for the fiscal 2007, 2006 and 2005 (dollars are in millions). Certain rounded amounts below have been adjusted in order to agree to consolidated net income (loss):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net sales	$561.0	$524.4	$490.7
Costs of goods sold	295.2	302.4	270.0

Gross profit	265.8	222.0	220.7

Costs and expenses:
Selling, general and administrative	214.0	198.2	193.2
Selling, general and administrative – related party	1.1	1.0	1.1

	215.1	199.2	194.3

Operating income	50.7	22.8	26.4

Other (income) expense:
Interest income	(3.1)	(1.8)	(0.9)
Interest expense	28.2	26.5	35.4
Pension curtailment gain	(15.8)	—	—
Other (income) expense, net	(0.5)	1.2	(0.4)

	8.8	25.9	34.1

Income (loss) from continuing operations before income taxes	41.9	(3.1)	(7.7)
Provision (benefit) for income taxes	11.2	2.5	(2.4)

Net income (loss) from continuing operations	30.7	(5.6)	(5.3)

Discontinued operations:
Gain on sale of Jackson & Perkins	6.7	—	—
Operating income (loss) on discontinued operations	(4.3)	(6.5)	1.8
Provision (benefit) for income taxes	1.1	(2.4)	0.8

Net income (loss) from discontinued operations	1.3	(4.1)	1.0

Net income (loss)	$32.0	$(9.7)	$(4.3)

Fiscal 2007 Operating Results Summary

We experienced improvements in our financial, operational, and strategic performance for all segments during fiscal 2007. In fiscal 2006, our strategy for our Harry and David Direct Marketing and Harry and David Stores segments was to increase our product assortments and catalog circulation while minimizing product costs and delivery and processing charges, as well as to promote our brand by issuing discounted gift cards. However, sluggish early holiday demand led us to markdown products and offer delivery and processing discounts at above average levels. We also experienced unanticipated product and delivery cost increases, which, along with the markdowns noted above, combined to severely lower profits in fiscal 2006.

In fiscal 2007, we undertook a series of actions to improve gross profit. For both Harry and David Direct Marketing and Harry and David Stores, these actions included selected product price increases, more conservative inventory management resulting in lower markdown levels, and fewer product discounts. In addition, for Harry and David Direct Marketing, we increased delivery and processing charges, better reflecting our actual delivery and processing costs, and reduced the depth and amount of delivery discounts. In fiscal 2007, we also experienced lower variable manufacturing costs per package due to lower component costs and favorable product value engineering.

In fiscal 2007, we continued to focus on growing our Harry and David Wholesale segment significantly: net sales increased 72.1% for fiscal 2007 versus fiscal 2006. In fiscal 2006, our growth strategy for the Harry and David Wholesale segment included increased product assortment, enhancement of strategic partner relationships and expansion of distribution to both existing and new customers. In fiscal 2007, the Harry and David Wholesale segment was able to leverage its existing relationships with national retailers, whose programs expanded to include more retail locations and wider assortments of Harry and David merchandise. In addition, our Harry and David Wholesale segment continued to add and expand distribution to our customers in fiscal 2007.

Due to the success of the marketing and strategic initiatives taken in 2007, consolidated net sales from continuing operations increased $36.6 million, or 7.0%, from $524.4 in fiscal 2006 to $561.0 million in fiscal 2007 and our gross margin improved 510 basis points, from 42.3% in fiscal 2006 to 47.4% in fiscal 2007.

Net Sales

The following table summarizes our net sales from continuing operations and net sales by reportable business segment and from our “Other” category for the periods indicated (dollars are in millions).

	Fiscal 2007	Percent of Total	Fiscal 2006	Percent of Total	Fiscal 2005	Percent of Total
Harry and David Direct Marketing	$384.4	68.5%	$369.8	70.5%	$349.6	71.2%
Harry and David Stores	139.5	24.9	132.1	25.2	130.0	26.5
Harry and David Wholesale	35.1	6.3	20.4	3.9	9.2	1.9
Other	2.0	0.3	2.1	0.4	1.9	0.4

Total net sales	$561.0	100.0%	$524.4	100.0%	$490.7	100.0%

Net sales increased $36.6 million, or 7.0%, to $561.0 million for fiscal 2007 compared to fiscal 2006 and increased $33.7 million, or 6.9%, to $524.4 million for fiscal 2006 compared to fiscal 2005. Excluding the fifty-third week, which contributed approximately $3.8 million of net sales, consolidated net sales increased approximately $32.8 million, or 6.3% from fiscal 2006 to fiscal 2007. The increases in consolidated net sales in fiscal 2007 and in fiscal 2006 were primarily due to an increase in net sales from all three of our segments: Harry and David Direct Marketing, Harry and David Stores, and Harry and David Wholesale. Other category net sales were primarily comprised of non-gift quality fruit and were not significant in each of fiscal 2007, 2006 and 2005.

Harry and David Direct Marketing

Harry and David Direct Marketing segment net sales, which include consumer catalog, Internet, business-to-business and outbound telemarketing channels, increased $14.6 million, or 3.9%, to $384.4 million for fiscal 2007 compared to fiscal 2006 and increased $20.2 million, or 5.8%, to $369.8 million for fiscal 2006 compared to fiscal 2005. Excluding the fifty-third week, which contributed approximately $2.1 million of net sales, net sales increased approximately $12.5 million, or 3.4 % from fiscal 2006 to fiscal 2007.

Despite shipping fewer packages in fiscal 2007 compared to fiscal 2006, net sales increased due to increased delivery and processing revenue, selected product price increases and lower markdowns due to improved inventory management and a planned reduction in promotional activity. Our delivery and processing income was attributable to increases in our delivery and processing charges, reduced delivery promotions and the effect of product price increases, which, in turn, further drove higher delivery and processing charges. In fiscal 2007, catalog circulation decreased approximately 0.7% and our customer file decreased approximately 5.8%. We believe that as a result of prior year discount and markdown volume, the reduction in our customer file was disproportionately in our lowest order value and gross margin customer tiers.

The increase in Harry and David Direct Marketing sales for fiscal 2006 was primarily due to an increase in catalog circulation of approximately 6.5%. While growth in customers and orders were significant in fiscal 2006, the majority of volume growth was a result of higher markdowns and discounts, as we realized growth in new customers while retaining many existing customers.

Harry and David Stores

Harry and David Stores segment net sales increased by $7.4 million, or 5.6%, to $139.5 million for fiscal 2007 compared to fiscal 2006 and increased $2.1 million, or 1.6%, to $132.1 million for fiscal 2006 compared to fiscal 2005. Excluding the fifty-third week, which contributed approximately $1.6 million of net sales, net sales increased approximately $5.8 million, or 4.4%, from fiscal 2006 to fiscal 2007.

The net sales increase in fiscal 2007 compared to fiscal 2006 was primarily due to reduced markdowns resulting from improved inventory management and fewer product discounts, the combination of which resulted in higher revenue per sales transaction. Customer transactions were unchanged in fiscal 2007 as compared to fiscal 2006, a trend we believe was affected by our decision to selectively raise retail pricing and reduce the depth of promotional pricing activity in fiscal 2007 in order to improve gross profit margins.

The sales increase from fiscal 2006 from fiscal 2005 was primarily due to strong holiday performance resulting from improved merchandising, better inventory management and more effective advertising and promotions.

Comparable store sales increased 4.9%, 8.2%, and 8.8%, in fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Sales for comparable stores were up 4.0% for fiscal 2007 compared to fiscal 2006, after adjusting for the effect of the extra week in fiscal 2007. A store becomes comparable in the first fiscal month after it has been open for a full twelve months, at which point its results are included in comparable store sales. When a store’s square footage has been changed as a result of reconfiguration or relocation within the same retail complex, the store continues to be treated as a comparable store.

We continually evaluate the profitability of our store portfolio which, from time to time, involves closing underperforming stores, and evaluating new store opportunities. The stores designated for closure are evaluated based on historic profitability and future profit potential. In addition, the location of a store within a shopping center, the size of the store and the consumer demographic are considered. As a result of our evaluation in fiscal 2004 following the 2004 Acquisition, we implemented a store closure plan to close 20 underperforming Harry and David stores in fiscal 2005 and fiscal 2006, which is reflected in the table below.

The following table summarizes our store openings and closures for the last three fiscal years:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Stores in operation, beginning of period	130	136	148
Stores opened	6	1	1
Store closures	(1)	(7)	(13)

Stores in operation, end of period	135	130	136

Harry and David Wholesale

Harry and David Direct Wholesale segment net sales increased by $14.7 million, or 72.1%, to $35.1 million for fiscal 2007 compared to fiscal 2006 and increased by $11.2 million, or 121.7%, to $20.4 million for fiscal 2006 compared to fiscal 2005. The fifty-third week in fiscal 2007 contributed approximately $0.1 million net sales.

In fiscal 2006, our Harry and David Wholesale segment expanded distribution to both existing and new customers, increased its product assortment and enhanced its strategic partner relationships. In 2007, our Harry and David Wholesale segment was able to leverage its existing relationships with national retailers, whose programs expanded to include more retail locations and wider assortments of Harry and David merchandise. In addition, our Harry and David Wholesale segment continued to add and expand distribution to customers in 2007.

Gross Profit

Gross profit equals net sales less cost of goods sold. Cost of goods sold includes cost of goods, occupancy expenses for manufacturing and distribution facilities, warehouse and fulfillment costs and product delivery costs. Cost of goods consists of manufacturing costs, costs of externally purchased merchandise, inbound freight expenses, freight to other production/fulfillment locations, freight to stores, and other inventory-related costs such as shrinkage, markdowns and surplus write-offs. Occupancy expenses consist of depreciation, rent, utilities and other general occupancy costs. Occupancy expenses for our stores and corporate facility are reflected in selling, general and administrative expenses. Warehouse and fulfillment costs consist of labor, storage and equipment expenses and other costs related to inventory positioning, shipment planning, receiving, picking, packing and delivering product to the end customer, stores and production/fulfillment locations. Product delivery costs consist of third-party delivery services to customers.

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment and our “Other” category, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in millions).

	Fiscal 2007	Percent of Sales	Fiscal 2006	Percent of Sales	Fiscal 2005	Percent of Sales
Harry and David Direct Marketing	$188.5	49.0%	$154.8	41.9%	$154.8	44.3%
Harry and David Stores	69.5	49.8	62.7	47.5	64.0	49.2
Harry and David Wholesale	7.8	22.2	4.4	21.6	2.5	27.2
Other	—	0.0	0.1	4.8	(0.6)	(31.6)%

Total gross profit	$265.8	47.4%	$222.0	42.3%	$220.7	45.0%

Gross profit increased $43.8 million, or 19.7%, to $265.8 million in fiscal 2007 from fiscal 2006, and increased $1.3 million, or 0.6%, to $222.0 million in fiscal 2006 from fiscal 2005. Excluding the fifty-third week, which contributed approximately $0.6 million of gross profit, consolidated gross profit increased approximately $43.2 million, or 19.5% from fiscal 2006 to fiscal 2007. Consolidated gross profit as a percentage of consolidated net sales was 47.4%, 42.3%, and 45.0%, in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

The fiscal 2007 rate improvement was primarily driven by the previously described increases in net sales per package combined with reduced delivery expenses for our Harry and David Direct Marketing segment and lower variable manufacturing costs per package. The reduction in delivery expenses resulted from a favorable mix of lower cost delivery methods and reduced fuel surcharges. The lower variable product costs were primarily the result of the success of our cost reduction initiatives implemented earlier in the year. The fiscal 2006 gross profit rate decline was primarily a result of higher holiday markdowns and promotions, higher product costs, higher delivery expenses due to higher fuel surcharges and later peak season customer orders, and higher fixed overhead and fulfillment costs. The Other category gross profit was primarily comprised of gross profit on non-gift quality fruit and was not significant in each of fiscal 2007, 2006 and 2005.

Harry and David Direct Marketing

Harry and David Direct Marketing segment gross profit increased $33.7 million, or 21.8%, to $188.5 million in fiscal 2007 from fiscal 2006, and was flat at $154.8 million for fiscal 2006 and fiscal 2005. The fifty-third week for our Harry and David Direct Marketing segment did not have a material impact on gross profit. Harry and David Direct Marketing segment gross profit as a percentage of segment net sales was 49.0%, 41.9%, and 44.3%, in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The rate improvement in fiscal 2007 was driven by higher net sales per package as described above, a significant reduction in delivery and processing discounts, lower variable product costs per package and lower delivery expenses per package. The decrease in the gross margin rate in fiscal 2006 from fiscal 2005 was primarily due to increased product and delivery markdowns and promotional activity and higher fuel and delivery costs.

Harry and David Stores

Harry and David Stores segment gross profit increased $6.8 million, or 10.8%, to $69.5 million in fiscal 2007 from fiscal 2006, and decreased $1.3 million, or 2.0%, to $62.7 million in fiscal 2006 from fiscal 2005. Excluding the fifty-third week, which contributed $0.6 million of gross profit, gross profit increased approximately $6.2 million, or 9.9%, from fiscal 2006 to fiscal 2007. Harry and David Stores segment gross profit as a percentage of net sales was 49.8%, 47.5%, and 49.2% in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The rate improvement in fiscal 2007 was driven by reduced product markdowns, selected product price increases, and lower variable product costs as previously described. The gross profit decrease in fiscal 2006 was primarily due to a net closure of six stores in operation during the year, while the rate decrease was primarily due to discounted product sales associated with the redemption of promotional gift cards and other markdowns and increased freight charges due primarily to higher fuel costs.

Harry and David Wholesale

Harry and David Wholesale segment gross profit increased $3.4 million, or 77.3%, to $7.8 million in fiscal 2007 from fiscal 2006, and increased $1.9 million, or 76.0%, to $4.4 million in fiscal 2006 from fiscal 2005. The fifty-third week for our Harry and David Direct Marketing segment did not have a material impact on gross profit. Gross profit as a percentage of segment net sales was 22.2%, 21.6%, and 27.2%, in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The gross profit increases in fiscal 2007 and fiscal 2006 resulted from the continued growth of our Harry and David Wholesale segment, while the rate fluctuations were driven primarily by changes in sales volume within customer channels, and to a lesser extent, a shift in product mix.

Selling, General and Administrative Expenses

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

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment and our “Other” category as a percentage of net sales for the periods indicated (dollars are in millions).

	Fiscal 2007	Percent of Sales	Fiscal 2006	Percent of Sales	Fiscal 2005	Percent of Sales
Harry and David Direct Marketing	$140.9	36.7%	$130.5	35.3%	$122.4	35.0%
Harry and David Stores	70.8	50.8	66.2	50.1	67.0	51.5
Harry and David Wholesale	3.4	9.7	2.4	11.8	1.5	16.3
Other	—	0.0	0.1	4.8	3.4	178.9

Total selling, general and administrative expenses	$215.1	38.3%	$199.2	38.0%	$194.3	39.6%

Selling, general and administrative expenses increased $15.9 million, or 8.0%, to $215.1 million in fiscal 2007 from fiscal 2006, and increased $4.9 million, or 2.5%, to $199.2 million in fiscal 2006 from fiscal 2005. Excluding the fifty-third week, which accounted for selling, general and administrative expenses of $4.5 million, selling, general and administrative expenses increased approximately $11.4 million, or 5.7% from fiscal 2006 to fiscal 2007. The increase in consolidated selling, general and administrative expenses in fiscal 2007 was primarily due to an increase in our performance-based incentive compensation expenses due to the achievement of certain fiscal 2007 financial goals, higher salaries expense due to the additional week in fiscal 2007 and higher salaried and hourly staffing levels in selected corporate functions and in our Harry and David Stores segment. Also contributing to the increase were higher consulting expenses related to the planned implementation of an Enterprise Resource Planning (ERP) software package and increased advertising expenses in our Harry and David Wholesale and Harry and David Stores segments.

The increase in consolidated selling, general and administrative expenses in fiscal 2006 was primarily due to increased advertising, depreciation and consulting expense, partially offset by a reduction in lease and rental expense resulting from the net reduction of six stores during fiscal 2006 and significantly lower incentive compensation expenses due to missed financial targets. Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 38.3%, 38.0% and 39.6% for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Other (Income) Expense

Other expense consists of interest and other non-operating expense (income) and is primarily recognized within our Other category, unless otherwise noted.

Consolidated other expense decreased by $17.0 million, or 65.6%, to $8.9 million in fiscal 2007 from fiscal 2006, and decreased by $8.3 million, or 24.3%, to $25.9 million in fiscal 2006 from $34.2 million in fiscal 2005. Other expense for fiscal 2007 was primarily comprised of $28.2 million interest expense partially offset by the recognition of a non-cash curtailment gain of $15.8 million caused by the freeze of our qualified and non-qualified pension plans and interest income of $3.1 million.

Other expense for fiscal 2006 was primarily comprised of interest expense of $26.5 million and a $2.2 million write-off of costs associated with our then-planned IPO, partially offset by $1.8 million of interest income and net favorable legal settlements of $1.0 million. Other expense for fiscal 2005 was primarily comprised of interest expense of $35.4 million, which included $12.7 million of expense associated with the early termination of bank debt in connection with the fiscal 2005 issuance of Senior Notes, partially offset by interest income of $0.9 million.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to the net result of permanent differences, changes in the valuation allowance and the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state tax effective rates were 26.7%, (81.9)%, and 31.3% in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, on income (loss) from continuing operations before taxes of $41.9 million, $(3.1) million, and $(7.7) million, respectively.

The effective tax rate in fiscal 2007 is lower than the statutory rate primarily due to a reversal of the valuation of $3.7 million. The decreased effective tax rate in fiscal year 2006 was primarily due to a $3.7 million increase in the valuation allowance partially offset by the cumulative effect of the change in the effective state tax rate. The valuation allowance offsets deferred tax assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). For further information see “Note 3 – Summary of Significant Accounting Policies – Income Taxes” and “Note 9 - Income Taxes” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At June 30, 2007, our primary sources of liquidity were cash and cash equivalents and short-term investments of $74.2 million and unused borrowings under our revolving credit facility of $123.0 million based on our current available borrowing base. As of June 30, 2007, we had approximately $2.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings under our revolver as determined by the borrowing base calculation at June 30, 2007 were approximately $3.1 million. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility during our first and second quarter of each fiscal year to finance operations leading up to the holiday selling season. Our available cash and borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season and general corporate operations. Generally, cash provided by operations peaks during the fourth calendar quarter (our second fiscal quarter) because of the holiday selling season.

Certain loan covenants in our revolving credit facility and in the indenture governing our Senior Notes restrict the transfer of funds from our direct and indirect subsidiaries to their parent in the form of cash dividends, loans or advances. For financial information regarding our direct and indirect subsidiaries see “Note 18—Condensed Consolidating Financial Statements” in the notes to our audited financial statements included in Part IV, Item 15 in this Form 10K. These restrictions do not affect our ability to meet our cash obligations.

Based upon our historical results, current operations and strategic plans, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our operations for the next twelve months. To the extent additional funding may be required beyond the twelve-month horizon, we expect to seek additional financing in the public or private debt or equity capital markets. Our equity sponsors, Wasserstein and Highfields, are not obligated to provide financing to us. If we are unable to obtain the capital we require to implement our business strategy on acceptable terms or in a timely manner, we would attempt to take appropriate actions to tailor our activities to match our available financing, including revising our business strategy and future growth plans to accommodate the amount of available financing.

Cash Flows from Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations totaled $46.5 million, $20.8 million and $25.5 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The higher level of cash provided by operating activities in fiscal 2007 as compared to fiscal 2006 was primarily attributable to our improved operating results, partially offset by an increase in cash used for working capital. The lower level of cash provided by operating activities in fiscal 2006 as compared to fiscal 2005 was primarily attributable to the lower level of net income reported in fiscal 2006.

Cash Flows from Investment Activities from Continuing Operations

Cash used in investment activities from continuing operations totaled $45.9 million, $17.3 million and $14.4 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Cash used in investment activities in fiscal 2007 consisted primarily of $51.8 million for the purchases of short-term investments and capital expenditures of $21.5 million, partially offset by $27.4 million in proceeds from the sale of short-term investments. Capital expenditures for fiscal 2007 included investment in an ERP system (excluding assets acquired by capital lease), additional manufacturing capacity, new stores, a new transportation and fulfillment management system to support distribution, and infrastructure spending for our seasonal call center, which was relocated within the city of Eugene, Oregon. Capital expenditures of $17.4 million in fiscal 2006 and $14.4 in fiscal 2005 consisted primarily of investment in information technology and e-commerce systems, new stores and improvements to existing stores, installation of a delivery management system, and increase in our Moose Munch® manufacturing capacity.

We currently expect our capital expenditures to be approximately $30.8 million for fiscal 2008, consisting primarily of spending for completion of the SAP ERP implementation, our pear optical defect sorter, and additional manufacturing capacity in our Hopewell location. However, our actual capital expenditures for fiscal 2008 may differ from those currently anticipated depending upon the size and nature of new business opportunities, actual cash flows generated by operations, and the timing of new project spending.

Cash Flows from Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations totaled $0.1 million, $4.2 million, and $15.7 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The decrease in cash used for financing activities in fiscal 2007 as compared to fiscal 2006 was primarily driven by payments in fiscal 2006 of $3.0 million related to deferred financing costs and a $2.6 million dividend, neither of which occurred in fiscal 2007. The decrease in cash used for fiscal 2006 as compared to fiscal 2005 was primarily driven by the significant financing activities that occurred in fiscal 2005, which included repayments of debt of $168.9 million, a return of capital to shareholders of $82.6 million, which were partially offset by the net proceeds as a result of the issuance of our Senior Notes of $235.5 million.

Cash Flows from Discontinued Operations

Cash flows from operating activities from discontinued operations used $12.7 million in fiscal 2007. Operating cash flows were not significant in fiscal 2006 and were a source of cash of $1.0 million in fiscal 2005. The increase in cash usage in fiscal 2007 from fiscal 2006 was primarily due to completion of the sale of Jackson & Perkins occurring in the fourth quarter before the Jackson & Perkins selling season began, which resulted in the lack of cash inflows during the fourth fiscal quarter. The increase in cash usage in fiscal 2006 from fiscal 2005 was primarily due to a decline in operating margins during fiscal 2006.

Cash provided by investing activities from the discontinued Jackson & Perkins operations was $42.9 million in fiscal 2007 compared to a cash usage of $0.3 million both fiscal 2006 and fiscal 2005. The cash provided by investing activities in fiscal 2007 was primarily due to the proceeds from divestiture of the Jackson & Perkins business partially offset by $0.2 million capital expenditures. Cash used in investing activities in of $0.3 million in both fiscal 2006 and 2005 were comprised of capital expenditures.

The divested Jackson & Perkins business did not impact our historical cash flows from financing activities.

Cash and cash equivalents and accounts payable as of June 24, 2004 and June 25, 2005 and total operating and investing cash flows for fiscal 2006 and 2005 have been restated for the classification of outstanding checks. For further information, see “Note 4—Restatement” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Borrowing Arrangements

Revolving Credit Facility

Our principal sources of liquidity are available cash and cash equivalents, short-term investments, cash flows from operations, borrowings under our former $125.0 million revolving credit facilities dated February 25, 2005 and our current $125.0 million revolving credit facility entered into by our subsidiary, Harry & David Operations Corp. on March 20, 2006 and amended on June 21, 2007. The revolving credit facility has a maturity date of March 20, 2011. Harry & David Operations Corp.’s ability to borrow under the revolving credit facility is subject to compliance with the borrowing base and with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing.

Borrowings under the revolving credit facility bear interest, at Harry & David Operations Corp.’s option, at either a base rate, based on the higher of the federal funds rate plus 0.5% or the corporate base lending rate of UBS AG, or a Eurodollar rate, based on the rate offered in the London interbank market (“LIBOR”), plus in each case a borrowing margin determined based on our consolidated leverage ratio. Due to the seasonal nature of our business, we draw on our revolving credit facility to provide seasonal working capital to support inventory buildup and catalog production in advance of the holiday selling season and for other general corporate purposes. We have consistently generated substantial amounts of cash each holiday selling season. We are required by our banks to pay down the revolving credit facility to zero by the next business day following December 25 of each year. Cash generated during the holiday selling season is also typically used to fund our operations for several months during the post-holiday selling season, until we begin to build inventories and other working capital components again to support our holiday selling season the following year. As of June 30, 2007, we had approximately $2.0 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total available borrowings at June 30, 2007 were approximately $3.1 million. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

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

The revolving credit facility requires mandatory prepayments upon the receipt of proceeds from certain assets sales, casualty events and debt offerings. The revolving credit facility contains customary affirmative and negative covenants for senior secured credit facilities of this type, including, but not limited to, limitations on the incurrence of indebtedness, capital expenditures, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates.

In addition, the revolving credit facility requires that, on a consolidated basis, we maintain an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) as of December 31 of $50.0 million or we would be required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. We also are limited to the following amounts of capital expenditures:

Limitation on Capital Expenditure	Fiscal Year	Amount
	2007	$23.0 million
	2008	$25.0 million
	2009	$26.0 million
	2010	$30.0 million
	2011	$32.0 million

The current facility entered into on March 20, 2006 and amended on June 21, 2007 allows an additional $14.5 million of capital expenditures specifically related to our Hebron, Ohio facility over the remaining term of the revolving credit agreement.

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

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Item 1A - Risk Factors of this Form 10-K”. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture.

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

At June 30, 2007, we were in compliance with all of our covenants under the revolving credit agreement.

Long-Term Debt

In February 2005, we issued $70.0 million in Senior Floating Rate Notes due March 1, 2012, and $175.0 million of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.36% and 10.23% at June 30, 2007 and June 24, 2006, respectively. The $175.0 million of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments on the first of March and September. We incurred $9.5 million in deferred financing fees in connection with this note offering that have been recorded in deferred financing costs within long-term assets.

On December 16, 2005, we completed a public exchange offer for the Senior Notes. We incurred costs in connection with this exchange offer in the amount of $1.2 million that are recorded as deferred financing costs in addition to the original fees in long-term assets. The costs are amortized over the remaining life of the associated Senior Notes and as of June 30, 2007, $7.5 million remained on the balance sheet for all associated fees.

In the fourth quarter of fiscal 2007, we completed the sale of the Jackson & Perkins businesses, including the direct marketing and wholesale business, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventories and in a separate transaction, completed the sale of the land and assets used by our Jackson & Perkins rose growing operations. If we do not apply the net proceeds from the sale of Jackson & Perkins businesses and assets to pay down our revolver, for working capital and for capital expenditures, then under the terms of the Senior Notes, we will be required within 360 days to make an offer to repurchase the Senior Notes, at par and on a pro rata basis, with the amount of such net proceeds.

We currently intend to use the net proceeds for capital expenditures and working capital requirements, and, as such, do not anticipate that a repurchase offer will be required to be made.

These Senior Notes represent the senior unsecured obligations of Harry & David Operations Corp., a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of our subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. Harry & David Operations Corp. was in compliance with all of its covenants under the indenture at June 30, 2007. Our ability to comply with these covenants may be affected by events beyond our control, such as those described under Item 1A - Risk Factors. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes could accelerate all amounts outstanding to be immediately due and payable. For further information see “Note 7—Borrowing Arrangements” included in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Our debt service requirements consist primarily of interest expense on the Senior Notes and on any future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating and capital leases and repayment of any borrowings under our revolving credit facility, as described below under “Contractual Obligations.”

Although we do not have an extensive history of acquisitions, we may make acquisitions in the future. We expect to finance any future acquisitions using cash, capital stock, debt securities or the assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, and issue new debt securities or raise additional capital through equity financings. We may not be able to obtain an increase in the amounts available under our revolving credit facility on satisfactory terms, if at all, and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. We may also incur expenses in pursuing acquisitions that are never consummated.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of June 30, 2007 (dollars are in millions).

	Amounts due by period
	Total	Less than 1 year	1-3 years	4-5 Years	More than 5 years
Long-term debt obligations	$245.0	$—	$—	$70.0	$175.0
Estimated interest payments on long-term debt (1)	125.0	23.0	46.0	44.2	11.8
Operating lease obligations	83.0	19.3	32.3	21.1	10.3
Capital lease obligations	2.1	1.4	0.7	—	—
Purchase obligations	46.1	46.1	—	—	—
Pension obligations	11.3	5.5	3.5	2.3	—
Other miscellaneous obligations	0.8	0.2	0.3	0.1	0.2

Total	$513.3	$95.5	$82.8	$137.7	$197.3

(1)	Estimated interest payments exclude interest on borrowings under our revolving credit facility because we are unable to estimate future borrowings. Because we are unable to predict future LIBOR rates, for purposes of calculating estimated interest payments, we assumed an interest rate of 10.36% per annum on our floating rate notes for all periods, the applicable interest rate as of June 30, 2007.

OFF BALANCE SHEET ARRANGEMENTS

Leases

We lease certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging primarily from 3 to 10 years and up to 20 years. Certain of these leases contain purchase options and renewal options for various terms. In addition to minimum rental payments, certain of our retail store leases require us to make contingent rental payments, which are based upon certain factors such as sales volume and property taxes. The contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable. Material leasehold improvements are depreciated over the shorter of the estimated useful life or the lease term. For further information see “Note 12 – Leases” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted SFAS No. 158 as of June 30, 2007, as required. We measure plan assets and benefit obligations as of our fiscal year end.

For further information see “Note 8 - Benefit Programs” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 157 in the first quarter of our fiscal year ending June 28, 2009. We are currently evaluating SFAS No. 157 and the adoption is not expected to have any impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 provides guidance on how cumulative errors in the balance sheet should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in evaluating a current year misstatement SAB No. 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 in the fourth quarter of fiscal 2007 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of July 1, 2007, as required. We estimate that the cumulative effect of applying the provisions of FIN 48 will be between approximately $1.0 million and $2.5 million recorded as an adjustment to the opening balance of retained earnings, relating to state income tax matters.

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

In June 2006, the EITF ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. EITF 06-2 provisions allow for either retrospective application, or a cumulative effect adjustment approach upon adoption. We are required to adopt EITF 06-2 for fiscal 2008, beginning July 1, 2007. Based on our most current evaluation of the potential impact to the consolidated financial statements upon adoption, the estimated impact to our consolidated financial statements may be up to $0.1 million of annual expense and an accumulated adjustment to retained earnings of approximately $0.4 to $0.5 million.

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

Our fiscal 2007 EBITDA for continuing operations improved $46.4 million, or 116.9%, mainly due to our improved operating performance, as described previously, and to a lesser extent, due to the $15.8 million non-cash pension curtailment gain resulting from the previously announced pension freeze, which took effect June 30,2007.

The following table reconciles EBITDA from continuing operations to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in millions). Certain rounded amounts below have been adjusted in order to agree to net income (loss) from continuing operations.

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net income (loss) from continuing operations	$30.7	$(5.7)	$(5.3)
Interest expense, net from continuing operations	25.1	24.7	34.5
Provision (benefit) for income taxes from continuing operations	11.2	2.5	(2.4)
Depreciation and amortization from continuing operations	19.1	18.2	15.0

EBITDA from continuing operations	$86.1	$39.7	$41.8

Interest expense, net from continuing operations	(25.1)	(24.7)	(34.5)
Provision (benefit) for income taxes from continuing operations	(11.2)	(2.5)	2.4
Stock option compensation expense	0.6	0.4	0.5
Write-off of deferred IPO costs	—	2.2	—
Loss on disposal of fixed assets	0.8	1.1	0.2
Realized and unrealized gain on short-term investments	(0.4)	—	—
Deferred income taxes	10.8	2.5	7.4
Pension curtailment gain	(15.8)	—	—
Amortization of deferred financing costs	2.6	2.5	3.0
Write-off of deferred financing costs	—	—	8.0
Changes in operating assets and liabilities from continuing operations	(1.9)	(0.4)	(3.3)
Net cash provided by (used in) operating activities from discontinued operations	(12.7)	—	1.0

Net cash provided by operating activities	$33.8	$20.8	$26.5

As a result of the store performance evaluation we performed in fiscal 2004, we implemented a store closure plan to close 20 underperforming stores in fiscal 2005 and fiscal 2006. Our results for fiscal 2006, and fiscal 2005, including net income (loss) and EBITDA, include $0.1 million income and $1.1 million loss, respectively, generated by these closed stores. Because some of these stores were closed at various points during fiscal 2006 and fiscal 2005, our results in these fiscal years may include the results for some of these stores for only a partial year. As a result, fiscal 2006 and fiscal 2005 results may not be comparable to prior periods. In addition, our historical results may not be indicative of what our future results will be now that these stores have been closed.

Because each of the different items of expense and/or income set forth below are not included in each period presented, net income (loss) and EBITDA for fiscal 2007, 2006 and 2005 may not be comparable, and may not be indicative of future results.

In fiscal 2007, net income and EBITDA from continuing operations included:

•	$15.8 million non-cash pension curtailment gain;

•	$4.1 million of consulting fees associated with the implementation of our ERP software project, other IT and corporate projects and, to a lesser extent, employee executive recruiting charges;

•	$1.2 million severance;

•	$1.1 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.8 million loss on disposal of fixed assets;

•	$0.5 million of income recognized from legal and vendor settlements;

•	$1.5 million favorable cost of goods sold adjustment due to the reconciliation of aged unmatched receipts identified in the ERP conversion process;

•	$0.6 million loss associated with a straight-line rent adjustment on our store leases; and

•	$0.3 million income due to a settlement gain on our pension plans.

In fiscal 2006, net loss and EBITDA from continuing operations included:

•	$0.1 million of income related to closed stores;

•	$0.1 million of restructuring charges relating to our 2004 reduction in force that was not in effect for the full 12 months in fiscal 2006;

•	$0.2 million of residual one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects;

•	$0.3 million of purchase accounting adjustments to accrued restructuring costs;

•	$1.0 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.7 million of incremental employee executive recruiting and relocation charges;

•	$0.5 million of additional reorganization severance payments;

•	$0.5 million expense for payroll and benefits related to severed employees;

•	$2.2 million of deferred IPO costs that were written off;

•	$1.1 million loss on disposal of assets;

•	$0.8 million costs from a legal settlement; and

•	$1.7 million net proceeds from a legal settlement.

In fiscal 2005, net loss and EBITDA from continuing operations included:

•	$1.1 million of losses related to closed stores;

•	$1.9 million of restructuring charges relating to a reduction in force implemented beginning in August 2004 instead of at the beginning of our prior fiscal year in April 2004;

•	$1.9 million of one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects;

•	$0.3 million of employee executive recruiting charges;

•	$1.2 million of purchase accounting adjustments reflecting a non-cash charge incurred primarily due to a step-up in inventory value associated with the purchase accounting for the 2004 Acquisition;

•	$0.3 million of other income related to collection of a note receivable written off during fiscal 2002; and

•	$1.1 million of fees paid to Wasserstein and Highfields under the management agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and commodity prices, which could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities and on a limited basis, the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. As of June 30, 2007, we have no derivative financial instruments in use.

INTEREST RATE RISK

Interest on our outstanding floating rate notes and interest on borrowings under our revolving credit facility accrue at variable rates based on LIBOR and the federal funds overnight rate, among other things. Assuming we were to borrow the entire amount available under our revolving credit facility, together with our outstanding senior floating rate notes, a 1% change in the interest rate on our variable rate debt would result in a $1.95 million corresponding effect on our interest expense on an annual basis. The interest rates on our variable rate long-term debt will reflect the market rate of the senior floating rate notes sold in February 2005, and therefore the carrying value of our variable rate long-term debt is expected to approximate fair value.

COMMODITY RISK

We have commodity risk as a result of some of the raw materials we utilize in our business, including paper for our catalog operations, corrugated packaging for our delivery needs, chocolate, butter fat, sugar and cheese used to produce some of our products, and fruit that we do not grow ourselves. Although we do not enter into formal hedging arrangements to mitigate against commodity risk, we do ensure that we have multiple sources for these commodities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included at the end of this Form 10-K beginning on page F-1. See the index appearing on the following pages of this Form 10-K.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2007, the end of the period covered by this Form 10-K. Based upon the evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

During the year ended June 30, 2007, we took several steps to improve the effectiveness of our internal controls. Specifically we:

•	strengthened our controls in the accounts payable review of aged, unmatched inventory records;

•	strengthened our controls surrounding lease reviews and rent calculations related to our store operating leases;

•	strengthened our controls and procedures surrounding cash reporting; and

•	continued to strengthen our IT general controls, particularly in the areas of change control, segregation of duties and physical/logical access to data.

The process and control improvements described above are the only changes in our internal controls during fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures.

While we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting, we plan to continue to assess our internal controls and procedures and will take further action as necessary or appropriate to address any other matters we identify, including to comply with Section 404 of the Sarbanes-Oxley Act when we are required to make an assessment of our internal controls under Section 404 for fiscal 2008.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to our and Harry & David Operations Corp.’s directors and executive officers, as of the date hereof.

Name	Age	Position
William H. Williams	59	President, Chief Executive Officer and Director
Stephen V. O’Connell	49	Chief Financial Officer, Chief Administrative Officer and Director
Cathy J. Fultineer	50	Executive Vice President, Sales and Marketing
Peter D. Kratz	53	Executive Vice President, Operations
Rudd C. Johnson	57	Executive Vice President, Human Resources
Donald L. Cato	59	Senior Vice President and General Manager, Customer Operations
Michael J. Osorio	45	Senior Vice President and General Manager, Stores
Ellis B. Jones	53	Director
George L. Majoros, Jr.	46	Director
Bruce Wasserstein	59	Director

Officers are elected annually by our and Harry & David Operations Corp.’s board of directors and hold office at the pleasure of the board of directors until the next annual election of officers or until their successors are elected and qualified. Wasserstein currently owns approximately 66% of our common stock and Highfields currently owns approximately 34% of our common stock. As a result, Wasserstein, alone or together with Highfields, will effectively be able to control, and Highfields, alone or together with Wasserstein, will be able to influence, our and Harry & David Operations Corp.’s affairs and policies, the election of our directors and the appointment of our and Harry & David Operations Corp.’s management. A majority of the members of our and Harry & David Operations Corp.’s board of directors are currently representatives of Wasserstein. We currently do not have any board committees.

William H. Williams returned as our Chief Executive Officer in June 2004. Mr. Williams was a President of YCI from November 2000 until June 2004 and Chief Executive Officer of YCI from June 2002 until June 2004 and previously served as our Chief Executive Officer from 1988 until moving to YCI in 2000. Prior to joining us in 1988, Mr. Williams spent 18 years with Neiman Marcus during which he worked in the mail-order, stores, merchandising and advertising divisions. Mr. Williams has served on the Oregon Economic Development Commission, the Oregon International Trade Commission and the Oregon Board of Higher Education. He has also served on the boards of directors of several corporations and not-for-profit groups and currently serves on the board of LaCrosse Footwear, Inc. and Arroweye Solutions, Inc.

Stephen V. O’Connell became our Chief Financial Officer and Chief Administrative Officer as of July 2004. Before joining us, he was a Managing Director of Wasserstein and was employed by Wasserstein and its predecessor firm, Wasserstein Perella & Co., Inc., since 1997. Prior to joining Wasserstein, Mr. O’Connell was employed for seven years with EXOR America, a private equity firm controlled by the Agnelli family, and for the previous three years with Salomon Brothers in the Investment Banking Group. He previously served on boards of directors of All-Clad, Odwalla (board observer) and Collins and Aikman Corporation.

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

Michael J.Osorio has been our Senior Vice President and General Manager, Stores, since joining our company in September 2006. Prior to joining Harry & David Operations Corp., Mr. Osorio was the Managing Director, Hawaii and Managing Director, North America, with DFS Group, Ltd. (Duty Free Shops) since February 2005. Prior to DFS, he was Vice President and Regional Director for Gottschalks, Inc. from April 1988 to February 2005.

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

CORPORATE GOVERNANCE

We have a code of ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our code of ethics may be found on our website, www.hndcorp.com, in the investor relations section under governance.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following “Compensation Discussion and Analysis” describes the material elements of compensation for the following individuals, collectively referred to as the “named executive officers”:

•	William H. Williams, President and Chief Executive Officer

•	Stephen V. O’Connell, Chief Financial Officer and Chief Administrative Officer

•	Cathy J. Fultineer, Executive Vice President, Sales and Marketing

•	Peter D. Kratz, Executive Vice President, Operations

•	Rudd C. Johnson, Executive Vice President, Human Resources

Our board of directors is responsible for oversight of the compensation plans for executives and other senior management, reviewing compensation levels and approving compensation policies. Our compensation policies are intended to attract, motivate and reward highly qualified executives for the execution of long-term strategic management goals and the enhancement of stakeholder value. Additionally, we designed our policies to create a performance-oriented environment tied to specific company goals and to reward executives whose abilities are critical to our long-term success and competitiveness.

Non-management members of the board of directors review the reasonableness of, and approve recommendations regarding, the compensation of our named executive officers and other senior management. Our executive officers make recommendations to the board of directors regarding the compensation of all executive officers, other than the Chief Executive Officer, and the metrics appropriate for measuring officers’ performance. The compensation of the Chief Executive Officer and the other named executive officers is reviewed and determined solely by the board of directors. Our executive officers and the board of directors are authorized to retain any consultants they believe are necessary or appropriate in making compensation decisions. For 2007, however, the board of directors did not retain any consultants.

In developing the executive officers’ compensation for fiscal 2007, the board of directors primarily considered prevailing rates for comparable positions in the marketplace, as well as historical compensation levels within the company. In addition, in making specific decisions regarding the compensation levels of individual executives, the board of directors is guided by the compensation paid by companies with whom we compete for talent in the marketplace and individual performance of our managers.

The compensation of executive officers consists of the following components:

•	Base salary;

•	Annual cash incentive compensation;

•	Long-term equity incentive awards; and

•	Perquisites.

Base Salary. We pay base salary to provide meaningful levels of cash compensation to executives while allowing us to manage our fixed costs. The salaries are reviewed annually and are based on the following: job scope and responsibilities; company, business unit and individual performance; and competitive rates for similar positions as indicated by periodic review of salaries in the general marketplace.

Annual Cash Incentive Compensation. We believe that a significant portion of the annual cash compensation of our executive officers should be contingent upon a comparison of our performance against board-approved pre-established financial objectives and, to a lesser extent, on specific objectives for the individual officer because it ties compensation directly to the accomplishment of specific business goals and provides opportunities for plan participants to earn an annual cash bonus that is tied to the successful achievement of pre-established financial objectives identified as having a positive impact on our annual business results. The specific financial objectives of our plan focus on EBITDA, as reported in our annual report on Form 10-K, adjusted for certain transactions as discussed elsewhere in this document. We are not disclosing actual targets because we believe such disclosure would cause us competitive harm. Our incentive compensation program is designed to reward sales growth and profit performance. Each executive officer is given a target bonus equal to a fixed percentage of base salary with the target percentage increasing with increased job responsibility. The targets are reviewed periodically, and like base salaries, are based on job scope and responsibilities. Actual payouts are based on company and individual performance. These targets are intended to be “stretch goals” but to also be achievable.

In fiscal 2007, senior management, including the Chief Executive Officer and other named executive officers, were required to meet pre-established financial performance thresholds to become eligible to receive a bonus. If the thresholds were met, then the bonus payout would be equal to 100% of the target bonus. In fiscal 2007, we exceeded the pre-established performance thresholds and, as a result, the board of directors approved a payout equal to 175% of the target bonus for all officers, including the named executive officers. In some cases, the board of directors also authorized additional discretionary bonus payouts based on individual performance of our named executive officers.

Principal Executive Officer: Mr. Williams has a target bonus of 70% of his base salary.

Principal Financial Officer: Mr. O’Connell has a target bonus of 40% of his base salary.

Other Executive Officers: Ms. Fultineer and Messrs. Kratz and Johnson have target bonuses equal to 50% of their base salaries.

For fiscal 2008, named executive officers and other senior management will be eligible to earn their target bonus if the company meets certain financial goals. Final details of the incentive compensation plan for fiscal 2008 are not yet completed.

Long-Term Equity Incentive Compensation. On February 18, 2005, we adopted our 2004 Stock Option Plan, which was subsequently amended. The plan provides for the grant of incentive stock options and non-qualified stock options, exercisable for shares of our common stock. We do not grant long-term equity incentives each year, but view this aspect of compensation to be an equitable adjustment factor to be used periodically by our board of directors when necessary. A total of 150,000 shares of our common stock are currently available for option grants under this plan. As of June 30, 2007, we had granted options to purchase 102,256 shares of our common stock under the plan to certain members of our senior management team and one outside consultant. Options granted in fiscal 2005 vest and become exercisable 20% on each of June 17, 2005, June 17, 2006, and 5% quarterly thereafter through June 17, 2009. Options granted in fiscal 2007 vest and become exercisable 20% on each of June 17, 2007, June 17, 2008, and 5% quarterly thereafter through June 17, 2011. In order to equitably align option awards with their respective peers within the company based on changing responsibilities and performance, the additional options were granted to Ms. Fultineer and Mr. Kratz during fiscal year 2007. Vesting of all unexercised options will accelerate upon a termination of employment (without cause) within one year following a change of control (as defined in the relevant option agreements) of us or Harry & David Operations Corp., except for Messrs. Williams and O’Connell, whose options accelerate immediately upon a change of control. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under this plan expire 10 years after the date of grant.

The plan has been, and is currently, administered by our board of directors. Options may be exercised only to the extent they have vested. In case of termination of employment or other service by reason of death, disability or normal or early retirement, or in the case of hardship or other special circumstances of an optionee holding options that have not vested, the board of directors may, in its sole discretion, accelerate the time at which such option may be exercised.

401(k) Plan. Our employees, including management, are eligible to participate in the Harry & David Operations Corp. 401(k) Retirement Savings Plan, a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Under the plan, we provide matching contributions equal to 100% of the participant’s contributions for the first 3% of the participant’s earnings, and 50% of the participant’s contributions for the next 2% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s applicable earnings (for 2007, this limit is $225,000). Participants who were employed by Harry & David Operations Corp. or YCI prior to the 2004 Acquisition were fully vested in their 401(k) account balances and such account balances in the YCI 401(k) Retirement Savings Plan were transferred to the Harry & David Operations Corp. Retirement Savings Plan in connection with the 2004 Acquisition. In fiscal 2007, each of the named executive officers received a matching contribution from us of $8,900.

Perquisites and Personal Benefits. We provide executive benefits and perquisites as denoted below to compete for executive talent and to promote the well-being and financial security of our named executive officers. A description of the executive benefits and perquisites, and the costs associated with providing them for the named executive officers, is reflected in the “All Other Compensation” column of the 2007 Summary Compensation Table below. We do not view perquisites as a significant component of our overall compensation package, but do believe they can be useful in conjunction with base salary to attract and retain individuals in a competitive environment.

•	Auto Allowance

•	Executive Life Insurance

•	Financial Planning

•	Group Term Life Insurance

Principal Executive Officer: The aggregate value of the perquisites received by Mr. Williams in fiscal 2007 was $62,704.

Principal Financial Officer: Mr. O’Connell received perquisites with a total value of $27,603 in fiscal 2007. Per the terms of his employment agreement, Mr. O’Connell is also reimbursed airfare for one trip per year for himself and his family to the East Coast through fiscal 2007, which is included in this total.

Other Executive Officers: Ms. Fultineer, Mr. Kratz and Mr. Johnson received perquisites, with total value of $27,755, $30,481 and $47,059 respectively, in fiscal 2007.

Executive officers also participate in other employee benefit plans available on a nondiscriminatory basis to other associates, including merchandise discounts, and group health, life and disability coverage.

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

The following table shows the total monthly annuity benefit payable at normal retirement age from the Harry & David Operations Corp. Employees’ Pension Plan, which we call the Qualified Plan, and the Harry & David Operations Corp. Excess-Pension Plan, which we call the Nonqualified Plan. The monthly annuity benefit shown below represents the total benefits under both the Qualified Plan and the Nonqualified Plan. Under the Qualified Plan, plan compensation is limited by Internal Revenue Code Section 401(a)(17). For calendar 2007, plan compensation is limited to $225,000.

	Years of service
Final average earnings	5	10	15	20	30	40
$200,000	$1,585	$3,171	$4,757	$6,343	$9,514	$9,514
$350,000	$2,836	$5,671	$8,507	$11,343	$17,014	$17,014
$450,000	$3,669	$7,338	$11,007	$14,676	$22,014	$22,014
$550,000	$4,502	$9,005	$13,507	$18,009	$27,014	$27,014
$650,000	$5,336	$10,671	$16,007	$21,343	$32,014	$32,014
$750,000	$6,169	$12,338	$18,507	$24,676	$37,014	$37,014
$850,000	$7,002	$14,005	$21,007	$28,009	$42,014	$42,014
$950,000	$7,836	$15,671	$23,507	$31,343	$47,014	$47,014
$1,050,000	$8,669	$17,338	$26,007	$34,676	$52,014	$52,014

The benefits in the pension plan table for all Harry & David Operations Corp. officers at Senior Vice-President level and higher as of December 31, 2001 are calculated under a formula of 1.6% of final average earnings, plus an additional 0.4% of final average earnings in excess of a 35-year average Social Security taxable wage base, in each case, multiplied by service limited to 30 years. For purposes of the pension plan, earnings include earnings reported to pension plan participants on Form W-2 but do not include long-term incentive payments, retention bonuses, reimbursements or other expense allowances, cash and non-cash fringe benefits, moving expenses, distributions of nonqualified deferred compensation, welfare benefits, or any amounts contributed to any tax qualified profit sharing plan or cafeteria plan. Under the qualified pension plan, compensation was limited to $225,000 as required by Section 401(a)(17) of the Internal Revenue Code of 1986. Benefits in excess of the maximum benefits payable under the qualified pension plan or accrued as the result of compensation in excess of the maximum amount allowed under the qualified pension plan are payable under the nonqualified pension plan. As of June 30, 2007, the years of credited service for Mr. Williams, Mr. Kratz, Mr. Johnson and Ms. Fultineer were 20, 8, 11, and 5 years, respectively. The benefits listed in the pension plan table are the total benefits payable from the qualified pension plan and the nonqualified pension plan and are not subject to deduction for Social Security or other offset amounts. Because only employees who were employed as of the 2004 Acquisition date were included in the pension plans, Mr. O’Connell is not eligible to participate in either plan. See “Note 8 - Benefit Programs” in the notes to our consolidated financial statements included elsewhere in this Form 10-K for details regarding the assumptions used to quantify the accrued benefits shown above.

Harry & David Operations Corp. Employees’ Pension Plan

The Harry & David Operations Corp. Employees’ Pension Plan provides former YCI and Harry & David Operations Corp. employees, including management, who became our employees in connection with our acquisition of Harry & David Operations Corp., with the same levels of benefit accruals that were available to the employees under the YCI Employees’ Pension Plan for 36 months following the date on which the 2004 Acquisition was completed (June 17, 2004). Subsequent to fiscal 2006, as noted above, we announced the approval of a freeze of the benefits provided under this plan, effective June 30, 2007. Assets attributable to the transferred employees were transferred from the YCI plan to our plan on August 16, 2004, with a true-up transfer of final amounts on February 7, 2005. Participants who were employed by us or YCI prior to the time of the acquisition were fully vested in their pension benefits upon completion of the transaction.

The plan is currently underfunded. Our required level of funding of this plan changes each year depending on the funded status of the plan and the actuarial valuation report provided by our actuaries. The first significant cash funding payment in connection with our obligations under this pension plan was made in fiscal 2007, and we expect a significant payment in fiscal 2008. However, the timing of any future payments is subject to a number of factors and uncertainties and could change.

Excess Pension Plan

The Harry & David Operations Corp. Excess Pension Plan provides benefits to participants of the Harry & David Operations Corp. Employees’ Pension Plan, including management, to the extent benefits are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code. Under this plan, accounts of the YCI employees who were transferred to us as of June 17, 2004 are paid in lump sum when their benefits commence under the Harry & David Operations Corp. Employees’ Pension Plan. In some circumstances, benefits may be paid out six months or more following termination of employment if required to comply with new Internal Revenue Code Section 409A. As noted above, subsequent to fiscal 2006 we froze the benefits provided under this plan, effective June 30, 2007. For more information about our pension plans, see the “2007 Pension Benefits Table” below.

Severance Pay Plan

The Harry & David Operations Corp. Severance Pay Plan for Executive Committee members provides severance equal to 12 months of salary continuation and car allowance plus a full year of the participant’s target bonus. Severance benefits are payable in the event of an involuntary termination of employment for any reason other than death, disability, or for cause, or in the event that an employee resigns following a relocation of the participant’s work location by more than 75 miles without the employee’s consent. During the severance period, if the former employee elects and remains eligible for COBRA, Harry & David Operations Corp. pays a portion of COBRA premiums for the former employee equal to our portion of the health premiums paid while the former employee was active. COBRA premiums made for the former employee are grossed-up for federal and state taxes. The plan also provides an outplacement benefit. Severance payments are made as a lump sum cash payment as soon as practicable after the termination unless we elect to make payments in equal monthly installments over a period equal to the number of weeks of salary being paid. For more information, refer to the “Potential Payments and Benefits upon Termination of Employment” disclosure below.

Liquidity Event Plan

On February 18, 2005, we established a liquidity event award plan for each member of our senior management team who received stock options under the 2004 Stock Option Plan (see description above) as of February 18, 2005. Upon its inception, the aggregate amount of all awards to senior management is equal to $6.2 million, or 7.5% of the portion of the proceeds from the sale of notes that was distributed on the closing date to our equity sponsors as a return of capital. Currently, reflecting forfeitures, the aggregate amount of the award is approximately $5.7 million. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% will vest quarterly thereafter, in each case, so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates, on the vesting date. With respect to any award recipient who is so employed, vesting of the holder’s entire award will accelerate upon a change of control of us or Harry & David Operations Corp. and upon termination, without cause within one year of the change of control, except for vesting of the awards of Messrs. Williams and O’Connell, which accelerate upon change of control. For more information about our liquidity event award plan and potential payments under the plan, see our “Potential Payments and Benefits upon Termination of Employment” disclosure below.

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

If any payment under Mr. Williams’s employment agreement would trigger an excise tax as a result of the payment being considered contingent on a change in ownership or control of Harry & David Operations Corp., any such payments will be reduced to the extent necessary to ensure that the payment will not be subject to the tax as an excess parachute payment, or, if it would result in a greater net payment to Mr. Williams, he will be paid the full amount subject to the excise tax.

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

BOARD OF DIRECTORS REPORT

The board of directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with Harry and David’s management, and based on its review and discussions, the board of directors has recommended that the Compensation Discussion and Analysis be included in Harry and David’s annual report on Form 10-K for the fiscal year ended June 30, 2007.

William H. Williams Stephen V. O’Connell Ellis B. Jones George L. Majoros, Jr. Bruce Wasserstein

EXECUTIVE COMPENSATION

2007 SUMMARY COMPENSATION TABLE

The following table discloses the compensation paid to our named executive officers for fiscal 2007.

	Annual Compensation			Option Awards
Name and principal position	Fiscal year		Salary ($)	($)	Non-Equity incentive plan compensation ($)	All other compensation ($)		Total ($)
William H. Williams President and Chief Executive Officer	2007	**	577,060	162,378	760,095	71,604	(1)	1,571,137
Stephen V. O’Connell Chief Financial Officer and Chief Administrative Officer	2007	**	508,333	138,022	350,000	36,503	(2)	1,032,858
Cathy J. Fultineer Executive Vice President, Sales and Marketing	2007	**	350,750	17,103	345,000	36,655	(3)	749,508
Peter D. Kratz Executive Vice President, Operations	2007	**	340,584	27,075	313,125	39,381	(4)	720,165
Rudd C. Johnson Executive Vice President, Human Resources	2007	**	315,167	22,764	310,000	55,959	(5)	703,890

*	Bonus amounts represent performance bonuses and are reported for the fiscal year in which they were earned, although they may have been paid in the following fiscal year.
**	For purposes of the above chart, fiscal 2007 refers to the twelve months ended June 30, 2007, which consisted of 53 weeks.
(1)	In fiscal 2007, other annual compensation included: (i) an auto allowance of $14,640; (ii) executive life insurance payments valued at $34,280; (iii) group term life insurance payments valued at $4,984; (iv) financial planning services valued at $8,800; and (v) a 401(k) matching contribution of $8,900.
(2)	In fiscal 2007, other annual compensation included: (i) an auto allowance of $12,200; (ii) executive life insurance payments valued at $11,208; (iii) group term life insurance payments valued at $1,739; (iv) financial planning services valued at $638; (v) a 401(k) matching contribution of $8,900; (vi) reimbursement of family travel per Employment Agreement, valued at $1,818.
(3)	In fiscal 2007, other annual compensation included: (i) an auto allowance of $12,200; (ii) executive life insurance payments valued at $7,180; (iii) group term life insurance payments valued at $2,195; (iv) financial planning services valued at $6,180; and (v) a 401(k) matching contribution of $8,900.
(4)	In fiscal 2007, other annual compensation included: (i) an auto allowance of $12,200; (ii) executive life insurance payments valued at $12,563; (iii) group term life insurance payments valued at $2,661; (iv) financial planning services valued at $3,057; and (v) a 401(k) matching contribution of $8,900.
(5)	In fiscal 2007, other annual compensation included: (i) an auto allowance of $12,200; (ii) executive life insurance payments valued at $17,924; (iii) group term life insurance payments valued at $4,984; (iv) financial planning services valued at $11,951; and (v) a 401(k) matching contribution of $8,900.

The members of our board of directors do not receive any compensation for their services.

2007 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Closing Price on Date of Grant ($/Sh) (2) ($)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($) (1)	Max ($)	Threshold (#)	Target (#)	Max (#)
William H. Williams President and Chief Executive Officer	—	—	397,320	—	—	—	—	—	—	—	—
Stephen V. O’Connell Chief Financial Officer and Chief Administrative Officer	—	—	200,000	—	—	—	—	—	—	—	—
Cathy J. Fultineer Executive Vice President, Sales and Marketing	03/08/2007	—	172,500	—	—	—	—	—	1,940	190.00	21,553
Peter D. Kratz Executive Vice President, Operations	03/08/2007	—	167,500	—	—	—	—	—	1,665	190.00	18,498
Rudd C. Johnson Executive Vice President, Human Resources	—	—	155,000	—	—	—	—	—	—	—	—

(1)	Represents awards under our annual cash incentive compensation plan, as further described in our “Compensation Discussion and Analysis”.

(2)	In order to equitably align option awards with their respective peers within our company based on changing responsibilities and performance, we made these stock option grants under our 2004 Stock Option Plan to Ms. Fultineer and Mr. Kratz during fiscal 2007. As discussed in our “Compensation Discussion and Analysis”, these option grants vest and become exercisable 20% on each of June 17, 2007, June 17, 2008 and 5% quarterly thereafter through June 17, 2011. As no market exists for the underlying shares, the exercise price of $190.00 per share for the stock grant was set by the board based on factors including, but not limited to, the public trading multiples of comparable consumer and retail companies and our recent and forecasted financial results at the time of the grant. The board also took into consideration the private company valuation performed by our independent valuation firm to ensure that we did not grant any options with an exercise price below our estimated valuation per share at the time of the grant.

For more information about our 2004 Stock Option Plan and grants made in 2007 under this plan, see “Compensation Discussion and Analysis” above. Certain of our named executive officers are parties to employment agreements with Harry & David Operations Corp. For more information about these agreements, see “Compensation Discussion and Analysis — Employment Agreements” above.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unxercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William H. Williams President and Chief Executive Officer	4,055	10,811	—	82.60	6/17/2014
Stephen V. O’Connell Chief Financial Officer and Chief Administrative Officer	3,446	9,189	—	82.60	6/17/2014
Cathy J. Fultineer Executive Vice President, Sales and Marketing	568 388	1,516 1,552	—	82.60 190.00	6/17/2014 3/8/2017
Peter D. Kratz Executive Vice President, Operations	336 333	892 1,332	—	86.20 190.00	6/17/2014 3/8/2017
Rudd C. Johnson Executive Vice President, Human Resources	568	1,516	—	82.60	6/17/2014

Options granted in fiscal 2005 vest and become exercisable 20% on each of June 17, 2005, June 17, 2006, and 5% quarterly thereafter through June 17, 2009. Options granted in fiscal 2007 vest and become exercisable 20% on each of June 17, 2007, June 17, 2008, and 5% quarterly thereafter through June 17, 2011. Vesting of all unexercised options will accelerate upon a termination of employment (without cause) within one year following a change of control (as defined in the relevant option agreements) of us or Harry & David Operations Corp., except for Messrs. Williams and O’Connell, whose options accelerate immediately upon change of control. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under this plan expire 10 years after the date of grant.

2007 OPTION EXERCISES TABLE

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
William H. Williams President and Chief Executive Officer	6,756	—
Stephen V. O’Connell Chief Financial Officer and Chief Administrative Officer	5,743	—
Cathy J. Fultineer Executive Vice President, Sales and Marketing	947	—
Peter D. Kratz Executive Vice President, Operations	557	—
Rudd C. Johnson Executive Vice President, Human Resources	947	—

(1)	As the exercise price of the options exercised approximated the current per share valuation of the company, as determined by an independent valuation firm, there was no value realized upon exercise.

2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
William H. Williams President and Chief Executive Officer	Qualified Plan Excess Plan	20 20	1,662,000 1,337,000	—
Stephen V. O’Connell Chief Financial Officer and Chief Administrative Officer	Qualified Plan Excess Plan	0 0	N/A N/A	—
Cathy J. Fultineer Executive Vice President, Sales and Marketing	Qualified Plan Excess Plan	5 5	52,000 65,000	—
Peter D. Kratz Executive Vice President, Operations	Qualified Plan Excess Plan	8 8	186,000 136,000	—
Rudd C. Johnson Executive Vice President, Human Resources	Qualified Plan Excess Plan	11 11	387,000 322,000	—

For more information about our pension plans, see “Compensation Discussion and Analysis — Pension Plans” and related subheadings in our “Compensation Discussion and Analysis.”

DEFERRED COMPENSATION

All of our compensation plans that are subject to Section 409A of the Internal Revenue Code are intended to comply with such law. Should a plan be determined not to comply, however, we are not responsible for any additional tax or interest imposed on any employee.

POTENTIAL PAYMENTS AND BENEFITS UPON TERMINATION OF EMPLOYMENT

Liquidity Event Plan

Under our liquidity event award plan as described above in “Compensation Discussion and Analysis,” our named executive officers are entitled to certain payments. Under the plan, for Messrs. Williams and O’Connell, a change of control is triggered upon the happening of:

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

(ii) members of our current board of directors ceasing for any reason to constitute at least a majority of the board unless the election, or nomination for election by our stockholders is approved by a vote of at least a majority of the directors then serving (excluding any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents);

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

Under their respective liquidity event award agreements, the awards payable to management are as follows: $2,065,750 payable to Mr. Williams, $1,755,888 payable to Mr. O’Connell, $289,200 payable to Mr. Johnson and Ms. Fultineer and $174,000 to Messrs. Kratz and Cato.

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

If any payment under a liquidity award agreement would trigger an excise tax as a result of the payment being considered contingent on a change in ownership or control of us, any such payments, at the request of the executive, will be reduced to the extent necessary to ensure that the payment will not be subject to the tax as an excess parachute payment, or, if it would result in a greater net payment to the participant, the participant will be paid the full amount subject to the excise tax.

Other Potential Payments

The following table presents information regarding payments that would be made to our named executive officers at, following or in connection with any termination (as described in the table) assuming the termination or event occurred on June 30, 2007.

Event	W.H. Williams	S.V. O’Connell	C.J. Fultineer	P.D. Kratz	R.C. Johnson
Voluntary Termination by Named Executive or Retirement
Base Salary	$0	$0	$0	$0	$0
Pension Payments	2,999,000	0	117,000	322,000	709,000

Total	$2,999,000	$0	$117,000	$322,000	$709,000
Termination for Cause by Us
Base Salary	0	0	0	0	0

Total	$0	$0	$0	$0	$0
Termination by Us Without Cause
Base Salary	$567,600	$750,000	$345,000	$335,000	$310,000
Severance (including COBRA)	496,207	288,443	248,484	246,776	227,876

Total	$1,063,807	$1,038,443	$593,484	$577,776	$537,876
Disability
Base Salary	$200,000	$200,000	$200,000	$200,000	$200,000

Total	$200,000	$200,000	$200,000	$200,000	$200,000
Death
Life Insurance	$1,135,200	$1,000,000	$690,000	$670,000	$620,000

Total	$1,135,200	$1,000,000	$690,000	$670,000	$620,000

Severance Payments include COBRA for 12 months, Car Allowance for 12 months, outplacement assistance and bonus paid at 100% of target.

Disability Payments are in accordance with our Long term Disability program available to all executives. The plan provides for payment to an individual of 50% of their average pay (including bonuses), with a maximum benefit of $200,000 per year.

Death Benefits are equal to two times the executive’s annual salary and the premiums are paid by LPS.

DIRECTOR COMPENSATION

The members of our board of directors do not receive any compensation for their services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We currently do not have a compensation committee. Executive compensation is determined by our board of directors, including our President and Chief Executive Officer and our Chief Financial Officer. No compensation committee interlock existed during the year ended June 30, 2007. Currently, none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table and accompanying footnotes show information regarding the beneficial ownership of our common stock as of August 31, 2007 by (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each of our directors and named executive officers; and (iii) all current directors and the named executive officers, as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. We believe that each stockholder named in the table has sole voting and dispositive power for the shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
5% Stockholders:

Wasserstein(2) Attn: George L. Majoros 1301 Avenue of the Americas 44th Floor New York, NY 10019	650,000	65%**

Highfields(3) Attn: Matt Botein 200 Clarendon Street 51st Floor Boston, MA 02117	350,000	34%**

Executive Officers and Directors:
William H. Williams(4)	22,410	2%
Stephen V. O’Connell(5)	17,960	2%
Cathy J. Fultineer(6)	*	*
Peter D. Kratz(7)	*	*
Rudd C. Johnson(8)	*	*
Ellis B. Jones(2)	650,000	65%
George L. Majoros, Jr.(2)	650,000	65%
Bruce Wasserstein(2)	650,000	65%

All named executive officers and directors as a group (2),(4),(5),(6),(7),(8)	702,915	67%

*	Less than 1% of the outstanding capital stock.
**	Percentages are approximate and based on the number of shares outstanding.
***	Amounts may not sum due to rounding.
(1)	Unless otherwise indicated, the address for each stockholder is c/o Harry & David Holdings, Inc. 2500 South Pacific Highway, Medford, Oregon 97501.
(2)	Includes funds sponsored by Wasserstein, their affiliates and related entities. The 650,000 beneficially owned shares represent 30,266 shares of common stock beneficially owned by USEP II Co-Investment Partners, LLC, 475,231 shares of common stock beneficially owned by U.S. Equity Partners II (U.S. Parallel), L.P., 19,072 shares of common stock beneficially owned by U.S. Equity Partners II, LP, 12,409 shares of common stock beneficially owned by Bear Creek Equity Partners, LLC, 75,580 shares of common stock beneficially owned by U.S. Equity Partners II (Offshore), LP and 37,442 shares of common stock beneficially owned by Wasserstein Partners, LP. To the extent Messrs. Jones and Majoros are designated to beneficially own the shares as a result of their positions as Chief Executive Officer and President and Chief Operating Officer, respectively, of Wasserstein & Co., LP, Messrs. Jones and Majoros, Jr. disclaim beneficial ownership of the shares (other than, in the case of Mr. Majoros, Jr., his pecuniary interest in 1,816 shares). Mr. Wasserstein may be deemed to have beneficial ownership of the shares owned by the Wasserstein entities. However, Mr. Wasserstein disclaims beneficial ownership of these shares except for his pecuniary interest in 95,987 shares. Wasserstein Partners, LP has dispositive power over the shares held by Bear Creek Equity Partners, LLC and USEP II Co-Investment Partners, LLC.

(3)	Includes funds sponsored by Highfields and their affiliates. Represents 39,176 shares of common stock beneficially owned by Highfields Capital I LP, 92,476 shares of common stock beneficially owned by Highfields Capital II LP and 218,348 shares of common stock beneficially owned by Highfields Capital Ltd. Messrs. Jonathon S. Jacobson and Richard L. Grubman hold investment and voting power over the shares held by Highfields.
(4)	Mr. Williams was granted options to purchase 27,027 shares of our common stock under a Non-Qualified Stock Option Agreement. As of August 31, 2007, Mr. Williams is a beneficial holder of 22,410 shares, of which 12,161 represents stock option exercises through August 31, 2007, 5,406 represents options that are or will be exercisable within sixty days of August 31, 2007, and includes 4,843 shares directly by Mr. Williams.
(5)	Mr. O’Connell was, granted options to purchase 22,973 shares of our common stock under a Non-Qualified Stock Option Agreement. As of August 31, 2007, Mr. O’Connell is a beneficial holder of 17,960 shares, of which 10,338 represents stock option exercises through August 31, 2007, 4,595 represents options that are or will be exercisable within sixty days of August 31, 2007, and includes 3,027 shares held indirectly through Mr. O’Connell’s participation in the Wasserstein Equity Partners Fund.
(6)	Ms. Fultineer was granted options to purchase 5,729 shares of our common stock under a Non-Qualified Stock Option Agreement. As of August 31, 2007, Ms. Fultineer is a beneficial holder of 4,061 shares, of which 1,705 represents stock option exercises through August 31, 2007, 1,145 represents options that are or will be exercisable within sixty days of August 31, 2007 and also includes 1,211 shares held indirectly through Ms. Fultineer’s participation in Bear Creek Equity Partners Funds.
(7)	Mr. Kratz was granted options to purchase 3,896 shares of our common stock under a Non-Qualified Stock Option Agreement. As of August 31, 2007, Mr. Kratz is a beneficial holder of 3,600 shares, of which 1,003 represents stock option exercises through August 31, 2007, 781 represents options that are or will be exercisable within sixty days of August 31, 2007 and also includes 1,816 shares held indirectly through Mr. Kratz’ participation in Bear Creek Equity Partners Funds.
(8)	Mr. Johnson was granted options to purchase 3,789 shares of our common stock under a Non-Qualified Stock Option Agreement. As of August 31, 2007, Mr. Johnson is a beneficial holder of 4,884 shares, of which 1,705 represents stock option exercises through August 31, 2007, 757 represents options that are or will be exercisable within sixty days of August 31, 2007 and also includes 2,422 shares held indirectly through Mr. Johnson’s participation in Bear Creek Equity Partners Funds.

EQUITY COMPENSATION PLAN INFORMATION SUMMARY

The table below sets forth information regarding our Equity Compensation Plans as of June 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	66,251	112.87	51,508
Equity Compensation Plans not approved by security holders	—	—	—
Total	66,251	112.87	51,508

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

MANAGEMENT AGREEMENT

In connection with the 2004 Acquisition, Harry & David Operations Corp. entered into an agreement with Wasserstein, on behalf of Wasserstein and Highfields, to pay Wasserstein and Highfields an aggregate fee of up to $1.0 million annually plus expenses for financial management, consulting and advisory services. To the extent the fee is not paid in any year, it will be accrued. Under our management agreement, Harry & David Operations Corp.

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

OTHER TRANSACTIONS

From time to time in the ordinary course of business, we may enter into transactions with entities in which one or both of our equity sponsors have an interest. Any such transaction would be subject to compliance with the covenants contained in the indenture governing the Senior Notes and our revolving credit facility. We anticipate that any such transaction would be on arms’ length terms. In addition, we have entered into employment agreements with two of our executive officers as described in “Item 11—Executive Compensation—Employment Agreements”. We may also from time to time indemnify executive officers and directors for actions taken in their capacities as such.

DIRECTOR INDEPENDENCE

Currently, none of our directors are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional services rendered by Ernst & Young LLP for us for fiscal 2007 and 2006 are shown in the table below:

	Fiscal 2007	Fiscal 2006
Audit fees	$995,256	$729,086
Audit-related fees	289,432	57,526
Tax fees	19,857	21,040
All other fees	—	1,500

Total	$1,304,545	$809,352

The nature of each category of fees is described below:

Audit fees for fiscal 2007 consist of fees for professional services for the annual audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q and accounting consultation related to the audit. Audit fees for fiscal 2006 consist of fees for professional services for the annual audit of our consolidated financial statements, review of our quarterly reports on Form 10-Q in fiscal 2006, and review of our Form S-4 and Form S-1 filings, including consents.

Audit-related fees consist of fees for professional services for the audit of our pension plans and consultations on pension matters. For fiscal 2007, in association with the divestiture of the Jackson & Perkins business, audit-related fees also include fees for the audit of the Jackson & Perkins closing balance sheet.

Tax fees consist primarily of fees for tax advice.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT, AND FINANCIAL STATEMENT SCHEDULES

(a) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2007 and June 24, 2006

Consolidated Statements of Operations for the year ended June 30, 2007, the year ended June 24, 2006, and the year ended June 25, 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended June 30, 2007, the year ended June 24, 2006, and the year ended June 25, 2005

Consolidated Statements of Cash Flows for the year ended June 30, 2007, the year ended June 24, 2006, and the year ended June 25, 2005

Notes to Consolidated Financial Statements

(b) Exhibits Index

Exhibit No.	Description of exhibit

2.1†**	Stock Purchase Agreement, dated as of April 1, 2004, among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.1 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.2†	Letter, dated June 17, 2004, amending the Stock Purchase Agreement among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.2 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.3†	Letter, dated October 11, 2004, amending the Stock Purchase Agreement among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.3 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.4	Purchase Agreement, dated as of March 30, 2007, among Harry & David Operations Corp., Bear Creek Direct Marketing, Inc., Jackson & Perkins Operations, Inc., J&P Acquisition Inc. and Donald Hachenberger and Glenda Hachenberger (Filed as Exhibit 2.1 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.5	Asset Purchase Agreement, dated as of March 30, 2007 between Bear Creek Operations, Inc. and J&P Acquisition Inc. (Filed as Exhibit 2.3 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.6	Purchase Agreement, dated as of April 10, 2007 between Bear Creek Operations, Inc. and J&P Acquisition Inc. (Filed as Exhibit 2.2 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.7	First Amendment to Asset Purchase Agreement, dated as of April 17, 2007, among Jackson & Perkins Operations, Inc., Wasco Real Properties I, LLC and Wasco Real Properties II, LLC (Filed as Exhibit 2.4 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

3.1†	Harry & David Operations Corp. Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.2†	Harry & David Operations Corp. Certificate of Amendment to Restated Certificate of Incorporation (Filed as Exhibit 3.2 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.3†	Harry & David Holdings, Inc. Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.3 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.4†	Harry & David Holdings, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.4 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.5†	Harry & David Holdings, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.5 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.6†	Bear Creek Direct Marketing, Inc. Certificate of Incorporation (Filed as Exhibit 3.6 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.7†	Bear Creek Operations, Inc. Certificate of Incorporation (Filed as Exhibit 3.7 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.8†	Bear Creek Orchards, Inc. Certificate of Incorporation (Filed as Exhibit 3.8 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.9†	Harry and David Articles of Incorporation (Filed as Exhibit 3.9 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.10†	Jackson & Perkins Operations, Inc. Certificate of Amendment of Certificate of Incorporation (Filed as Exhibit 3.11 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.11†	Bear Creek Stores, Inc. Certificate of Incorporation (Filed as Exhibit 3.13 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.12†	Harry & David Operations Corp. Bylaws (Filed as Exhibit 3.14 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.13†	Harry & David Holdings, Inc. Bylaws (Filed as Exhibit 3.15 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.14†	Bear Creek Direct Marketing Bylaws (Filed as Exhibit 3.16 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.15†	Bear Creek Operations, Inc. Bylaws (Filed as Exhibit 3.17 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.16†	Bear Creek Orchards, Inc. Bylaws (Filed as Exhibit 3.18 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.17†	Harry and David Bylaws (Filed as Exhibit 3.19 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.18†	Jackson & Perkins Operations, Inc. Bylaws (Filed as Exhibit 3.21 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.19†	Bear Creek Stores, Inc. Bylaws (Filed as Exhibit 3.23 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

4.1†	Indenture among Bear Creek Corporation (now known as Harry & David Operations Corp.) and each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, dated as of February 25, 2005 (Filed as Exhibit 4.2 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. (333-127173) and incorporated herein by reference)

4.2†	Form of Notes (included in Exhibit 4.1)

4.3†	Form of Guarantee (included in Exhibit 4.1)

10.1†	Employment Agreement, dated as of June 17, 2004, by and between Bear Creek Corporation (now known as Harry & David Operations Corp.) and William H. Williams (Filed as Exhibit 10.3 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

10.2†	Employment Agreement, dated as of July 1, 2004, by and between Bear Creek Corporation (now known as Harry & David Operations Corp.) and Stephen V. O’Connell (Filed as Exhibit 10.4 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

10.3†	2004 Stock Option Plan (Filed as Exhibit 10.6 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.4†	Form of Liquidity Event Award Agreement (Filed as Exhibit 10.7 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.5†	Liquidity Event Award Agreement for William H. Williams (Filed as Exhibit 10.8 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.6†	Liquidity Event Award Agreement for Stephen V. O’Connell (Filed as Exhibit 10.9 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.7†	Form of Incentive Stock Option Agreement (Filed as Exhibit 10.10 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.8†	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.11 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.9†	Non-Qualified Stock Option Agreement for William H. Williams (Filed as Exhibit 10.12 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.10†	Non-Qualified Stock Option Agreement for Stephen V. O’Connell (Filed as Exhibit 10.13 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.11†	Form of Severance Pay Plan (Filed as Exhibit 10.14 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.12†	Credit Agreement among Harry & David Operations Corp., as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lenders party thereto, UBS Securities LLC, as Lead Arranger, UBS Loan Finance LLC, as a lender and as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, as the Administrative Collateral Agent and as Administrative Agent for the lenders and GMAC Commercial Finance LLC, as Collateral Agent (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Form 8-K (File No. 333-128870) dated March 20, 2006 and incorporated herein by reference)

10.13†	Harry & David Operations Corp.’s Excess Pension Plan (Filed as Exhibit 10.1 to Harry & David Corp.’s Form 8-K (File No. 333-128870) dated August 1, 2006 and incorporated herein by reference)

10.14	Amended and Restated 2004 Stock Option Plan (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference)

10.15	First Amendment to Credit Agreement, dated as of June 21, 2007, by and among Harry & David Operations Corp., as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lenders party thereto, UBS Securities LLC, as Lead Arranger, UBS Loan Finance LLC, as a lender and as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, as the Administrative Collateral Agent and as Administrative Agent for the lenders and GMAC Commercial Finance LLC, as Collateral Agent

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the President and Chief Executive Officer and the Chief Financial Officer and Chief Administrative Officer required by rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

**	The Stock Purchase Agreement submitted as Exhibit 2.1 contains a list briefly identifying the contents of all omitted disclosure schedules. The Company undertakes to furnish supplementally a copy of any omitted disclosure schedules to the Securities and Exchange Commission upon request.

†	Previously filed

(c)	The following Financial Statement Schedules of Harry & David Holdings, Inc. are included in Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Valuation and Qualifying Accounts

Consolidating Financial Statements required by Rule 3-10 of Regulation S-X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HARRY & DAVID HOLDINGS, INC.

Signature	Title	Date

/s/ William H. Williams William H. Williams	President and Chief Executive Officer and Director	September 14, 2007

/s/ Stephen V. O’Connell Stephen V. O’Connell	Chief Financial Officer and Administrative Officer and Director (Principal Financial Officer)	September 14, 2007

/s/ Shannon A. Bell Shannon A. Bell	Vice President, Controller (Principal Accounting Officer)	September 14, 2007

/s/ Ellis B. Jones Ellis B. Jones	Director	September 14, 2007

/s/ George L. Majoros, Jr. George L. Majoros, Jr.	Director	September 14, 2007

/s/ Bruce Wasserstein Bruce Wasserstein	Director	September 14, 2007

HARRY & DAVID HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Harry & David Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Harry & David Holdings, Inc. and subsidiaries as of June 30, 2007 and June 24, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2007 and June 24, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Company has restated prior fiscal year financial statements.

As discussed in Note 8 to the financial statements, in fiscal 2007 the Company changed its method of accounting for defined benefit pension and other postretirement plans.

/s/ ERNST & YOUNG LLP

Portland, Oregon

September 11, 2007

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2007	June 24, 2006 (As restated)
Assets
Current assets
Cash and cash equivalents	$49,408	$18,637
Short-term investments	24,816	—
Trade accounts receivable, less allowance for doubtful accounts of $15 at June 30, 2007, and $80 at June 24, 2006	2,100	8,926
Other receivables	10,907	3,059
Inventories	62,406	74,117
Prepaid catalog expenses	1,503	3,066
Prepaid income taxes	774	556
Other current assets	12,547	10,561

Total current assets	164,461	118,922

Fixed assets, net	163,273	174,010
Intangibles, net	29,089	32,657
Deferred financing costs, net	12,144	14,813
Deferred income taxes	—	9,293
Other assets	1,551	488

Total assets	$370,518	$350,183

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$22,900	$21,290
Accrued payroll and benefits	21,175	14,895
Deferred revenue	12,914	17,188
Deferred income taxes	18,670	26,442
Accrued interest	5,921	5,604
Other accrued liabilities	7,409	10,636
Current portion of capital lease obligations	1,366	—

Total current liabilities	90,355	96,055

Long-term debt	245,669	245,000
Accrued pension liability	15,504	35,621
Deferred income taxes	8,422	—
Other long-term liabilities	6,304	3,957

Total liabilities	366,254	380,633

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 1,500,000 shares authorized; 1,032,241 and 1,019,929 shares issued and outstanding at June 30, 2007 and June 24, 2006, respectively	10	10
Additional paid-in capital	5,548	3,954
Accumulated other comprehensive income	1,119	—
Accumulated deficit	(2,413)	(34,414)

Total stockholders’ equity (deficit)	4,264	(30,450)

Total liabilities and stockholders’ equity (deficit)	$370,518	$350,183

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year ended June 30, 2007	Year ended June 24, 2006	Year ended June 25, 2005
Net sales	$561,017	$524,384	$490,738
Costs of goods sold	295,211	302,389	269,995

Gross profit	265,806	221,995	220,743

Costs and expenses:
Selling, general and administrative	214,004	198,219	193,180
Selling, general and administrative – related party	1,068	1,000	1,094

	215,072	199,219	194,274

Operating income	50,734	22,776	26,469

Other (income) expense:
Interest income	(3,126)	(1,780)	(934)
Interest expense	28,199	26,459	35,351
Pension curtailment gain	(15,844)	—	—
Other (income) expense, net	(348)	1,210	(270)

	8,881	25,889	34,147

Income (loss) from continuing operations before income taxes	41,853	(3,113)	(7,678)
Provision (benefit) for income taxes	11,156	2,548	(2,404)

Net income (loss) from continuing operations	30,697	(5,661)	(5,274)

Discontinued operations:
Gain on sale of Jackson & Perkins	6,713	—	—
Operating income (loss) on discontinued operations	(4,282)	(6,511)	1,744
Provision (benefit) for income taxes on discontinued operations	1,127	(2,459)	793

Net income (loss) from discontinued operations	1,304	(4,052)	951

Net income (loss)	$32,001	$(9,713)	$(4,323)

Earnings (loss) per share – basic and diluted (Note 11):
Continuing operations	29.90	(5.58)	(5.27)
Discontinued operations	1.27	(4.00)	0.95

Total	$31.17	$(9.58)	$(4.32)

Weighted-average shares used in per share calculations:

Basic and diluted	1,026,604	1,013,650	1,000,000

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Stockholder note	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Value
Balance at June 26, 2004	1,000,000	$10	$83,992	$—	$(1,378)	$—	$82,624
Net loss	—	—	—	—	(4,323)	—	(4,323)

Comprehensive loss							(4,323)

Return of capital to stockholders	—	—	(82,630)	—	—	—	(82,630)
Issuance of stockholder note	—	—	—	(250)	—	—	(250)
Accrued interest on stockholder note	—	—	—	(13)	—	—	(13)
Stock option compensation	—	—	502	—	—	—	502
Assignment of NOL proceeds from YCI to stockholders	—	—	—	—	(16,400)	—	(16,400)
Repayment of stockholder note and interest	—	—	—	263	—	—	263

Balance at June 25, 2005	1,000,000	$10	$1,864	—	$(22,101)	—	$(20,227)
Net loss	—	—	—	—	(9,713)	—	(9,713)

Comprehensive loss							(9,713)

Exercise of common stock options	19,929	—	1,646	—	—	—	1,646
Stock option compensation	—	—	444	—	—	—	444
Dividends paid	—	—	—	—	(2,600)	—	(2,600)

Balance at June 24, 2006	1,019,929	$10	$3,954	—	$(34,414)	—	$(30,450)
Net income	—	—	—	—	32,001	—	32,001

Comprehensive income							32,001

Adjustment to initially apply SFAS No. 158, net of tax of $661	—	—	—	—		1,119	1,119
Exercise of common stock options	12,312	—	1,017	—	—	—	1,017
Stock option compensation	—	—	577	—	—	—	577

Balance at June 30, 2007	1,032,241	$10	$5,548	$—	$(2,413)	$1,119	$4,264

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended June 30, 2007	Year ended June 24, 2006 (As restated)	Year ended June 25, 2005 (As restated)
Operating activities
Net income (loss)	$32,001	$(9,713)	$(4,323)
Less: Net income (loss) from discontinued operations	1,304	(4,052)	951

Net income (loss) from continuing operations	30,697	(5,661)	(5,274)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization fixed assets	17,122	16,056	12,741
Amortization intangible assets	1,976	2,112	2,275
Amortization of deferred financing costs	2,669	2,473	2,991
Stock option compensation expense	577	444	502
Write-off of deferred financing costs	—	—	7,956
Write-off of deferred initial public offering costs	—	2,180	—
Loss on disposal of fixed assets	770	1,073	190
Realized and unrealized gains on short-term investments	(407)	—	—
Deferred income taxes	10,818	2,500	7,449
Pension curtailment gain	(15,844)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	367	(4,171)	6,292
Inventories	(6,378)	(6,576)	(3,857)
Prepaid advertising and other assets	(1,215)	(5,369)	980
Accounts payable and accrued liabilities	8,867	13,538	(7,293)
Deferred revenue	(3,523)	2,211	568

Net cash provided by operating activities from continuing operations	46,496	20,810	25,520
Net cash provided by (used in) operating activities from discontinued operations	(12,674)	22	950

Net cash provided by operating activities	33,822	20,832	26,470

Investing activities
Acquisition of fixed assets	(21,459)	(17,374)	(14,433)
Proceeds from the sale of fixed assets	17	30	—
Purchases of short-term investments	(51,838)	—	—
Proceeds from sale of short-term investments	27,429	—	—

Net cash used in investing activities from continuing operations	(45,851)	(17,344)	(14,433)
Net cash provided by (used in) investing activities from discontinued operations	42,860	(289)	(250)

Net cash used in investing activities	(2,991)	(17,633)	(14,683)

Financing activities
Borrowings of revolving debt	108,500	104,000	90,000
Repayments of revolving debt	(108,500)	(104,000)	(90,000)
Repayments of long-term debt	—	—	(155,000)
Borrowings of notes payable	—	—	268
Repayments of notes payable	—	(268)	(13,900)
Repayments of capital lease obligation	(1,077)	—	—
Issuance of senior notes	—	—	245,000
Payments for deferred financing costs	—	(3,017)	(9,490)
Proceeds from exercise of stock options	1,017	1,646	—
Dividends paid	—	(2,600)	—
Return of capital to common stockholders	—	—	(82,630)
Issuance of stockholder note	—	—	(250)
Repayment of stockholder note and interest	—	—	263

Net cash used in financing activities from continuing operations	(60)	(4,239)	(15,739)

Increase (decrease) in cash and cash equivalents	30,771	(1,040)	(3,952)
Cash and cash equivalents, beginning of period	18,637	19,677	23,629

Cash and cash equivalents, end of period	$49,408	$18,637	$19,677

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands)

NOTE 1—BUSINESS

Harry & David Holdings, Inc. and subsidiaries (the “Company”) is a vertically integrated multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David® brand. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business, and consumer telemarketing, Harry and David Stores, and wholesale distribution to other retailers.

Sales of the Company’s products are subject to a variety of agricultural risks, fuel and energy price fluctuations, delivery rate increases, and extreme weather conditions, and are subject to regulation and inspection by various governmental agencies. Historically, the Company’s business has been subject to substantial seasonal variations in demand. A significant portion of our net sales and net earnings are realized during the holiday selling season from October through December, and levels of net sales and net earnings have generally been significantly lower during the period from January to September. Accordingly, operating results will vary based on the timing of holidays and the ripening of seasonal fruits, which, if delayed, can cause delays in product shipments.

During the fourth quarter of fiscal 2007, the Company divested of its Jackson and Perkins business. The effects of discontinued operations has been retrospectively applied to the consolidated statements of operations, cash flows and footnotes for fiscal 2006 and fiscal 2005 as applicable. See “Note 5—Discontinued Operations.”

NOTE 2—OWNERSHIP AND CAPITAL STRUCTURE

On June 17, 2004, the Company purchased all of the outstanding shares of common stock of Harry & David Operations Corp. (formerly Bear Creek Corporation) (the “Predecessor”) from Yamanouchi Consumer Inc. (“YCI”) (referred to herein as the “2004 Acquisition”). In conjunction with the 2004 Acquisition, the Company issued 1,000,000 shares of $.01 par value stock to Wasserstein & Company, LP (“Wasserstein”). The 2004 Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values. As of June 30, 2007, affiliates of Wasserstein, together with management, own a 66% controlling interest in the Company, and affiliates of funds sponsored by Highfields Capital Management LP (“Highfields”) own 34%.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K.

The results of operations of the divested Jackson & Perkins businesses, the revenues and expenses associated with the transitional services the Company is providing to the buyer, as well as the gain on sale of the Jackson & Perkins business are separately accounted for on the consolidated statement of operations as discontinued operations. See “Note 5— Discontinued Operations.”

Certain reclassifications and revisions have been made to prior years to conform to current year presentation. These reclassifications and revisions had no impact on the consolidated statement of operations for any period. These changes include the restatement of the consolidated statement of operations and cash flows for discontinued operations and the restatement of the consolidated balance sheets and consolidated statements of cash flows related to the classification of outstanding checks. See “Note 5— Discontinued Operations” and “Note 4— Restatement.” In addition, amortization of favorable lease agreements has been reclassified within operating activities within the statement of cash flows and the asset retirement obligations have been reclassified from current liabilities to non-current liabilities in the balance sheet.

Fiscal year

The Company’s fiscal year ends the last Saturday in June, based on a 52/53-week year. Fiscal year ended June 30, 2007 contains 53 weeks, while the fiscal years ended June 24, 2006 and June 25, 2005 both contain 52 weeks.

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

Financial instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments consist principally of short-term investments, cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and the Senior Notes. The estimated carrying value of these instruments (other than the Senior Notes) approximates fair value due to their short-term maturities.

The following table provides the carrying value and fair value of the Company’s Senior Notes:

	June 30, 2007		June 24, 2006
	Book value	Fair value	Book value	Fair value
Senior Floating Rate Notes	$70,000	$70,700	$70,000	$66,500
Senior Fixed Rate Notes	$175,000	$177,625	$175,000	$158,375

Total Long-term debt	$245,000	$248,325	$245,000	$224,875

The fair values are based on quoted market prices.

Cash and cash equivalents

Cash and cash equivalents are carried at cost, which approximates market value. Cash equivalents include third-party credit card receivables because such amounts generally convert to cash within three days with little or no default risk, as well as investments in commercial paper with a purchased maturity of 90 days or less.

Short-term investments

Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase based on, among other factors, the Company’s short-term liquidity requirements. The cost of the securities is based on the specific identification method. As of June 30, 2007, all investments held were classified as held-to-maturity as the Company has the intent and ability to hold these securities until maturity. The Company did not hold any short-term investments as of June 24, 2006. The amortized cost of short-term investments was $24,816 and approximated fair value as of June 30, 2007.

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

The Company conducts ongoing credit evaluations and maintains an allowance for doubtful accounts to address the risk of bad debts. The Company analyzes historical bad debts, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The allowance is calculated on a historical percentage of accounts in default as a percentage of sales. The Company generally writes off individual accounts more than 180 days past due. Past-due corporate accounts are written off when management deems that collectibility is remote. Losses from bad debts have historically been within management’s expectations.

Inventories

Inventories are valued at the lower of cost (on the first-in, first-out basis) or market value. The Company estimates a provision for damaged, obsolete, excess, and slow-moving inventory based on specific identification and inventory aging reports. The Company provides for excess and obsolete inventories in the period when excess and obsolescence are determined to have occurred.

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

Prior to the sale of the Jackson & Perkins business, which occurred during the fourth quarter of fiscal 2007, rose crop inventories were accounted for over their respective growing cycles, and included costs of up to three years of nursery stock.

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

Catalog advertising expenses from our consolidated operations for fiscal 2007, 2006 and 2005 were $63,373, $67,932 and $62,581, respectively. Included in the consolidated amounts above were catalog advertising expenses from discontinued operations for fiscal 2007, 2006 and 2005 were $6,611, $11,765 and $11,070, respectively.

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

Fixed assets carrying values were adjusted as part of the purchase accounting related to the 2004 Acquisition in order to reflect their estimated fair market value, net of a purchase price adjustment. See “Note 2—Ownership and Capital Structure.”

Depreciation and amortization are computed using the straight-line method, with estimated useful lives of the related assets as follows:

Land improvements and producing orchards	10–35 years

Buildings and improvements	10–40 years

Machinery and equipment	3–10 years

Purchased and internally developed software	3–8 years

Leasehold improvements	Shorter of estimated useful life or lease term (generally 5-10 years; up to 20 years)

Repair and maintenance costs are expensed in the year in which they are incurred.

Interest costs related to assets under construction and software projects are capitalized during the construction or development period. At June 30, 2007, the estimated cost to complete capital projects-in-process was $11,096.

Internally developed software costs are capitalized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software amortization for fiscal 2007, 2006 and 2005 were $3,854, $3,547 and $3,098, respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment. Recoverability of assets is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was an impairment loss of $375 related to certain information technology software in the fourth quarter of fiscal 2007. There were no material impairment losses in fiscal 2006 and 2005.

Intangible assets

In conjunction with the 2004 Acquisition, intangible assets were valued at $37,042 as of the acquisition date, consisting of trade names and trademarks, customer and rental lists and favorable lease agreements. Customer and rental lists are being amortized using the straight-line method over their estimated useful lives of one year. Favorable lease agreements are being amortized over the remaining lives of the underlying leases, which range from two to five years. Trade names and trademarks have been assigned an indefinite life; as such, they are not amortized. Amortization expense for fiscal 2007, 2006 and 2005 was $1,976, $2,112 and $2,275, respectively. Amortization expense of intangible assets is included within selling, general and administrative expenses in the accompanying consolidated statements of operations. See “Note 6–Balance Sheet Information–Intangible assets.”

Intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and if the carrying value of these assets is in excess of fair value, the carrying value is reduced to fair value. The Company completes its annual impairment testing as of the first day of the fourth quarter of each fiscal year. There were no impairment losses in fiscal 2007, 2006 and 2005.

Deferred financing costs

Debt financing costs are deferred and amortized to interest expense using the straight-line method over the term of the related debt instrument. The straight-line method approximates the effective interest method. See “Note 7–Borrowing Arrangements.”

Deferred rent

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease and other lease incentives, the Company recognizes rental expense on a straight-line basis over the lease term and records the difference between rent expense and the amount that is payable as deferred rent. Deferred rent liabilities totaling $1,592 and $654 were included in other liabilities in the accompanying consolidated balance sheets as of June 30, 2007, and June 24, 2006, respectively.

Asset retirement obligations

The Company has accrued for future asset retirement obligations resulting from the Company’s contractual obligation to restore a store location to its original condition upon lease termination. The accrual is estimated based on historical costs incurred to restore a location to its original condition after a store closure. Asset retirement obligation liabilities totaling $895 and $838 were included in other liabilities in the accompanying consolidated balance sheets as of June 30, 2007 and June 24, 2006, respectively.

Revenue recognition

Sales and the related cost of products sold related to direct marketing and wholesale channels are recognized when the products are shipped to customers. Revenue is recognized for retail sales, excluding gift card sales, at the point of sale in the store. Revenues from sales of gift cards are deferred until redeemed.

Deferred revenue represents amounts received from customers for merchandise to be shipped in subsequent periods. The Company defers incremental direct costs of order processing related to those orders for which revenue is deferred. Deferred order processing costs of $658 and $657 were included in other current assets in the accompanying consolidated balance sheets at June 30, 2007 and June 24, 2006, respectively. Revenue from delivery and processing is recognized at the time of shipment and is included in net sales. Delivery costs are included in cost of goods sold.

The Company records a reserve for product returns based on historical experience.

Classification of costs and expenses

Cost of goods sold includes costs directly associated with the production and manufacturing of product as well as fulfillment costs, delivery expense, warehousing costs, internal transfer costs and distribution costs. Selling, general, and administrative costs include costs not directly associated with the production and manufacturing of products.

Research and development

Costs incurred in the research and development were primarily for developing new rose varieties and were expensed as incurred in the Jackson & Perkins segment and therefore are included in discontinued operations. A total of $1,114, $1,641 and $1,559 of these costs were incurred in fiscal 2007, 2006 and 2005, respectively.

Income taxes

The Company accounts for income taxes under the liability method pursuant to SFAS No. 109, Accounting for Income Taxes, wherein the deferred income tax liabilities and assets are based on the difference between the financial statements and tax bases of assets and liabilities multiplied by the expected tax rate in the year the differences are expected to reverse. Deferred income tax expense or benefit results from the change in the net deferred tax asset or liability between periods. The Company routinely evaluates all deferred tax balances to determine the likelihood of their realization and records a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. The Company also records reserves for estimates of probable settlements in tax audits. At any time, multiple tax years are subject to audit by various tax jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. See “Note 9—Income Taxes.”

Stock-based compensation

Stock options granted to employees are accounted for under SFAS No. 123 R, Share-Based Payment. The fair value of stock-based awards to employees is calculated by us using the Black-Scholes option valuation model, which requires that we make certain subjective assumptions. These assumptions include future stock price volatility and expected time to exercise, which affect the calculated values. Forfeitures are assumed to equal 10% of the total option grant amount of the options. The expected term of options granted is derived from the time difference between the initial grant and date of final vesting, a customary assumption for stock options in private equity-controlled companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. These option pricing models require subjective assumptions. The calculated compensation expense is recognized on a straight-line basis over each vesting period. See “Note 10—Stock Option Plan.”

Stock options granted to non-employees are accounted for under EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Earnings (loss) per share

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period including the dilutive effect of stock awards as determined under the treasury stock method. See “Note 11—Earnings (Loss) Per Share.”

Recent accounting pronouncements and developments

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS No. 158 as of June 30, 2007, as required. The Company measures plan assets and benefit obligations as of its fiscal year end. See “Note 8—Benefit Programs” for the impact of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 in the first quarter of its fiscal year ending June 28, 2009 and the adoption is not expected to have any impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 provides guidance on how cumulative errors in the balance sheet should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in evaluating a current year misstatement SAB No. 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 in the fourth quarter of fiscal 2007 did not have a material effect on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109 (FIN 48). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of July 1, 2007, as required. The Company estimates that the cumulative effect of applying the provisions of FIN 48 will be between approximately $1,000 and $2,500 recorded as an adjustment to the opening balance of retained earnings, relating to state income tax matters.

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

In June 2006, the EITF ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. EITF 06-2 provisions allow for either retrospective application, or a cumulative effect adjustment approach upon adoption. The Company is required to adopt EITF 06-2 for the fiscal year 2008, beginning July 1, 2007. Based on the Company’s most current evaluation of the potential impact to the consolidated financial statements upon adoption, the estimated impact to the may be up to $100 of annual expense and an accumulated adjustment to retained earnings of approximately $400 to $500.

NOTE 4—RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2007, the Company concluded that its historical practice of reclassifying outstanding checks to accounts payable related to its main banking relationship was in error and has restated the fiscal 2006 and 2005 historical consolidated balance sheets and consolidated statements of cash flows as follows:

	June 24, 2006	June 25, 2005
Cash and cash equivalents
As previously reported	$23,802	$24,854
As restated	18,637	19,677

Accounts payable
As previously reported	$26,455	$18,759
As restated	21,290	13,582

Net cash provided by operating activities
As previously reported	$20,820	$31,647
As restated	20,832	26,470

Increase (decrease) in cash and cash equivalents
As previously reported	$(1,052)	$1,225
As restated	(1,040)	(3,952)

The restatement had no impact on the Company’s working capital or net income (loss) for any period presented.

NOTE 5—DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses. The related assets were written down to fair value, resulting in a loss on divestiture of Jackson & Perkins of $4,711. Proceeds on the sale, net of transaction fees, were $21,622, a portion of which is comprised of net receivable amounts and product credits due from the buyer of $6,303. These amounts due from the buyer include a note receivable in the amount of $2,000, gross of the discount of $253, with an implied interest rate of 9.0%, and with $1,000 principal payments due on June 2008 and June 2009.

In a separate transaction, the Company also recognized a gain of $11,424 on the sale of land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations. Proceeds on the sale, net of transaction fees, were $27,726.

The net gain on the sale is $6,713 and is included within the results of discontinued operations in the consolidated income statement for the fiscal 2007.

In connection with the sale, the Company entered into an agreement to provide certain transitional services through June 2008 (“the Transitional Services Agreement”). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the services rendered pursuant to the Transitional Services Agreement are not considered significant continuing involvement as of June 30, 2007. As such, the gain on the sale and the results of operations of the divested entities, as well as the revenues and expenses associated with the transitional services, are separately accounted for as discontinued operations.

All sales transactions were completed as of June 30, 2007 and, as such, there were no assets and related liabilities held for sale as of that date. The discontinued operations of these components have been retrospectively presented in the consolidated statements of operations and footnotes of fiscal 2006 and 2005, as applicable.

The financial results included in discontinued operations in the consolidated statement of operations were as follows:

	2007	2006	2005
Net sales	$64,947	$73,820	$75,529
Gain on sale of discontinued operations	6,713	—	—
Provision (benefit) for income taxes on discontinued operations	1,127	(2,459)	793
Net income (loss) from discontinued operations	1,304	(4,052)	951

Net sales for fiscal 2007 reflect approximately $57,300 of sales activity that occurred prior to the completion of the sale of the Jackson & Perkins business on April 10, 2007. Also included in net sales from discontinued operations is net sales activity that occurred subsequent to the date of sale, which was primarily comprised of revenues associated with the Transitional Services Agreement and residual farm crop sales.

NOTE 6—BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	June 30, 2007	June 24, 2006
Finished goods	$19,540	$20,382
Materials, packaging supplies, and work-in process	36,056	31,915
Growing crops	6,810	21,820

Total	$62,406	$74,117

Fixed Assets

Fixed assets consist of the following:

	June 30, 2007	June 24, 2006
Land	$19,607	$30,553
Land improvements and producing orchards	29,749	31,377
Buildings and improvements	55,309	56,459
Machinery and equipment	55,734	49,518
Leasehold improvements	9,509	7,610
Purchased and internally developed software	22,129	20,353
Capital projects-in-progress	15,611	8,451

	207,648	204,321
Accumulated depreciation and amortization	(44,375)	(30,311)

Total	$163,273	$174,010

Capital projects-in-progress includes an Enterprise Resource Planning (ERP) software package acquired for $2,144. Purchased and internally developed software includes software licenses acquired for $968. Both of these software assets are financed through capital lease agreements. See “Note 7—Borrowing Arrangements.” Purchased and internally developed software includes accumulated amortization of software costs of $9,652 and $6,043 as of June 30, 2007 and June 24, 2006, respectively.

Intangible Assets

The following is a summary of intangible assets:

	June 30, 2007			June 24, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$26,921	$—	$26,921	$28,437	$—	$28,437
Harry and David customer and rental lists	6,652	(5,311)	1,341	6,728	(3,702)	3,026
Favorable lease agreements	1,971	(1,144)	827	1,971	(777)	1,194

	$35,544	$(6,455)	$29,089	$37,136	$(4,479)	$32,657

The changes from the June 24, 2006 gross carrying amounts related to trade names and trademarks and Harry and David customer and rental lists of $1,516 and $76, respectively, are due to the establishment of a deferred tax asset associated with the Acquisition. In accordance with EITF Issue No. 93-7 Uncertainties Related to Income Taxes in a Purchase. Business Combination, the offset to the deferred tax asset is a reduction of the intangibles recorded in conjunction with the 2004 Acquisition.

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Fiscal Period:	Harry and David Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
2008	$1,341	$289	$1,630
2009	—	244	244
2010	—	169	169
2011	—	88	88
2012	—	37	37

Total	$1,341	$827	$2,168

NOTE 7—BORROWING ARRANGEMENTS

Revolving credit facilities

In fiscal 2005, Company’s revolving credit agreement was modified to reduce the borrowing capacity from $150,000 to $125,000. The Company incurred debt issuance fees of $7,812 in connection with the modification, which were recorded as deferred financing costs, and the Company charged $1,098 of financing fees to interest expense, proportional to the decrease in borrowing capacity of the old arrangement. At June 30, 2007, $3,279 of these costs remained in deferred financing costs.

On March 20, 2006, the Company replaced its existing revolving credit facility with a new revolving credit agreement (the “Credit Agreement”) with a group of lenders that provides for $125,000 of revolving credit secured by the assets of the Company. The Credit Agreement has a maturity date of March 20, 2011. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. Interest on the borrowings is payable at a base rate or a Eurocurrency rate, plus an applicable margin and fees.

The Company has accounted for the new Credit Agreement pursuant to EITF Issue No. 98-14, Debtor’s Accounting for Changes in Lines-of-Credit or Revolving-Debt Agreements, and accordingly continued to defer unamortized deferred financing costs associated with the old credit agreement. Such deferred costs are being amortized over the term of the Credit Agreement. In connection with this facility, the Company incurred additional debt issuance fees of $1,848, which are recorded as deferred financing costs. At June 30, 2007, a total of $4,659 remained in deferred financing costs.

On June 21, 2007, the Credit Agreement was amended to increase the capital expenditure limitations and modify the borrowing base calculation. The Company did not incur any debt issuance fees related to this modification.

As of June 30, 2007, unused borrowings under the revolving credit facility were $123,000, excluding $2,000 in letters of credit outstanding. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at June 30, 2007 was $3,073. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to comply with certain covenants, which primarily include a minimum cash balance and limits to capital expenditures. At June 30, 2007, the Company was in compliance with all Credit Agreement covenants.

Long-term debt

In fiscal 2005, the Company issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes) in a private placement offering. The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.36% and 10.23% at June 30, 2007 and June 24, 2006, respectively. The $175,000 of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments on March 1 and September 1.

In fiscal 2006, the Company completed a public exchange offer for the Senior Notes. The Company incurred costs in connection with private placement and public exchange offers in the amount of $10,659 that are recorded as deferred financing costs. At June 30, 2007, $7,485 remained in deferred financing costs.

In the fourth quarter of fiscal 2007, the Company completed the sale of the Jackson & Perkins businesses, including the direct marketing and wholesale business, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventories and in a separate transaction, completed the sale of the land and assets used by the Jackson & Perkins rose growing operations. If the Company does not apply the net proceeds from the sale of Jackson & Perkins businesses and assets to pay down the Company’s revolver, for working capital and for capital expenditures, then under the terms of the Senior Notes, the Company will be required within 360 days to make an offer to repurchase the Senior Notes, at par and on a pro rata basis, with the amount of such net proceeds.

The Company currently intends to use the net proceeds for capital expenditures and working capital requirements, and, as such, does not anticipate that a repurchase offer will be required to be made.

The Senior Notes represent the senior unsecured obligations of Harry & David Operations Corp., a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. Harry & David Operations Corp. was in compliance with all of its covenants under the indenture at June 30, 2007.

Capital lease obligations

In fiscal 2007, the Company acquired an Enterprise Resource Planning (ERP) software package for $2,144, financed through a capital lease agreement. The agreement bears interest at a fixed rate of 22.4% due in installments of principal and interest of $584. The remaining obligation in the consolidated balance sheet at June 30, 2007 was $1,067, which was fully paid in the first quarter of fiscal 2008.

Also in fiscal 2007, the Company acquired a software license for $968, financed by a capital lease agreement. The interest rate on the agreement is 10.36% due in three annual installments of principal and interest. The current and non-current portions of the remaining obligation in the consolidated balance sheet as of June 30, 2007 were $299 and $669, respectively.

NOTE 8—BENEFIT PROGRAMS

Pension Plans

The Company has a defined benefit pension plan that covers substantially all non-union employees. Benefits under the plan are generally based on the employee’s compensation level and years of service. Benefits fully vest after five years of qualifying service. The required level of funding of this plan changes each year depending on the funding status of the plan and the annual actuarial valuation report provided by our actuaries.

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

The Company’s qualified pension plan was partially frozen effective as of June 25, 2006, whereby no new participants would qualify to enter into the plan. A full freeze of the plan became effective June 30, 2007, whereby pension benefits were no longer accrued for participants. Under the provisions of SFAS No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS No. 88”), these benefit changes resulted in the recognition of a non-cash net curtailment gain of $13,959 in fiscal 2007. In addition, the Company froze its non-qualified pension plan effective June 30, 2007, and recognized an additional non-cash net curtailment gain of $1,885 in fiscal 2007. After July 1, 2007, the Company has a continuing obligation to fund these plans and will continue to recognize net periodic pension cost under SFAS 87, Employers’ Accounting for Pensions (“SFAS No. 87”).

The Company contributed $6,383 to its pension plans in fiscal 2007 and expects to contribute approximately $5,716 to its pension plans in fiscal 2008.

The following tables set forth combined information regarding the Company’s qualified and non-qualified plans as of June 30, 2007 and June 24, 2006. The measurement dates used in accumulating such information were June 30, 2007 and June 30, 2006, respectively.

Change in projected benefit obligation	June 30, 2007	June 24, 2006
Benefit obligation, beginning of period	$64,508	$64,011
Service cost	4,384	4,560
Interest cost	2,886	3,702
Curtailment gain	(16,869)	—
Actuarial gain/loss	4,297	291
Benefits paid	(9,108)	(8,056)

Benefit obligation, end of period	$50,098	$64,508

Change in plan assets	June 30, 2007	June 24, 2006
Fair value of plan assets, beginning of period	$31,892	$34,620
Actual return on plan assets	5,204	4,447
Company contributions	6,383	881
Benefits paid	(9,108)	(8,056)

Fair value of plan assets, end of period	$34,371	$31,892

Components of pension expense	2007	2006	2005
Service cost	$4,384	$4,560	$4,141
Interest cost	2,886	3,702	3,866
Expected return on assets	(2,890)	(2,751)	(3,075)
Prior service cost amortization	—	9	2

Net period pension expense	$4,380	$5,520	$4,934
Curtailment gain	(15,844)	—	—
Settlement gain	(264)	—	(55)

Net period pension expense with curtailment and settlement	$(11,728)	$5,520	$4,879

Weighted-average assumptions for net periodic pension cost	2007	2006	2005
Discount rate	6.3%	6.3%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	3.0%	3.0%	3.0%

Expected benefit payments related to the Company’s pension plans for each of the next five fiscal years, and in the aggregate for the next five fiscal years thereafter as of June 30, 2007 are as follows:

Expected benefit payments
2008	$3,378
2009	3,833
2010	3,448
2011	2,922
2012	6,249
2013-7	20,684

Total	$40,514

The Company’s asset allocation strategy is designed to balance the objectives of achieving the asset return assumption consistently over the long-term while minimizing the volatility of the plan’s funded status and the Company’s pension expense. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification. For fiscal 2007 and 2006, the assets of the Company’s benefit plans were invested in 69% equity securities, 20% debt securities and 11% in real estate investments.

The Company adopted SFAS No. 158 as of June 30, 2007. The Statement requires an entity to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur. Net actuarial gains are recognized as a component of accumulated other comprehensive income (included in our “Other” category). The following presents the incremental effect of applying the new standard to the Company’s pension plans on the individual line items in the Company’s consolidated balance sheet as of June 30, 2007 (in thousands of dollars):

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Balances as of June 30, 2007:
Current liabilities	90,132	223	90,355
Noncurrent liabilities	277,902	(2,003)	275,899
Deferred taxes	26,431	661	27,092
Accumulated other comprehensive income, net of tax	—	1,119	1,119

The pre-tax unrecognized amount included as a component of accumulated other comprehensive income as of June 30, 2007 immediately after the adoption of SFAS 158 is the unrecognized actuarial gain of $1,780. There are no pre-tax amounts expected to be reclassified from accumulated other comprehensive during fiscal 2008.

Our funding policy is generally designed to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Current projections indicate cash contributions to fund the qualified benefit plan by fiscal year from 2008 through 2012 will be as follows:

Expected contributions
2008	$5,493
2009	2,121
2010	1,349
2011	1,300
2012	952

Total	$11,215

Post-retirement plan

The Company sponsors a post-retirement plan, which currently covers four eligible participants and will be covering three additional participants once they become eligible. The Company funds benefits as they occur. At June 30, 2007 and June 24, 2006, the Company has accrued $182 and $159, respectively, as its estimated liability under this plan. There are no plan assets at either date. Expenses from continuing operations related to the plan totaled $23, $14 and $14, respectively, for the fiscal years ended June 30, 2007, June 24, 2006 and June 25, 2005.

401(k) plan

Eligible non-union employees, including management, are eligible to participate in the Company’s 401(k) plan. Under the plan, we provide matching contributions equal to 100% of the participant’s contributions for the first 3% of the participant’s earnings, and 50% of the participant’s contributions for the next 2% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s earnings that may be taken into account.

The Company’s contributions to the 401(k) plan were $2,615, $2,385, and $2,415 in fiscal 2007, 2006 and 2005, respectively.

Incentive compensation plan

The Company has a bonus plan for eligible salaried and key employees. Benefits under this plan are generally based on various performance standards and are payable currently. For fiscal 2007, 2006 and 2005, total expense was $11,100, $275, and $3,151, respectively.

Deferred compensation plans

All of our compensation plans that are subject to Section 409A of the Internal Revenue Code are intended to comply with such law. Should a plan be determined not to comply, however, we are not responsible for any additional tax or interest imposed on any employee.

Self-insured liabilities

The Company is primarily self-insured for employee health benefits. Estimated costs of these self-insurance programs are accrued at the undiscounted value of actuarially determined projected settlements for known and anticipated claims incurred. These liabilities, totaling $2,345 and $2,955 at June 30, 2007 and June 24, 2006, respectively, are classified within accrued payroll and benefits.

NOTE 9—INCOME TAXES

The components of the Company’s total provision (benefit) for income taxes are as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Continuing operations	$11,156	$2,548	$(2,404)
Discontinued operations	$1,127	$(2,459)	$793

Total provision (benefit) for income taxes	$12,283	$89	$(1,611)

For continuing operations, the components of the Company’s provision (benefit) for income taxes are as follows:

Net income (loss) from continuing operations before taxes	41,853	(3,113)	(7,678)

Current:
Federal	—	80	(22,268)
State	338	252	—
Foreign	—	—	—

	338	332	(22,268)
Deferred:
Federal	11,588	961	18,685
State	(770)	1,255	1,179

	10,818	2,216	19,864

Provision (benefit) for income taxes from continuing operations	$11,156	$2,548	$(2,404)

The Company’s effective tax rate for continuing operations differed from the federal statutory income tax rate as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal tax effect	1.3	3.8	0.6
Cumulative effect of state tax rate change	—	5.6	—
Adjustments to cumulative deferred differences	—	(21.7)	—
Valuation allowance	(7.9)	(102.0)	(9.2)
Other	(1.7)	(2.6)	4.9

Effective tax rate	26.7%	(81.9)%	31.3%

In fiscal 2007, the effective tax rate for continuing operations was lower than the statutory rate primarily due a reversal of the valuation of $3,309. In fiscal 2006, the effective tax rate was significantly lower primarily due to the additional valuation allowance of $3,176 offset by the cumulative effect of a state effective tax rate change of $174. This cumulative adjustment was the result of refinements in our estimates of state statutory tax rates and the applicable apportionment factors being applied to the deferred tax items. In fiscal 2005, a valuation allowance of $705 was established, reducing the effective tax rate for the period.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	June 30, 2007	June 24, 2006
Deferred tax assets:
Reserve for future liabilities	$(6,565)	$(4,296)
Pension	(5,490)	(12,523)
Inventories	(733)	(2,625)
Net operating loss carryforwards	(16,317)	(14,704)
Tax credits	(252)	(142)
Other	(4,283)	(2,628)

	(33,640)	(36,918)
Valuation allowance	888	4,545

Total deferred tax assets	(32,752)	(32,373)
Deferred tax liabilities:
Deferred income	38,799	24,282
Fixed assets	17,124	16,746
Growing crops	—	4,862
Catalog costs	1,476	1,270
State deferred liability	2,445	2,362

Total deferred tax liabilities	59,844	49,522

Total net deferred tax liabilities	$27,092	$17,149

At June 30, 2007, the Company has deferred tax assets of approximately $12,961 relating to federal net operating loss carryforwards and approximately $3,356 relating to various state net operating loss carryforwards, which expire under current statute between 2007 and 2026. Utilization of the net operating loss carryforwards may be subject to limitations attributable to the change in ownership of the Company in June 2004 and other limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. These limitations may result in the expiration of the net operating losses before utilization.

The Company routinely reviews the future realization of tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. The Company has generated net operating loss carryforwards and other deferred tax assets in certain tax jurisdictions where a history of earnings has not been established and therefore an uncertainty exists that future taxable income will be generated in amounts sufficient to fully utilize such deferred tax assets. As of June 30, 2007, the Company believes that a valuation allowance of $888 is required to reduce the related deferred tax assets to an amount that is more likely than not to be realized, reflecting a decrease of $3,657 in the valuation allowance in fiscal 2007. This decrease was due primarily to the overall improved Company performance which caused a change in judgment about the realizability of certain deferred tax assets.

In October 2004, the American Jobs Creation Act, or the (“Jobs Act”), was signed into law. The Jobs Act provides a special deduction with respect to the income of certain U.S. manufacturing activities. Among other provisions, the Jobs Act provides that this deduction is effective with the Company’s tax year ending November 2006, which ends within the Company’s fiscal year ending June 2007. The benefit of such provisions will be phased-in during tax years November 2006 through November 2011 and can be limited by numerous factors. No benefit was recognized in the tax period ending November 2006.

NOTE 10—STOCK OPTION PLAN

The Company has a Non-Qualified Stock Option Plan (the Plan) which provides for the grant of incentive stock options and non-qualified stock options, exercisable for shares of the Company’s common stock. A total of 150,000 shares of the Company’s common stock are available for option grants under the Plan. The Plan provides for forfeited options to be automatically returned to the authorized number of shares available for issuance under the Plan.

The Plan is administered by the Company’s board of directors or a committee of such board. Options may be exercised only to the extent they have vested. Options granted in fiscal 2005 vest and become exercisable 20% on each of June 17, 2005, June 17, 2006 and 5% quarterly thereafter through June 17, 2009. Options granted in fiscal 2007 vest and become exercisable 20% on each of June 17, 2007, June 17, 2008 and 5% quarterly thereafter through June 17, 2011. Upon vesting, all options are exercisable provided that the holder of such options is an employee of, or consultant to, the Company on the vesting date. Vesting of all options will accelerate upon a termination of employment without cause within a year following a change of control of the Company or as otherwise defined in the relevant option agreements. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under the Plan expire ten years after the grant date. In case of termination of employment or other service by reason of death, disability, or normal or early retirement, or in the case of hardship or other special circumstances of an optionee holding options that have not vested, the administrator of the Plan may, in its sole discretion, accelerate the time at which such option may be exercised. The option agreement for any grant may provide for a share repurchase right or right of first refusal in favor of the Company upon the occurrence of certain specified events. Any repurchase of such shares is to be made by the Company at the fair value at the time of the repurchase.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted is derived from the time between initial grant and date of final vesting, as is a customary assumption for stock options in private equity-controlled companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. An assumption of a ten percent pre-vesting forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized. The assumptions used for fiscal 2007 and 2005 awards granted are noted in the following table (there were no awards granted in fiscal 2006):

	2007	2005
Expected volatility	38.8%	45.0%
Expected dividends	$0	$0
Expected term	4.5 years	4.3 years
Risk-free rate	4.52%	4.12%

A summary of option activity under the Plan for fiscal 2007 and 2006 is presented below:

Options	Option shares	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding at June 24, 2006	63,377	$82.60	8.0 years
Granted	18,675	190.0	9.7 years
Exercised	(12,312)	82.60	—
Forfeited	(3,489)	82.60	—

Outstanding at June 30, 2007	66,251	$112.9	8.2 years

The weighted-average grant-date fair value of options issued in fiscal 2007 and 2005 was $11.50 and $30.04, respectively. As of June 30, 2007, 66,251 options were outstanding, of which 20,557 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 8.0 years. The total grant date fair value of all options outstanding at June 30, 2007 and June 24, 2006 was $1,096 and $1,904, respectively.

A summary of the status of the Company’s nonvested option shares for fiscal 2007 and 2006 is presented below:

Nonvested option shares	Weighted-average option shares	Estimated grant-date fair value of options
Outstanding at June 24, 2006	49,874	$30.04
Granted options	18,675	11.50
Vested	(19,619)	26.51
Forfeited	(3,236)	30.04

Outstanding at June 30, 2007	45,694	$23.98

The total fair value of shares vested during fiscal 2007, 2006, and 2005 was $520, $502, and $502, respectively. For fiscal 2007, 2006 and 2005, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $577, $444 and $502, respectively, and is included in selling, general and administrative expenses in the consolidated statement of operations. The total related tax benefit (provision) recognized for these periods was $69, $(53) and $202, respectively. As of June 30, 2007, there was $1,096 of total unrecognized pre-tax compensation cost related to nonvested share-based compensation arrangements granted under the Plan that will be recognized over the remaining vesting period. The weighted-average period of the remaining cost is 2.6 years. Cash received from options exercised under the share-based payment arrangement for fiscal 2007, 2006 and 2005 was $1,017, $1,646 and $0, respectively.

NOTE 11—EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period, as follows:

	2007	2006	2005
Net income (loss) from continuing operations	30,697	(5,661)	(5,274)
Net income (loss) from discontinued operations	1,304	(4,052)	951

Net income (loss)	$32,001	$(9,713)	$(4,323)

Earnings (loss) per share - basic and diluted:
Continuing operations	29.90	(5.58)	(5.27)
Discontinued operations	1.27	(4.00)	0.95

Total Net income (loss)	$31.17	$(9.58)	$(4.32)

Weighted-average shares used in per share calculations:
Basic and diluted	1,026,604	1,013,650	1,000,000

The number of incremental shares from the assumed exercise of stock options was calculated by applying the treasury stock method. Common shares relating to the stock options were excluded from the diluted earnings per share calculation in periods of net loss, and where the exercise price was greater than or equal to the average market price of the Company’s common shares or where the assumed exercise would have been anti-dilutive during these periods. The excluded option shares were 66,251, 63,377 and 83,581 for the fiscal years ended June 30, 2007, June 24, 2006 and June 25, 2005, respectively.

NOTE 12—LEASES

The Company leases certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging primarily from 3 to 10 years and up to 20 years. Certain leases contain renewal options; generally for five year periods, with rent payments during the lease term dependant on the defined percent increase or increases based on certain indexes, in each case as defined within the individual lease agreements. In accordance with SFAS No. 13, Accounting for Leases, for leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease and other lease incentives, the Company recognizes rental expense on a straight-line basis over the lease term and records the difference between rent expense and the amount that is payable as deferred rent. In addition to minimum rental payments, certain of the Company’s retail store leases require the Company to make contingent rental payments, which are typically structured as either minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a negotiated threshold of sales after which a percent of sales is paid to the landlord. Extra payments such as common area maintenance and property taxes are also required on certain leases. Such contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable.

Total rental expense for all operating leases was as follows:

	2007	2006	2005
Minimum rent expense	$24,111	$23,499	$25,542
Contingent rent expense	461	382	295

Total rent expense	$24,572	$23,881	$25,837

Minimum rental expense from discontinued operations included in the above totals was $1,464, $1,347, and $1,188 for fiscal 2007, 2006 and 2005, respectively. There was no contingent rent expense from discontinued operations for any period presented.

The aggregate future minimum annual rental payments under non-cancelable operating leases in effect at June 30, 2007, were as follows for the following fiscal years:

2008	$19,280
2009	18,074
2010	14,185
2011	11,558
2012	9,571
Thereafter	10,263

Total	$82,931

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings in the ordinary course of, and which are incidental to, the Company’s business. Except for the matter set out below, the Company’s management believes that the ultimate liability, if any, resulting from such proceedings would not have a materially adverse effect on the Company’s results of operations, financial position or cash flows.

In fiscal 2007, Harry and David was served with a complaint alleging violations of 15 U.S.C. §1681c(g), a provision of the Fair and Accurate Credit Transactions Act (FACTA), which relates to credit and debit card data that may be included on the electronically printed receipts provided to retail customers at the point of sale. To the Company’s knowledge, similar complaints were filed against several other prominent retailers. The Company is in the process of evaluating the allegations in the complaint and has not yet determined the extent of any potential financial impact.

The Company’s food products are subject to regulation and inspection by various governmental agencies, and involve the risk of injury to consumers. As such, the Company may be required to recall some of its products. The Company maintains product liability insurance in an amount that it believes is adequate to cover the costs associated with these recalls.

In fiscal 2006, the Company reached a settlement for $3,500 with an insurance company on a claim arising out of inventory losses that occurred in 2001. In accordance with an agreement between the Company and Yamanouchi Consumer Inc. (“YCI”), the former owner of Harry & David Operations, Inc., the Company paid 43% of the gross proceeds, or $1,505, to YCI. The net proceeds to the Company of $1,995 were offset by $275 in related legal expenses and other fees and recorded in other income in the Company’s results of operations for fiscal 2006.

The Company leases certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging from three to twenty years. Certain leases contain purchase options and renewal options. In addition to minimum rental payments, certain of the Company’s retail store leases require the Company to make contingent rental payments, which are based upon certain factors, such as sales volume and property taxes. Such contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable. See “Note 12—Leases.”

The Company has established a Liquidity Event Award Program for certain members of its senior management. The aggregate amount of all potential awards to senior management is equal to $6,197. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% will vest in the next twelve quarters. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of June 30, 2007, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the fiscal year then ended, because the conditions described above had not been met.

NOTE 14—RELATED-PARTY TRANSACTIONS

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During fiscal 2007, 2006 and 2005, the Company paid $1,068, $1,000 and $1,094, respectively, in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party. During fiscal 2006, the Company paid a $2,600 cash dividend to Wasserstein who further distributed the funds to other stockholders of record as of that date.

During fiscal, 2005, the Company paid $82,630 as a return of capital to its stockholders. The distribution was made from the proceeds from the issuance of the $245,000 aggregate principal of Senior Notes.

During fiscal 2005, the Company assigned to its principal stockholders, Wasserstein and Highfields, the right to receive a post closing payment from YCI associated with a tax agreement included within the Harry & David Operations, Inc. Stock Purchase Agreement. This transaction was accounted for as a non-cash dividend in fiscal 2005. During fiscal 2006, in accordance with the original assignment, YCI paid $16,400 to Wasserstein and Highfields, who subsequently in turn paid the other stockholders.

NOTE 15—SEGMENT REPORTING

Performance of business units is evaluated considering revenue growth achieved and potential profitability, contribution to other units and capital investment requirements. Reportable segments are strategic business units that offer similar products and are managed separately because the business units utilize distinct marketing strategies. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting polices.

Prior to the sale of Jackson & Perkins, the Company had three reportable segments, Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins. The “Other” category included all of the Company’s other operating units including the Harry and David Wholesale division. Due to sale of Jackson & Perkins, Harry and David Wholesale has become a more significant portion of the continuing operations and is now considered a reportable segment. All prior periods have been revised to present Harry and David Wholesale as a standalone segment.

The results of the Jackson & Perkins business are included as discontinued operations in the consolidated statement of operations and footnotes for all periods presented. General corporate overhead expenses, which were previously allocated to the Jackson & Perkins business, but will remain after the disposal, have been reclassified to the continuing segments in the consolidated financial statements for all periods presented. See “Note 5—Discontinued Operations.”

The Harry and David Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David® brand by marketing through the Harry and David catalog, Internet (harryanddavid.com), business-to-business and consumer telemarketing operations. Harry and David catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Harry and David Stores segment generates net sales of Harry and David merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of June 30, 2007, the Company operated 135 Harry and David Stores in 35 states in the United States. The Harry and David Wholesale segment generates net sales by selling wholesale products to national retailers. Business units not disclosed separately for segment reporting purposes are grouped in “Other” and include commercial sales of surplus, non-gift-quality fruit grown in the Company’s orchards surrounding Medford, Oregon, and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions. Net intersegment sales originate in our manufacturing unit within the Other category, which also includes the elimination of intercompany and intersegment transactions. Net intersegment sales were $183,993, $181,897, and $167,366 for the fiscal 2007, 2006 and 2005, respectively. Total assets in the Other category include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including manufacturing facilities.

The following table presents key financial statement data by segment for the periods indicated:

	Harry and David Direct Marketing	Harry and David Stores	Harry and David Wholesale	Other	Total Continuing Operations
Fiscal 2007
Net external sales	$384,439	$139,478	$35,061	$2,039	$561,017
Depreciation and amortization expense(1)	1,612	3,657	—	13,829	19,098
Operating income (loss) from continuing operations	47,558	(1,328)	4,475	29	50,734
Net interest (income) expense	—	—	—	25,073	25,073
Pre-tax (loss) from continuing operations	50,987	(543)	4,528	(13,119)	41,853
Capital expenditures(2)	—	4,492	—	16,967	21,459
Total assets	36,687	33,839	1,627	298,365	370,518

Fiscal 2006
Net external sales	$369,815	$132,143	$20,428	$1,998	$524,384
Depreciation and amortization expense(1)	1,726	3,109	—	13,333	18,168
Operating income (loss) from continuing operations	24,265	(3,535)	2,046	—	22,776
Net interest (income) expense	6	(4)	—	24,677	24,679
Pre-tax (loss) from continuing operations	25,073	(3,387)	2,058	(26,857)	(3,113)
Capital expenditures(2)	—	3,697	—	13,677	17,374
Total assets	34,313	33,984	2,179	279,707	350,183

Fiscal 2005
Net external sales	$349,577	$130,008	$9,166	$1,987	$490,738
Depreciation and amortization expense(1)	1,909	2,166	—	10,941	15,016
Operating income (loss) from continuing operations	32,357	(2,915)	1,022	(3,995)	26,469
Net interest (income) expense	1	(1)	—	34,417	34,417
Pre-tax income (loss) from continuing operations	32,357	(2,925)	1,022	(38,132)	(7,678)
Capital expenditures(2)	—	2,868	—	11,565	14,433

(1)	Depreciation and amortization expense from discontinued operations was $599, $1,206, and $984 for fiscal 2007, 2006, and 2005, respectively.
(2)	Capital expenditures from discontinued operations were $185, $289, and $250 for fiscal 2007, 2006, and 2005, respectively.

NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain quarterly income statement information of the Company for the fiscal 2007 and 2006. The Company reports results using a fiscal quarter method whereby each quarter is reported as a Saturday in September (Q1), December (Q2), March (Q3) or June (Q4) of the twelve or thirteen week period based on a 52/53 week year. As discussed in “Note 5—Discontinued Operations,” in fiscal 2007, the Jackson & Perkins business was discontinued. All periods presented have been reclassified to reflect discontinued operations. Dollars are in thousands, except per share amounts.

	2007
	Q1	Q2	Q3	Q4	Total
Net sales	$62,214	$362,569	$73,329	$62,905	$561,017
Cost of goods sold	39,525	169,478	43,929	42,279	295,211

Gross profit	22,689	193,091	29,400	20,626	265,806

Income (loss) from continuing operations before taxes	(7,272)	101,496	(21,645)	(30,726)	41,853
Provision (benefit) for income taxes on continuing operations	(2,790)	39,791	(8,671)	(17,174)	11,156

Net income (loss) from continuing operations	(4,482)	61,705	(12,974)	(13,552)	30,697
Net income (loss) from discontinued operations	(1,380)	843	(3,862)	5,703	1,304

Net income (loss)	$(5,862)	$62,548	$(16,836)	$(7,849)	$32,001

Earnings (loss) per share - basic and diluted:
Continuing operations	$(4.39)	$60.30	$(12.58)	$(13.13)	$29.90
Discontinued operations	$(1.35)	$0.82	$(3.74)	$5.53	$1.27

Total	$(5.75)	$61.12	$(16.32)	$(7.61)	$31.17

	2006
	Q1	Q2	Q3	Q4	Total
Net sales	$52,039	$336,376	$71,086	$64,883	$524,384
Cost of goods sold	37,303	168,570	51,547	44,969	302,389

Gross profit	14,736	167,806	19,539	19,914	221,995

Income (loss) from continuing operations before taxes	(28,870)	81,676	(26,037)	(29,882)	(3,113)
Provision (benefit) for income taxes on continuing operations	(12,879)	32,376	(8,443)	(8,506)	2,548

Net income (loss) from continuing operations	(15,991)	49,300	(17,594)	(21,376)	(5,661)
Net income (loss) from discontinued operations	(1,275)	(243)	(1,952)	(582)	(4,052)

Net income (loss)	$(17,266)	$49,057	$(19,546)	$(21,958)	$(9,713)

Earnings (loss) per share - basic and diluted:
Continuing operations	$(15.84)	$48.58	$(17.34)	$(21.05)	$(5.58)
Discontinued operations	$(1.26)	$(0.24)	$(1.92)	$(0.57)	$(4.00)

Total	$(17.10)	$48.34	$(19.26)	$(21.63)	$(9.58)

The sum of the quarterly per share amounts will not necessarily equal the annual net earnings per share as each quarter are calculated independently. Per share amounts are also calculated separately for net income (loss) from continuing operations and discontinued operations and total net income (loss). As such, the per share amounts for continuing operations and discontinued operations may not sum to the total net income (loss) per share.

NOTE 17—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses	Deductions		Balance at end of period
Year ended June 30, 2007
Allowance for doubtful accounts	$80	670	(735	)(a)(b)	$15
Valuation allowance for deferred tax assets	$4,545	(3,657)	—		$888

Year ended June 24, 2006
Allowance for doubtful accounts	$150	321	(391	)(a)	$80
Valuation allowance for deferred tax assets	$797	3,748	—		$4,545

Year ended June 25, 2005
Allowance for doubtful accounts	$529	295	(674	)(a)	$150
Valuation allowance for deferred tax assets	$—	797	—		$797

(a)	Uncollectible amounts written off, net of recoveries.
(b)	Amount includes $395 of reserves related to certain receivables sold with recourse, which were reclassified to other accrued liabilities in connection with the sale of Jackson & Perkins.

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following consolidating financial statements present, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry & David Operations Corp. (the subsidiary issuer) under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of June 30, 2007, and June 24, 2006, and for the fiscal 2007, 2006, and 2005. Harry & David Operations Corp. has issued Senior Notes, see “Note 7—Borrowing Arrangements.” The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors. The Company has not presented separate financial information for each of the subsidiary guarantors because the Company’s management believes that such financial information would not provide investors with any additional information that would be material in evaluating the sufficiency of the guarantees. As discussed in “Note 5—Discontinued Operations,” in fiscal 2007, the Jackson & Perkins business was discontinued. All prior periods presented have been reclassified to reflect the Jackson & Perkins segment as discontinued operations.

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of June 30, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,480	$8,227	$39,701	$—	$49,408
Short-term investments	—	—	24,816	—	24,816
Trade accounts receivable, net	—	(5)	2,105	—	2,100
Other receivables	—	2,107	8,800	—	10,907
Inventories, net	—	—	62,406	—	62,406
Prepaid catalog expenses	—	—	1,503	—	1,503
Prepaid income taxes	774	—	—	—	774
Other current assets	7	3,045	9,495	—	12,547

Total current assets	2,261	13,374	148,826	—	164,461
Fixed assets, net	—	30,589	132,684	—	163,273
Intangibles, net	—	—	29,089	—	29,089
Investment in subsidiaries	198,762	190,870	—	(389,632)	—
Deferred financing costs, net	—	12,144	—	—	12,144
Other assets	—	481	1,070	—	1,551

Total assets	$201,023	$247,458	$311,669	$(389,632)	$370,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$5,463	$17,467	$(30)	$22,900
Accrued payroll and benefits	—	11,242	9,933	—	21,175
Deferred revenue	—	—	12,914	—	12,914
Deferred income taxes	18,670	—	—	—	18,670
Accrued interest	—	5,921	—	—	5,921
Other accrued liabilities	—	1,424	5,985	—	7,409
Current portion of capital lease obligation	—	1,366	—	—	1,366

Total current liabilities	18,670	25,416	46,299	(30)	90,355
Long-term debt	—	245,669	—	—	245,669
Accrued pension liability	—	—	15,504	—	15,504
Deferred income taxes	8,422	—	—	—	8,422
Intercompany debt	168,626	(222,637)	53,981	30	—
Other long-term liabilities	1,041	248	5,015	—	6,304

Total liabilities	196,759	48,696	120,799	—	366,254

Stockholders’ equity:
Common stock	10	1	100	(101)	10
Additional paid-in capital	5,548	232,428	94,114	(326,542)	5,548
Accumulated other comprehensive income	1,119	—	1,119	(1,119)	1,119
Retained earnings (accumulated deficit)	(2,413)	(33,667)	95,537	(61,870)	(2,413)

Total stockholders’ equity (deficit)	4,264	198,762	190,870	(389,632)	4,264

Total liabilities and stockholders’ equity (deficit)	$201,023	$247,458	$311,669	$(389,632)	$370,518

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of June 24, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$463	$2,262	$15,912	$—	$18,637
Trade accounts receivable, net	—	—	8,926	—	8,926
Other receivables	—	358	2,701	—	3,059
Inventories, net	—	—	74,117	—	74,117
Prepaid catalog expenses	—	—	3,066	—	3,066
Prepaid income taxes	259	—	297	—	556
Other current assets	—	2,317	8,244	—	10,561

Total current assets	722	4,937	113,263	—	118,922

Fixed assets, net	—	24,522	149,488	—	174,010
Intangibles, net	—	—	32,657	—	32,657
Investment in subsidiaries	153,778	124,429	—	(278,207)	—
Deferred financing costs, net	—	14,813	—	—	14,813
Deferred income taxes	—	—	—	9,293	9,293
Other assets	—	290	198	—	488

Total assets	$154,500	$168,991	$295,606	$(268,914)	$350,183

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$2,316	$18,974	$—	$21,290
Accrued payroll and benefits	—	3,524	11,371	—	14,895
Deferred revenue	—	—	17,188	—	17,188
Deferred income taxes	14	(7,519)	33,947	—	26,442
Accrued interest	—	5,604	—	—	5,604
Other accrued liabilities	—	921	9,715	—	10,636

Total current liabilities	14	4,846	91,195	—	96,055

Long-term debt	—	245,000	—	—	245,000
Accrued pension liability	—	—	35,621	—	35,621
Deferred income taxes	(196)	(3,648)	(5,449)	9,293	—
Intercompany debt	185,132	(230,985)	45,853	—	—
Other long-term liabilities	—	—	3,957	—	3,957

Total liabilities	184,950	15,213	171,177	9,293	380,633

Stockholders’ equity (deficit):
Common stock	10	1	100	(101)	10
Additional paid-in capital	3,954	221,440	105,519	(326,959)	3,954
Retained earnings (accumulated deficit)	(34,414)	(67,663)	18,810	48,853	(34,414)

Total stockholders’ equity (deficit)	(30,450)	153,778	124,429	(278,207)	(30,450)

Total liabilities and stockholders’ equity (deficit)	$154,500	$168,991	$295,606	$(268,914)	$350,183

(1)	Certain amounts related to the investment in subsidiaries, additional paid-in capital and retained earnings (accumulated deficit) captions have been revised to properly reflect the application of the equity method, as required by Securities and Exchange Commission Rule 3-10 of Regulation S-X.

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 30, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$—	$745,010	$(183,993)	$561,017
Cost of goods sold	—	13	479,191	(183,993)	295,211

Gross profit	—	(13)	265,819	—	265,806
Selling, general and administrative	—	46	215,026	—	215,072

Operating income (loss)	—	(59)	50,793	—	50,734

Other (income) expense:
Interest income	—	(35)	(3,091)	—	(3,126)
Interest expense	—	28,097	102	—	28,199
Pension curtailment gain	—	—	(15,844)	—	(15,844)
Other (income) expense, net	—	4,322	(4,670)	—	(348)
Equity in earnings of consolidated subsidiaries	(43,157)	(75,600)	—	118,757	—

Total Other (income) expense	(43,157)	(43,216)	(23,503)	118,757	8,881

Income (loss) from continuing operations before income taxes	43,157	43,157	74,296	(118,757)	41,853
Provision for income taxes	11,156	—	—	—	11,156

Net income (loss) from continuing operations	32,001	43,157	74,296	(118,757)	30,697

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	6,713	—	6,713
Operating loss from discontinued operations	—	—	(4,282)	—	(4,282)
Provision for income taxes on discontinued operations	—	—	1,127	—	1,127

Net income from discontinued operations	—	—	1,304	—	1,304

Net income (loss)	$32,001	$43,157	$75,600	$(118,757)	$32,001

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 24, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$—	$706,282	$(181,898)	$524,384
Cost of goods sold	—	—	484,287	(181,898)	302,389

Gross profit	—	—	221,995	—	221,995
Selling, general and administrative	—	—	199,219	—	199,219

Operating income (loss)	—	—	22,776	—	22,776

Other (income) expense:
Interest income	(12)	—	(1,768)	—	(1,780)
Interest expense	—	26,431	28	—	26,459
Other (income) expense, net	—	2,180	(970)	—	1,210
Equity in earnings of consolidated subsidiaries	7,160	(21,715)	—	14,555	—

Total Other (income) expense	7,148	6,896	(2,710)	14,555	25,889

Income (loss) from continuing operations before income taxes	(7,148)	(6,896)	25,486	(14,555)	(3,113)
Provision (benefit) for income taxes	2,565	264	(281)	—	2,548

Net income (loss) from continuing operations	(9,713)	(7,160)	25,767	(14,555)	(5,661)

Discontinued operations:
Operating loss from discontinued operations	—	—	(6,511)	—	(6,511)
Benefit for income taxes on discontinued operations	—	—	(2,459)	—	(2,459)

Net loss from discontinued operations	—	—	(4,052)	—	(4,052)

Net income (loss)	$(9,713)	$(7,160)	$21,715	$(14,555)	$(9,713)

(2)	Amounts related to equity in earnings of consolidated subsidiaries in the Condensed Consolidating Statement of Operations have been included as required by Securities and Exchange Commission Rule 3-10 of Regulation S-X to properly reflect the application of the equity method.

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 25, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$—	$658,104	$(167,366)	$490,738
Cost of goods sold	1	—	437,360	(167,366)	269,995

Gross profit	(1)	—	220,744	—	220,743
Selling, general and administrative	1	2,426	191,847	—	194,274

Operating income (loss)	(2)	(2,426)	28,897	—	26,469

Other (income) expense:
Interest income	—	(23)	(911)	—	(934)
Interest expense	1,290	33,511	550	—	35,351
Other (income) expense, net	—	(279)	9	—	(270)
Equity in earnings of consolidated subsidiaries	5,454	(15,426)	—	9,972	—

Total Other (income) expense	6,744	17,783	(352)	9,972	34,147

Income (loss) from continuing operations before income taxes	(6,746)	(20,209)	29,249	(9,972)	(7,678)
Provision (benefit) for income taxes	(2,423)	(14,755)	14,774	—	(2,404)

Net income (loss) from continuing operations	(4,323)	(5,454)	14,475	(9,972)	(5,274)

Discontinued operations:
Operating income from discontinued operations	—	—	1,744	—	1,744
Provision for income taxes on discontinued operations	—	—	793	—	793

Net income from discontinued operations	—	—	951	—	951

Net income (loss)	$(4,323)	$(5,454)	$15,426	$(9,972)	$(4,323)

(2)	Amounts related to equity in earnings of consolidated subsidiaries in the Condensed Consolidating Statement of Operations have been included as required by Securities and Exchange Commission Rule 3-10 of Regulation S-X to properly reflect the application of the equity method.

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$17,184	$(2,377)	$19,015	$—	$33,822

Investing activities
Acquisition of fixed assets	—	(9,915)	(11,729)	—	(21,644)
Cash proceeds from sale of business	—	—	43,045	—	43,045
Proceeds from the sale of fixed assets	—	—	17	—	17
Purchases of short-term investments	—	—	(51,838)	—	(51,838)
Proceeds from sale of short-term investments	—	—	27,429	—	27,429

Net cash provided by (used in) investing activities	—	(9,915)	6,924	—	(2,991)

Financing Activities
Borrowings of revolving debt	—	108,500	—	—	108,500
Repayments of revolving debt	—	(108,500)	—	—	(108,500)
Repayments of capital lease obligation	—	(1,077)	—	—	(1,077)
Proceeds for exercise of stock options	1,017	—	—	—	1,017
Net (payments) receipts on intercompany debt	(17,184)	19,334	(2,150)	—	—

Net cash provided by (used in) financing activities	(16,167)	18,257	(2,150)	—	(60)

Increase in cash and cash equivalents	1,017	5,965	23,789	—	30,771
Cash and cash equivalents, beginning of period	463	2,262	15,912	—	18,637

Cash and cash equivalents, end of period	$1,480	$8,227	$39,701	$—	$49,408

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 24, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by operating activities	418	3,899	16,515	—	20,832

Investing activities
Acquisition of fixed assets	—	(6,893)	(10,770)	—	(17,663)
Proceeds from the sale of fixed assets	—	—	30	—	30
Transfer of fixed assets	—	(321)	321	—	—

Net cash used in investing activities	—	(7,214)	(10,419)	—	(17,633)

Financing activities
Borrowings of revolving debt	—	104,000	—	—	104,000
Repayments of revolving debt	—	(104,000)	—	—	(104,000)
Repayments of notes payable	—	(268)	—	—	(268)
Payments for deferred financing costs	—	(3,017)	—	—	(3,017)
Proceeds from exercise of stock options	1,230	416	—	—	1,646
Net (payments) receipts on intercompany debt	10	(108)	98	—	—
Dividends paid	(2,600)	—	—	—	(2,600)

Net cash provided by (used in) financing activities	(1,360)	(2,977)	98	—	(4,239)

Increase (decrease) in cash and cash equivalents	(942)	(6,292)	6,194	—	(1,040)
Cash and cash equivalents, beginning of period	1,405	8,554	9,718	—	19,677

Cash and cash equivalents, end of period	$463	$2,262	$15,912	$—	$18,637

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 25, 2005

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	(744)	(62,511)	95,749	(6,024)	26,470

Investing activities
Acquisition of fixed assets	—	(8,820)	(5,863)	—	(14,683)
Proceeds from the sale of fixed assets	—	25	528	(553)	—

Net cash used in investing activities	—	(8,795)	(5,335)	(553)	(14,683)

Financing activities
Borrowings of revolving debt	—	90,000	369	(369)	90,000
Repayments of revolving debt	—	—	—	(90,000)	(90,000)
Repayments of long-term debt	—	—	—	(155,000)	(155,000)
Borrowings of notes payable	—	268	—	—	268
Repayments of notes payable	(13,900)	—	—	—	(13,900)
Issuance of senior notes	—	—	—	245,000	245,000
Payments for deferred financing costs	—	—	—	(9,490)	(9,490)
Capital contribution	30	—	(30)	—	—
Net (payments) receipts of intercompany debt	115,049	(31,633)	(83,439)	23	—
Dividends to stockholders	(99,030)	—	—	99,030	—
Return of capital of common stockholders	—	—	—	(82,630)	(82,630)
Issuance of stockholder note payable	—	—	—	(250)	(250)
Repayment of stockholder note and interest	—	—	—	263	263

Net cash provided by (used in) financing activities	2,149	58,635	(83,100)	6,577	(15,739)

Increase (decrease) in cash and cash equivalents	1,405	(12,671)	7,314	—	(3,952)
Cash and cash equivalents, beginning of period	—	21,225	2,404	—	23,629

Cash and cash equivalents, end of period	1,405	8,554	9,718	—	19,677

NOTE 19—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2007	2006	2005
Cash paid for:
Interest	$25,443	$24,776	$19,113

Taxes	$768	$363	$401

Non-cash items:
Non-cash portion of proceeds on sale of Jackson & Perkins	$6,303	$—	$—

Equipment acquired through a capital lease	$3,112	$—	$—

Adjustments to original purchase accounting allocation	$—	$(1,902)	$—

Assignment of net operating loss proceeds to stockholders	$—	$—	$(16,400)