Form 10-Q
period 2007-09-29
Harry & David Holdings, Inc.
filed 2007-11-09
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007

or

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

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 2, 2007
Common stock $0.01 par value	1,032,548

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share and Per Share Data)

	September 29, 2007	June 30, 2007	September 30, 2006 (Restated)
	Unaudited		Unaudited
Assets
Current assets
Cash and cash equivalents	$3,659	$49,408	$2,811
Short-term investments	—	24,816	—
Trade accounts receivable, net	7,487	2,100	10,455
Other receivables	3,967	10,907	3,278
Inventories, net	106,137	62,406	123,523
Deferred catalog expenses	14,483	4,198	16,424
Prepaid income taxes	864	774	62
Other current assets	12,177	9,852	11,472

Total current assets	148,774	164,461	168,025
Fixed assets, net	165,092	163,273	177,170
Intangibles, net	28,645	29,089	32,157
Deferred financing costs, net	11,486	12,144	14,119
Deferred income taxes	—	—	9,293
Other assets	3,721	1,551	489

Total assets	$357,718	$370,518	$401,253

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$34,380	$22,900	$43,828
Accrued payroll and benefits	12,778	21,175	14,902
Deferred revenue	8,562	12,914	9,595
Deferred income taxes	9,496	18,670	22,483
Accrued interest	1,974	5,921	2,440
Other accrued liabilities	7,946	7,409	10,512
Current portion of capital lease obligations	318	1,366	—
Revolving credit facility	19,000	—	66,000

Total current liabilities	94,454	90,355	169,760
Long-term debt and capital lease obligations	245,351	245,669	245,000
Accrued pension liability	13,029	15,504	18,608
Deferred income taxes	8,890	8,422	—
Other long-term liabilities	8,414	6,304	4,076

Total liabilities	370,138	366,254	437,444

Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,032,395, 1,032,241 and 1,019,929 shares at September 29, 2007, June 30, 2007 and September 30, 2006, respectively	10	10	10
Additional paid-in capital	5,704	5,548	4,075
Accumulated other comprehensive income	1,119	1,119	—
Accumulated deficit	(19,253)	(2,413)	(40,276)

Total stockholders’ equity (deficit)	(12,420)	4,264	(36,191)

Total liabilities and stockholders’ equity (deficit)	$357,718	$370,518	$401,253

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirteen weeks ended September 29, 2007	Fourteen weeks ended September 30, 2006
Net sales	$55,454	$62,214
Costs of goods sold	36,135	39,525

Gross profit	19,319	22,689

Costs and expenses:
Selling, general and administrative	38,252	38,285
Selling, general and administrative – related party	250	250

	38,502	38,535

Operating loss	(19,183)	(15,846)

Other (income) expense:
Interest income	(461)	(118)
Interest expense	6,462	7,388
Pension curtailment gain	—	(15,844)
Other (income) expense, net	166	—

	6,167	(8,574)

Loss from continuing operations before income taxes	(25,350)	(7,272)
Benefit for income taxes	(9,355)	(2,790)

Net loss from continuing operations	(15,995)	(4,482)

Discontinued operations:
Gain on sale of Jackson & Perkins	18	—
Operating loss from discontinued operations	(270)	(2,242)
Benefit for income taxes on discontinued operations	(93)	(862)

Net loss from discontinued operations	(159)	(1,380)

Net loss	$(16,154)	$(5,862)

Loss per share – basic and diluted (Note 10):
Continuing operations	(15.50)	(4.39)
Discontinued operations	(0.15)	(1.35)

Total	$(15.65)	$(5.75)

Weighted-average shares used in per share calculations:
Basic and diluted	1,032,260	1,019,929

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Thirteen weeks ended September 29, 2007	Fourteen weeks ended September 30, 2006 (Restated)
Operating activities
Net loss	$(16,154)	$(5,862)
Less: Net loss from discontinued operations	(159)	(1,380)

Net loss from continuing operations	(15,995)	(4,482)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization of fixed assets	4,225	3,902
Amortization of intangible assets	444	496
Amortization of deferred financing costs	658	694
Stock option compensation expense	140	121
Loss on disposal of fixed assets	101	55
Gains on short-term investments	(162)	—
Deferred income taxes	(9,725)	(3,097)
Pension curtailment gain	—	(15,844)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(5,839)	(6,947)
Inventories	(43,731)	(45,735)
Deferred catalog expenses and other assets	(12,987)	(11,580)
Accounts payable	11,855	22,707
Accrued liabilities	(12,863)	(3,555)
Deferred revenue	(4,352)	(7,705)

Net cash used in operating activities from continuing operations	(88,231)	(70,970)
Net cash provided by (used in) operating activities from discontinued operations	2,631	(3,523)

Net cash used in operating activities	(85,600)	(74,493)

Investing activities
Acquisition of fixed assets	(6,166)	(7,232)
Proceeds from the sale of fixed assets	21	1
Proceeds from the sale of short-term investments	24,978	—

Net cash provided by (used in) investing activities from continuing operations	18,833	(7,231)
Net cash provided by (used in) investing activities from discontinued operations	3,368	(102)

Net cash provided by (used in) investing activities	22,201	(7,333)

Financing activities
Borrowings of revolving debt	19,000	66,000
Repayments of capital lease obligations	(1,366)	—
Proceeds from exercise of stock options	16	—

Net cash provided by financing activities from continuing operations	17,650	66,000

Decrease in cash and cash equivalents	(45,749)	(15,826)
Cash and cash equivalents, beginning of period	49,408	18,637

Cash and cash equivalents, end of period	$3,659	$2,811

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 1—BUSINESS

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

During the fourth quarter of fiscal 2007, the Company divested of its Jackson and Perkins business. The effects of discontinued operations have been retrospectively applied to the consolidated statements of operations, cash flows and footnotes for prior periods as applicable. See “Note 5 – Discontinued Operations.”

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006, the Condensed Consolidated Statements of Operations for the thirteen-week period ended September 29, 2007 and the fourteen-week period ended September 30, 2006, and the Condensed Consolidated Statements of Cash Flows for the thirteen-week period ended September 29, 2007 and the fourteen-week period ended September 30, 2006 have been prepared from the Company’s unaudited Condensed Consolidated Financial Statements. In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen and fourteen week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 30, 2007 presented in this Form 10-Q has been derived from the Company’s audited balance sheet not included in this report.

The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the full fiscal year. In the second quarter of each fiscal year, the Company realizes its highest sales for the fiscal year as it includes the most significant holidays that drive the largest portion of the gift-giving component of the Company’s sales. It is also the period where the Company incurs significant cost of goods sold and advertising expenses in connection with the increased sales. Sales in the third fiscal quarter can also be impacted by the timing of Easter each year, as either a third or fourth quarter holiday. The Company’s fiscal year ends on the last Saturday in June, based on a fifty-two/fifty-three-week year. Fiscal years ending June 30, 2007 and June 28, 2008 contain fifty-three weeks and fifty-two weeks respectively. The quarter ended September 29, 2007 contains thirteen weeks while the quarter ended September 30, 2006 contains fourteen weeks. Accordingly, results for these two periods may not be comparable.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Form 10-Q. For further information, refer to the consolidated financial statements and the notes thereto for the year ended June 30, 2007, not included in this report.

Certain reclassifications and revisions have been made to prior years to conform to the current year presentation. These reclassifications and revisions had no impact on the consolidated statement of operations for any period. These changes include the restatement of the consolidated statement of operations and cash flows for discontinued operations and the restatement of the consolidated balance sheets and consolidated statements of cash flows related to the classification of outstanding checks. See “Note 5 – Discontinued Operations” and “Note 3 – Restatement.” Amortization of favorable lease agreements has been reclassified within operating activities on the statement of cash flows, asset retirement obligations have been reclassified from current liabilities to non-current liabilities and certain prepaid rent expenses have been reclassified from accounts payable to other current assets on the consolidated balance sheets. In addition, capitalized catalog costs, which were previously classified as prepaid catalog expenses or within other current assets, have been reclassified to deferred catalog costs.

Other comprehensive net loss was equal to total net loss for both periods presented in the consolidated statement of operations.

NOTE 3—RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2007, the Company concluded that its historical practice of reclassifying outstanding checks to accounts payable, related to its main banking relationship, was in error. The restated amounts related to the Company’s first quarter fiscal 2007 consolidated balance sheets and consolidated statements of cash flows are as follows:

September 30, 2006
Cash and cash equivalents
As previously reported	$4,004
As restated	2,811

Accounts Payable
As previously reported	$43,645
As restated	43,828

Net cash used in operating activities
As previously reported	$(78,465)
As restated	(74,493)

Decrease in cash and cash equivalents
As previously reported	$(19,798)
As restated	(15,826)

The restatement had no impact on the Company’s working capital or net income (loss) for any period presented.

NOTE 4—NEW ACCOUNTING PRONOUNCEMENTS AND ADOPTIONS

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is not planning to elect the option to record certain financial assets and liabilities at fair value and, therefore, this pronouncement is not expected to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 in the first quarter of its fiscal year ending June 28, 2009 and the adoption is not expected to have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company as of July 1, 2007 and requires a cumulative adjustment to equity upon adoption for the accounting differences for uncertain tax positions under FASB Statement No. 5, Accounting for Contingencies as opposed to FIN 48. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment which reduced retained earnings $430 as of July 1, 2007. On the date of adoption, the gross amount of unrecognized tax benefits was $3,819, excluding penalty and interest accrued; $1,589 was recorded as a reduction to existing net operating losses; and $2,662 was recorded in other long-term liabilities. Of these amounts, if recognized, $1,992 would favorably impact the effective tax rate. For further information, see “Note 7 – Income Taxes.”

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. The Company adopted EITF 06-2 in the first quarter of fiscal year 2008. The impact on the Company’s financial statements was a cumulative adjustment to retained earnings totaling $256, net of taxes of $164. In addition, $18 of payroll expense, or $0.02 per share on a pre-tax basis, classified within selling, general and administrative expenses, was recorded in the condensed consolidated statement of operations pursuant to EITF 06-2 for the quarter ended September 29, 2007.

NOTE 5—DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses. In a separate transaction, the Company sold its land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins.

In connection with the sale, the Company entered into an agreement with the buyers to provide certain transitional services through June 2008 (“the Transitional Services Agreement”). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the services rendered pursuant to the Transitional Services Agreement are not considered significant continuing involvement and, as such, the results of operations of the divested entities, as well as the revenues and expenses associated with the Transitional Services Agreement, are separately accounted for as discontinued operations for the thirteen weeks ended September 29, 2007 and the fourteen weeks ended September 30, 2006, respectively.

The financial results included in discontinued operations in the consolidated statement of operations were as follows:

	Thirteen weeks ended September 29, 2007	Fourteen weeks ended September 30, 2006
Net sales	$1,094	$3,684
Gain on sale of Jackson & Perkins	18	—
Benefit for income taxes on discontinued operations	(93)	(862)
Net loss from discontinued operations	(159)	(1,380)

Net sales for the first quarter of fiscal 2007 reflect sales activity that occurred prior to the completion of the sale of the Jackson & Perkins business on April 10, 2007. Included in net sales from discontinued operations for the thirteen weeks ended September 29, 2007 are revenues associated with the Transitional Services Agreement and residual farm crop sales.

NOTE 6—BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	September 29, 2007	June 30, 2007	September 30, 2006
Finished goods	$55,599	$19,540	$61,597
Materials, packaging supplies, and work-in process	50,538	36,056	43,973
Growing crops	—	6,810	17,953

Total	$106,137	$62,406	$123,523

Fixed assets

Fixed assets consist of the following:

	September 29, 2007	June 30, 2007	September 30, 2006
Land	$19,607	$19,607	$30,547
Land improvements and producing orchards	30,322	29,749	31,506
Buildings and improvements	55,394	55,309	57,579

	September 29, 2007	June 30, 2007	September 30, 2006
Machinery and equipment	58,008	55,734	54,989
Leasehold improvements	10,924	9,509	8,190
Purchased and internally developed software	22,179	22,129	20,363
Capital projects-in-progress	17,162	15,611	8,308

	213,596	207,648	211,482
Accumulated depreciation and amortization	(48,504)	(44,375)	(34,312)

Total	$165,092	$163,273	$177,170

As of September 29, 2007 and June 30, 2007, capital projects-in-progress included an Enterprise Resource Planning (ERP) software package acquired for $2,144. Purchased and internally developed software includes software licenses acquired for $968. Both of these software assets are financed through capital lease agreements. See “Note 8 – Borrowing Arrangements.” Purchased and internally developed software includes accumulated amortization of software costs of $10,579, $9,652 and $6,946 as of September 29, 2007, June 30, 2007 and September 30, 2006, respectively.

Intangibles

Intangible assets primarily consist of trade names, trademarks, customer mailing and rental lists and favorable lease agreements. The trade names and trademarks have indefinite lives. The customer mailing and rental lists have remaining estimated useful lives of less than one year. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases, ranging from two to five years. Intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company does not consider there to be any indication of impairment at this time, however, formal annual impairment testing will be performed in the last quarter of the fiscal year.

The customer mailing lists and rental lists and favorable lease agreements are being amortized using the straight-line method over their estimated useful lives. Amortization expense was $444 and $496 for the thirteen weeks ended September 29, 2007 and the fourteen weeks ended September 30, 2006, respectively, and is included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The following is a summary of intangible assets:

	September 29, 2007			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$26,921	$—	$26,921	$26,921	$—	$26,921
Harry and David customer and rental lists	6,652	(5,676)	976	6,652	(5,311)	1,341
Favorable lease agreements	1,971	(1,223)	748	1,971	(1,144)	827

	$35,544	$(6,899)	$28,645	$35,544	$(6,455)	$29,089

The estimated amortization expense for the remainder of fiscal 2008 and each of the next four years and is as follows:

Fiscal Period:	Harry and David Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remainder of 2008	$976	$210	$1,186
2009	—	244	244
2010	—	169	169
2011	—	88	88
2012	—	37	37

Total	$976	$748	$1,724

NOTE 7—INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company as of July 1, 2007 and requires a cumulative adjustment to equity upon adoption for the accounting differences for uncertain tax positions under FASB Statement No. 5, Accounting for Contingencies as opposed to FIN 48. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment which reduced retained earnings by $430 as of July 1, 2007. On the date of adoption, the gross amount of unrecognized tax benefits was $3,819, excluding penalty and interest accrued; a net amount of $1,589 was recorded as a reduction to existing net operating losses; and a net amount of $2,662 was recorded in other long-term liabilities. Of these amounts, if recognized, $1,992 would favorably impact the effective tax rate.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Interest and penalties, net of tax, of $70 were accrued for the first quarter of fiscal year 2008. The Company had accrued interest and penalties, net of tax, of approximately $1,300 and $1,230 at September 29, 2007 and July 1, 2007, respectively.

Due to our November 30 tax year end, it is reasonably possible that the unrecognized tax benefits for uncertain tax positions may materially change in the next twelve months from that which is recorded as of September 29, 2007 due to uncertain state positions. It is not currently possible to accurately estimate this impact.

The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions (within the meaning of FIN 48). As of September 29, 2007, the Company is not subject to federal and state examinations for years prior to 2004. Tax years subsequent to June 17, 2004 remain open to examination by these “major” jurisdictions.

The Company’s effective tax rate for the first quarter of fiscal 2008 was 36.9%. The difference in the effective rate and the federal statutory rate is primarily due to state income taxes.

NOTE 8—BORROWING ARRANGEMENTS

Revolving Credit Facilities

The Company’s current revolving credit agreement (the “Credit Agreement”) has a borrowing capacity of $125,000, secured by substantially all of the assets of the Company. The Credit Agreement has a maturity date of March 20, 2011. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. Interest on the borrowings is payable at a base rate or a Eurocurrency rate, plus an applicable margin and fees.

In connection with this facility and related amendments, the Company has remaining deferred financing costs of $4,348 and $4,659 as of September 29, 2007 and June 30, 2007, respectively.

On June 21, 2007, the Credit Agreement was amended to increase the capital expenditure limitations and modify the borrowing base calculation. The Company did not incur any debt issuance fees related to this amendment.

As of September 29, 2007, unused borrowings under the revolving credit facility were $104,800, excluding $1,200 in letters of credit outstanding. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at September 29, 2007 was $59,180. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to comply with certain covenants, which primarily include a minimum cash balance and limits to capital expenditures. At September 29, 2007, the Company was in compliance with all Credit Agreement covenants.

Long-Term Debt

In February 2005, the Company issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.58% and 10.36% at September 29, 2007 and June 30, 2007, respectively. The $175,000 of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December. The Company incurred $9,490 in deferred financing fees in connection with this note offering that have been recorded in deferred financing costs within long-term assets.

On December 16, 2005, the Company completed the public exchange offer for the Senior Notes. The Company incurred costs in connection with this exchange offer in the amount of $1,169 that are recorded as deferred financing costs in addition to the original fees in long-term assets. The costs are amortized over the remaining life of the associated Senior Notes and as of September 29, 2007 and June 30, 2007, $7,138 and $7,485, respectively, remained on the balance sheet for all associated fees.

These Senior Notes represent the senior unsecured obligations of Harry & David Operations Corp., a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of the covenants at September 29, 2007.

Total amortization expense on deferred financing costs was $658 and $694 for the thirteen weeks ended September 29, 2007 and the fourteen weeks ended September 30, 2006, respectively, and is included within interest expense in the accompanying Condensed Consolidated Statements of Operations.

Capital lease obligations

In fiscal 2007, the Company acquired an Enterprise Resource Planning (ERP) software package for $2,144, financed through a capital lease agreement. The agreement had an implied interest rate of 22.4% due in installments of principal and interest of $584. The remaining obligation in the consolidated balance sheet at June 30, 2007 was $1,067, which was fully paid-off in the first quarter of fiscal 2008.

Also in fiscal 2007, the Company acquired a software license for $968, financed by a capital lease agreement. The interest rate on the agreement is 10.36% due in three annual installments of principal and interest. The current and non-current portions of the remaining obligation in the consolidated balance sheet as of September 29, 2007 were $318 and $351, respectively.

NOTE 9—STOCK OPTION PLAN

In February 2005, the Company adopted a Non-Qualified Stock Option Plan (Plan). The Company accounts for stock-based compensation using the fair-value method under Statement of Financial Accounting Standards (SFAS) No. 123(R) Share Base Payment. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted is derived from the time between initial grant and date of final vesting, which is a customary assumption for stock options in private equity-controlled companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant stock options during the thirteen weeks ended September 29, 2007 or the fourteen weeks ended September 30, 2006.

A summary of option activity under the Plan for the thirteen weeks ended September 29, 2007 is presented below:

Thirteen weeks ended September 29, 2007

Options	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at June 30, 2007	66,251	$112.94	8.2 years
Granted	—	—	—
Exercised	(154)	105.61	—
Forfeited	(209)	150.43	—

Outstanding at September 29, 2007	65,888	$112.77	7.9 years

Of the 65,888 options outstanding at September 29, 2007, 24,247 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 7.7 years. The total grant date value of all options outstanding at September 29, 2007 was $1,636.

A summary of the status of the Company’s nonvested option shares as of September 29, 2007, and changes during the thirteen weeks ended September 29, 2007, is presented below:

Nonvested Option Shares	Option Shares	Weighted- Average Grant-Date Fair Value of Options
Outstanding at June 30, 2007	45,694	$23.98
Granted options	—	—
Vested	(3,844)	30.04
Forfeited	(209)	18.08

Outstanding at September 29, 2007	41,641	$23.45

For the thirteen weeks ended September 29, 2007 and the fourteen weeks ended September 30, 2006, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $140 and $121, respectively. The total tax benefit recognized for these periods was $53 and $48, respectively. As of September 29, 2007, there remained a total of $952 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is recognized over a remaining weighted-average period of 2.4 years. An assumption of a ten percent forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

NOTE 10—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period, including the dilutive effect of stock options as determined under the treasury stock method. For the thirteen weeks ended September 29, 2007 and fourteen weeks ended September 30, 2006, common shares relating to the stock options are excluded from the diluted earnings per share calculation as the related impact would have been anti-dilutive because the Company generated a net loss in those periods. The excluded options for the thirteen weeks ended September 29, 2007 and fourteen weeks ended September 30, 2006 were 65,888 and 63,157, respectively. As such, basic loss per share is the same as diluted loss per share, as follows (in thousands except share and per share data):

	Thirteen weeks ended September 29, 2007	Fourteen weeks ended September 30, 2006
Net loss from continuing operations	$(15,995)	$(4,482)
Net loss from discontinued operations	(159)	(1,380)

Net loss	$(16,154)	$(5,862)

Loss per share – basic and diluted:
Continuing operations	(15.50)	(4.39)
Discontinued operations	(0.15)	(1.35)

Total net loss per share	$(15.65)	$(5.75)

Weighted-average shares used in per share calculations:
Basic and diluted	1,032,260	1,019,929

Per share amounts are calculated separately for net loss from continuing operations and discontinued operations and total net loss. As such, the per share amounts for continuing operations and discontinued operations may not sum to the total net loss per share.

NOTE 11—BENEFIT PROGRAMS

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen weeks ended September 29, 2007	Fourteen weeks ended September 30, 2006
Service cost	$—	$1,096
Interest cost	753	721
Expected return on plan assets	(766)	(722)
Amortization of prior service cost	—	—
Settlement gain	—	—

Net periodic pension (benefit) expense	$(13)	$1,095

During the thirteen weeks ended September 29, 2007 and the fourteen weeks ended September 30, 2006, the Company contributed $2,462 and $2,264 to its defined benefit pension plans, respectively.

On June 22, 2006, the board of directors approved a soft freeze of the Company’s qualified pension plan effective as of June 25, 2006, whereby no new participants qualified to enter into the plan. A full freeze of the benefit accrual for the plan was effective June 30, 2007. Under the provisions of SFAS No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS No. 88”), these benefit changes resulted in the recognition of a non-cash net curtailment gain of $13,959. The curtailment gain was recognized in the first quarter of fiscal 2007. The accrual of benefits continued through the end of fiscal 2007. After July 1, 2007, the Company has a continuing obligation to fund the plan and will continue to recognize net periodic pension cost under SFAS No.87, Employers Accounting for Pensions (“SFAS No. 87”).

In addition, on August 1, 2006 the board of directors approved the adoption of a non-qualified pension plan, effective as of June 17, 2004, and approved a hard freeze of this plan effective June 30, 2007. Under the provisions of SFAS No. 88, these benefit changes resulted in the recognition of a non-cash net curtailment gain of $1,885. The curtailment gain was recognized in the first quarter of fiscal 2007. The accrual of benefits continued through the end of fiscal 2007. After July 1, 2007, the Company has a continuing obligation to pay plan participants and will continue to recognize net periodic pension cost under SFAS No. 87.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings in the ordinary course of, and which are incidental to, the Company’s business. The Company’s management believes that the ultimate liability, if any, resulting from such proceedings would not have a material effect on the Company’s results of operations, financial position or cash flows.

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify another party from losses arising in connection with the Company’s products or services. The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, the Company has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and the Company has agreed to indemnify certain investors for certain liabilities they may incur in connection with the sale of the senior notes to the initial purchasers and the 2005 exchange offer relating to the senior notes. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As the Company believes that the occurrence of any events that would trigger payments under these contracts is remote, no liabilities have been recorded in the condensed consolidated financial statements for these indemnifications.

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

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended September 29, 2007	Fourteen weeks ended September 30, 2006
Minimum rent expense	$5,418	$5,308
Contingent rent expense	57	51

Total rent expense	$5,475	$5,359

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,197, or 7.5% of the portion of the proceeds from the sale of notes which were distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% will vest in the next twelve quarters. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of September 29, 2007, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program for the thirteen weeks then ended.

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During the thirteen weeks ended September 29, 2007 and the fourteen weeks ended September 30, 2006, the Company paid $250 in each period in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

NOTE 13—SEGMENT REPORTING

Prior to the sale of Jackson & Perkins, the Company had three reportable segments, Harry and David Direct Marketing, Harry and David Stores and Jackson & Perkins. The Company also had an “Other” category, which included the Harry and David Wholesale division. As a result of the sale of Jackson & Perkins, Harry and David Wholesale has become a more significant portion of the continuing operations and is treated as a reportable segment. All prior periods have been revised to present Harry and David Wholesale as a standalone segment. The “Other” category includes all of the Company’s other operating units.

The results of the Jackson & Perkins business are included as discontinued operations in the consolidated statement of operations and footnotes for all periods presented. General corporate overhead expenses, which were previously allocated to the Jackson & Perkins business, but will remain after the disposal, have been reclassified to the continuing segments in the consolidated financial statements for all periods presented. See “Note 5 – Discontinued Operations.”

The Harry and David Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David ® brand by marketing through the Harry and David catalog, Internet (harryanddavid.com), business-to-business and consumer telemarketing operations. Harry and David catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Harry and David Stores segment generates net sales of Harry and David merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of September 29, 2007, the Company operated 140 Harry and David Stores in 35 states in the United States. The Harry and David Wholesale segment generates net sales by selling Harry and David ® brand wholesale products to national retailers. Business units not disclosed separately for segment reporting purposes are grouped in the “Other” category and include commercial sales of surplus, non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon, and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions. Net intersegment sales originate in our manufacturing unit within the Other category, which also includes the elimination of intercompany and intersegment transactions. For the thirteen weeks ended September 29, 2007 and the fourteen weeks ended September 30, 2006, net intersegment sales were $38,261 and $39,959, respectively. Total assets in the Other category include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including manufacturing facilities.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 13—SEGMENT REPORTING (continued)

Dollars in thousands	Harry and David Direct Marketing	Harry and David Stores	Harry and David Wholesale	Other	Total
Thirteen weeks ended September 29, 2007
Net external sales	$22,827	$24,609	$7,685	$333	$55,454
Depreciation and amortization expense (1)	367	877	—	3,425	4,669
Operating income (loss) from continuing operations	(14,662)	(6,272)	1,751	—	(19,183)
Net interest (income) expense	—	—	—	6,001	6,001
Pretax income (loss) from continuing operations	(14,859)	(6,316)	1,748	(5,923)	(25,350)
Capital expenditures (2)	—	1,915	—	4,251	6,166
Total assets	56,111	43,721	14,502	243,384	357,718

Fourteen weeks ended September 30, 2006
Net external sales	$27,753	$25,431	$8,663	$367	$62,214
Depreciation and amortization expense (1)	397	786	—	3,215	4,398
Operating income (loss) from continuing operations	(13,007)	(4,773)	1,934	—	(15,846)
Net interest (income) expense	—	—	—	7,270	7,270
Pretax income (loss) from continuing operations	(13,007)	(4,773)	1,934	8,574	(7,272)
Capital expenditures (2)	—	851	—	6,381	7,232
Total assets	61,288	40,338	13,996	285,631	401,253

(1)	Depreciation and amortization expense from discontinued operations was $184 for the fourteen weeks ended September 30, 2006. There was no depreciation and amortization expense related to discontinued operations for the thirteen weeks ended September 29, 2007.
(2)	Capital expenditures from discontinued operations was $102 for the fourteen weeks ended September 30, 2006. There were no capital expenditures related to discontinued operations for the thirteen weeks ended September 29, 2007.

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Harry & David Operations Corp. issued $70,000 of Senior Floating Rate Notes due 2012 and $175,000 of Senior Fixed Rate Notes due 2013 (collectively, the Senior Notes) in February 2005 (see Note 7). The following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry & David Operations Corp. (the subsidiary issuer) under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of September 29, 2007, and September 30, 2006, and for the thirteen weeks ended September 29, 2007 and the fourteen weeks ended September 30, 2006. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of September 29, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,496	$1,155	$1,008	$—	$3,659
Trade accounts receivable, net	—	15	7,472	—	7,487
Other receivables	—	—	3,967	—	3,967
Inventories, net	—	—	106,137	—	106,137
Deferred catalog expenses	—	—	14,483	—	14,483
Prepaid income taxes	975	(111)	—	—	864
Other current assets	7	3,189	8,981	—	12,177

Total current assets	2,478	4,248	142,048	—	148,774
Fixed assets, net	—	30,678	134,414	—	165,092
Intangibles, net	—	—	28,645	—	28,645
Investment in subsidiaries	172,678	171,714	—	(344,392)	—
Deferred financing costs, net	—	11,486	—	—	11,486
Other assets	2,338	286	1,097	—	3,721

Total assets	$177,494	$218,412	$306,204	$(344,392)	$357,718

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$10,063	$24,317	$—	$34,380
Accrued payroll and benefits	—	3,425	9,353	—	12,778
Deferred revenue	—	—	8,562	—	8,562
Deferred income taxes	9,496	—	—	—	9,496
Accrued interest		1,974	—	—	1,974
Other accrued liabilities	—	1,449	6,497	—	7,946
Current portion of capital lease obligation	—	318	—	—	318
Revolving credit facility	—	19,000	—	—	19,000

Total current liabilities	9,496	36,229	48,729	—	94,454
Long-term debt and capital lease obligations		245,351	—	—	245,351
Accrued pension liability		—	13,029	—	13,029
Deferred income taxes	8,890	—	—	—	8,890
Intercompany debt	168,797	(236,108)	67,311	—	—
Other long-term liabilities	2,731	262	5,421	—	8,414

Total liabilities	189,914	45,734	134,490	—	370,138

Stockholders’ equity (deficit):
Common stock	10	1	100	(101)	10
Additional paid-in capital	5,704	232,444	94,114	(326,558)	5,704
Accumulated other comprehensive income	1,119	—	1,119	(1,119)	1,119
Retained earnings (accumulated deficit)	(19,253)	(59,767)	76,381	(16,614)	(19,253)

Total stockholders’ equity (deficit)	(12,420)	172,678	171,714	(344,392)	(12,420)

Total liabilities and stockholders’ equity (deficit)	$177,494	$218,412	$306,204	$(344,392)	$357,718

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of June 30, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,480	$8,227	$39,701	$—	$49,408
Short-term investments	—	—	24,816	—	24,816
Trade accounts receivable, net	—	(5)	2,105	—	2,100
Other receivables	—	2,107	8,800	—	10,907
Inventories, net	—	—	62,406	—	62,406
Deferred catalog expenses	—	—	4,198	—	4,198
Prepaid income taxes	774	—	—	—	774
Other current assets	7	3,045	6,800	—	9,852

Total current assets	2,261	13,374	148,826	—	164,461
Fixed assets, net	—	30,589	132,684	—	163,273
Intangibles, net	—	—	29,089	—	29,089
Investment in subsidiaries	198,762	190,870	—	(389,632)	—
Deferred financing costs, net	—	12,144	—	—	12,144
Other assets	—	481	1,070	—	1,551

Total assets	$201,023	$247,458	$311,669	$(389,632)	$370,518

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$5,463	$17,467	$(30)	$22,900
Accrued payroll and benefits	—	11,242	9,933	—	21,175
Deferred revenue	—	—	12,914	—	12,914
Deferred income taxes	18,670	—	—	—	18,670
Accrued interest	—	5,921	—	—	5,921
Other accrued liabilities	—	1,424	5,985	—	7,409
Current portion of capital lease obligation	—	1,366	—	—	1,366

Total current liabilities	18,670	25,416	46,299	(30)	90,355
Long-term debt and capital lease obligations	—	245,669	—	—	245,669
Accrued pension liability	—	—	15,504	—	15,504
Deferred income taxes	8,422	—	—	—	8,422
Intercompany debt	168,626	(222,637)	53,981	30	—
Other long-term liabilities	1,041	248	5,015	—	6,304

Total liabilities	196,759	48,696	120,799	—	366,254

Stockholders’ equity (deficit):
Common stock	10	1	100	(101)	10
Additional paid-in capital	5,548	232,428	94,114	(326,542)	5,548
Accumulated other comprehensive income	1,119	—	1,119	(1,119)	1,119
Retained earnings (accumulated deficit)	(2,413)	(33,667)	95,537	(61,870)	(2,413)

Total stockholders’ equity (deficit)	4,264	198,762	190,870	(389,632)	4,264

Total liabilities and stockholders’ equity (deficit)	$201,023	$247,458	$311,669	$(389,632)	$370,518

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 29, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$—	$93,715	$(38,261)	$55,454
Cost of goods sold	—	—	74,396	(38,261)	36,135

Gross profit	—	—	19,319	—	19,319
Selling, general and administrative	—	27	38,475	—	38,502

Operating loss	—	(27)	(19,156)	—	(19,183)

Other (income) expense:
Interest income	—	35	(496)	—	(461)
Interest expense	—	6,462	—	—	6,462
Other (income) expense, net	(78)	—	244	—	166
Equity in earnings of consolidated subsidiaries	25,587	19,063	—	(44,650)	—

Total other (income) expense	25,509	25,560	(252)	(44,650)	6,167

Loss from continuing operations before income taxes	(25,509)	(25,587)	(18,904)	44,650	(25,350)
Benefit for income taxes	(9,355)	—	—	—	(9,355)

Net loss from continuing operations	(16,154)	(25,587)	(18,904)	44,650	(15,995)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	18	—	18
Operating loss from discontinued operations	—	—	(270)	—	(270)
Benefit for income taxes on discontinued operations	—	—	(93)	—	(93)

Net loss from discontinued operations	—	—	(159)	—	(159)

Net loss	$(16,154)	$(25,587)	$(19,063)	$44,650	$(16,154)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations

For the Fourteen Weeks Ended September 30, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$—	$102,173	$(39,959)	$62,214
Cost of goods sold	—	—	79,484	(39,959)	39,525

Gross profit	—	—	22,689	—	22,689
Selling, general and administrative	—	—	38,535	—	38,535

Operating loss	—	—	(15,846)	—	(15,846)

Other (income) expense:
Interest income	—	—	(118)	—	(118)
Interest expense	—	7,348	40	—	7,388
Pension curtailment gain	—	—	(15,844)	—	(15,844)
Equity in earnings of consolidated subsidiaries	8,652	1,304	—	(9,956)	—

Total other (income) expense	8,652	8,652	(15,922)	(9,956)	(8,574)

Loss from continuing operations before income taxes	(8,652)	(8,652)	76	9,956	(7,272)
Benefit for income taxes	(2,790)	—	—	—	(2,790)

Net loss from continuing operations	(5,862)	(8,652)	76	9,956	(4,482)

Discontinued operations:
Operating loss from discontinued operations	—	—	(2,242)	—	(2,242)
Benefit for income taxes on discontinued operations	—	—	(862)	—	(862)

Net loss from discontinued operations	—	—	(1,380)	—	(1,380)

Net loss	$(5,862)	$(8,652)	$(1,304)	$9,956	$(5,862)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended September 29, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	(155)	(9,571)	(75,904)	30	(85,600)

Investing activities
Acquisition of fixed assets	—	(1,701)	(4,465)	—	(6,166)
Proceeds from the sale of business	—	—	3,368	—	3,368
Proceeds from the sale of fixed assets	—	21	—	—	21
Proceeds from the sale of short-term investments	—	—	24,978	—	24,978

Net cash provided by (used in) investing activities	$—	(1,680)	$23,881	$—	$22,201

Financing activities
Borrowings of revolving debt	—	19,000	—	—	19,000
Repayments of revolving debt	—	—	—	—	—
Repayments of capital lease obligation	—	(1,366)	—	—	(1,366)
Proceeds for exercise of stock options	16	—	—	—	16
Net (payments) receipts on intercompany debt	155	(13,455)	13,330	(30)	—

Net cash provided by financing activities	$171	$4,179	$13,330	$(30)	$17,650

Increase (decrease) in cash and cash equivalents	16	(7,072)	(38,693)	—	(45,749)
Cash and cash equivalents, beginning of period	1,480	8,227	39,701	—	49,408

Cash and cash equivalents, end of period	$1,496	$1,155	$1,008	$—	$3,659

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows

For the Fourteen Weeks Ended September 30, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry & David Operations Corp.	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	17,266	(9,719)	(82,040)	—	(74,493)

Investing activities
Acquisition of fixed assets	—	(3,037)	(4,297)	—	(7,334)
Proceeds from the sale of fixed assets	—	—	1	—	1

Net cash used in investing activities	$—	(3,037)	$(4,296)	$—	$(7,333)

Financing activities
Borrowings of revolving debt	—	66,000	—	—	66,000
Net (payments) receipts on intercompany debt	(17,266)	(55,469)	72,735	—	—

Net cash provided by (used in) financing activities	$(17,266)	$10,531	$72,735	$—	$66,000

Decrease in cash and cash equivalents	—	(2,225)	(13,601)	—	(15,826)
Cash and cash equivalents, beginning of period	463	2,262	15,912	—	18,637

Cash and cash equivalents, end of period	$463	$37	$2,311	$—	$2,811

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The risks, uncertainties and assumptions referred to above could cause our results to differ materially from the results expressed or implied by such forward-looking statements.

Risk factors that may affect our results include the Risk Factors set forth in Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 24, 2006, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

You should keep in mind that any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Quarterly Report after the date of this Quarterly Report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Form 10-Q or elsewhere might not occur.

OVERVIEW

General

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit and gourmet food products and other gifts, which are marketed under the Harry and David® brand. We market our products through multiple channels, including direct marketing (via catalogs, phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores and wholesale distribution through select retailers.

We grow, manufacture, design and package products that account for the significant majority of our sales annually. In addition, we have created a substantial and scalable state-of-the-art infrastructure through recent significant capital expenditures in our production, fulfillment and distribution capabilities, our information technology systems, and our retail stores network. Our vertically integrated operations allow us to efficiently manage our costs, quality assurance, manufacturing capacity, and inventory. Accordingly, we expect to derive cost structure and operating margin benefits as revenues increase. We believe that our vertical integration allows us to maintain a high degree of control over product quality compared with that of our competitors as we rely less heavily on third-party suppliers, particularly during peak periods. In addition, our vertical integration generally lowers our product sourcing costs, allows us to optimally adjust the assortment of products we offer and enables us to adjust product inventory levels to quickly respond to changes in customer demand.

Divestiture of the Jackson & Perkins business

We divested our Jackson & Perkins business in the fourth quarter of fiscal 2007, including the direct marketing and wholesale businesses, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventory, including rose plants, horticultural products and home and garden décor, as well as its direct marketing and wholesale customer lists and relationships. In association with the sale of the Jackson & Perkins business, we also sold approximately 3,200 acres of land in Wasco, California, which had been used primarily to support the rose growing operations of Jackson & Perkins, as well as the related buildings and equipment. In connection with the sale of the business, we entered into an agreement with the buyer to provide certain transitional services through June 2008.

For further information regarding the divestiture of the Jackson & Perkins businesses, see “Note 5- Discontinued Operations” in the notes to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Unless otherwise noted, the results of our former Jackson & Perkins segment are generally not discussed in this management’s discussion and analysis, which is limited to continuing operations.

MATTERS AFFECTING COMPARABILITY

We report our financial statements using a 52/53-week year with our quarters ending on the last Saturday of September, December, March and June. Fiscal year 2008 began July 1, 2007 and will end on June 28, 2008, includes 52 weeks versus 53 weeks in fiscal year 2007, from June 25, 2006, through June 30, 2007. The first quarter in 2008 includes 13 weeks versus 14 weeks in the first quarter of 2007. For purposes of the consolidated financial statements, the end of the first quarter is September 29, 2007, for fiscal 2008 and September 30, 2006, for fiscal 2007.

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our net sales from continuing operations and net sales by reportable business segment and from our “Other” category for the periods indicated (dollars are in millions).

	Thirteen weeks ended September 29, 2007	Percent of Total	Fourteen weeks ended September 30, 2006	Percent of Total
Harry and David Direct Marketing	$22.8	41.2%	$27.8	44.7%
Harry and David Stores	24.6	44.4%	25.4	40.8%
Harry and David Wholesale	7.7	13.9%	8.7	14.0%
Other	0.3	0.5%	0.3	0.5%

Total Net sales	$55.4	100.0%	$62.2	100.0%

Net sales from continuing operations of $55.4 million for the thirteen weeks ended September 29, 2007, decreased $6.8 million, or 10.9%, over the fourteen weeks ended September 30, 2006. Net sales decreased $3.6 million, or 6.1%, from fiscal 2007 to fiscal 2008, normalized for a thirteen week period. Excluding the fourteenth week in the prior fiscal period, the net sales decrease of $3.6 million was driven by volume declines in our Direct Marketing segment, which was primarily attributable to the timing of Fruit-of-the-Month Club ® product shipments and lower volumes in our Wholesale segment. These decreases were partially offset by sales volume increases in our Stores segment as a result of having more stores in operation as compared to the first quarter of fiscal 2007.

While our net sales have declined as a result of the shift of the Fruit-of-the-Month Club ® product shipments and slightly lower wholesale volumes, the decrease was partially offset by select price increases in our Direct Marketing segment, lower promotional discounts and select realized price increases in our Stores segment, each as compared to the prior fiscal quarter.

Harry and David Direct Marketing

After taking into account the earlier timing of the Fruit-of-the-Month Club ® product shipments, which impacted sales by $3.1 million, and the extra week in fiscal 2007 which represented $1.4 million in sales, our Direct Marketing segment net sales decreased $0.5 million, or 2.1%, from fiscal 2007 to fiscal 2008. We believe a portion of the decrease is associated with the timing of catalog circulation, which occurred later in the current fiscal quarter as compared to the first quarter of fiscal 2007, coupled with a slightly lower year-to-date response rate in fiscal 2008 compared to fiscal 2007. These volume declines, however, were partially offset by an increase in average order size and higher net sales per package.

Harry and David Stores

After taking into account the fourteenth week, which impacted sales by $1.6 million, our Stores segment net sales increased $0.8 million, or 3.4%, due to sales generated from new (non-comparable) stores and select price increases across all stores. Offsetting the increase was a decline in comparable store sales of 0.7%, as adjusted for the extra week in fiscal 2007, which was driven by a decrease in customer transactions, reflecting similar trends in the broader retail market.

As of September 29, 2007, we had 139 stores in operation compared to 134 stores in operation during the same quarter last fiscal year. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store.

Harry and David Wholesale

After taking into account the fourteenth week, which impacted sales by $0.2 million, our Wholesale segment net sales declined $0.8 million, or 9.4%, from fiscal 2007 to fiscal 2008. The decline in our Wholesale segment net sales in the first quarter of fiscal year 2008 was primarily due to lower repeat volumes with certain large wholesale customers and slower than anticipated growth in grocery and specialty store accounts, partly as a result of turnover in sales management staff.

Other

Other category net sales, which primarily consist of commercial fruit products, were flat at $0.3 million in both the thirteen-week period ended September 29, 2007 and the fourteen-week period ended September 30, 2006.

GROSS PROFIT

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment including our “Other” category, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in millions).

	Thirteen weeks ended September 29, 2007	Percent of Net Sales	Fourteen weeks ended September 30, 2006	Percent of Net Sales
Harry and David Direct Marketing	$5.6	24.6%	$7.8	28.1%
Harry and David Stores	11.2	45.5%	12.2	48.0%
Harry and David Wholesale	2.5	32.5%	2.7	31.0%
Other	—	—	—	—

Total Gross profit	$19.3	34.8%	$22.7	36.5%

Gross profit from continuing operations decreased $3.4 million, or 15.0%, to $19.3 million in the thirteen-week period ended September 29, 2007, from $22.7 million in the fourteen-week period ended September 30, 2006. Consolidated gross profit as a percentage of consolidated net sales was 34.8% in the thirteen-week period ended September 29, 2007, and 36.5% in the fourteen-week period ended September 30, 2006.

Excluding the fourteenth week, which accounted for $1.2 million of gross profit, gross profit decreased $2.2 million, or 10.2%. The dollar and rate decrease in gross profit was driven by lower volumes over our fixed cost base and the timing of the recognition of fixed fulfillment costs in our Direct Marketing segment and higher markdowns and sampling expenses in our Stores segment. While our Wholesale segment experienced a slight dollar decline due to lower volumes, the segment experienced a modest rate increase due to improved customer mix.

Harry and David Direct Marketing

After taking into account the timing of the Fruit-of-the-Month Club ® product shipments and the extra week in fiscal 2007, which combined to impact gross profit by $2.3 million, our Direct Marketing segment gross profit increased $0.1 million, or 1.8%. The Direct Marketing rate decrease was primarily due to lower sales volumes over our fixed cost base and higher fixed fulfillment costs, as discussed above. Our gross profit rate decline was partially offset by higher net sales per order resulting from select price increases and continued reduced levels of promotional activity.

Harry and David Stores

Excluding the fourteenth week, which contributed $0.6 million of gross profit, the decrease versus last year was $0.4 million, or 3.4%, primarily due to higher markdowns and higher sampling costs. Additionally, product mix also contributed to the rate decline as certain higher margin non-food imports were impacted by quality issues and late arrivals.

Harry and David Wholesale

Excluding the fourteenth week, which contributed $0.1 million of gross profit, the decrease versus last year was $0.1 million, or 3.8%, due to lower sales volume, as discussed above. Our volume-based gross profit declines were partially offset by lower freight and fulfillment costs as a result of a favorable shift in customer mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment including these expenses as a percentage of net sales for the periods indicated (dollars are in millions).

	Thirteen weeks ended September 29, 2007	Percent of Net Sales	Fourteen weeks ended September 30, 2006	Percent of Net Sales
Harry and David Direct Marketing	$20.2	88.6%	$20.9	75.2%
Harry and David Stores	17.5	71.1%	16.9	66.5%
Harry and David Wholesale	0.8	10.4%	0.7	8.0%
Other	—	—	—	—

Total Selling, general and administrative expenses	$38.5	69.5%	$38.5	61.9%

Selling, general and administrative expenses from continuing operations were flat at $38.5 million during the thirteen-week period ended September 29, 2007 as compared to the fourteen-week period ended September 30, 2006. Excluding the fourteenth week, selling, general and administrative expenses this fiscal quarter were approximately $2.7 million or 7.5% higher than the same period last fiscal year.

The increase in selling, general and administrative expenses was driven primarily by a combination of higher payroll expenses and higher lease and operating costs related to new and existing stores. In addition, we experienced slightly higher advertising costs in our Direct Marketing and Stores segments. Our payroll cost increases were due primarily to merit increases as well as headcount increases to support our growth initiatives. The increases in selling, general and administrative expenses were partially offset by lower outside consulting expenses and lower benefit expenses, driven by the freeze of our pension plans, and a lower volume of healthcare claims versus last year.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 69.5% in the thirteen-week period ended September 29, 2007, compared to 61.9% in the fourteen-week period ended September 30, 2006.

OTHER (INCOME) EXPENSE

For the thirteen-week period ended September 29, 2007, other expense was $6.2 million compared to other income of $8.6 million in the fourteen-week period ended September 30, 2006. The primary source of other expense for the thirteen weeks ended September 29, 2007 was net interest expense. The other income for the fourteen weeks ended September 30, 2006 included the recognition of a non-cash curtailment gain of $15.8 million associated with the soft freeze of our qualified and non-qualified pension plans, partially offset by net interest expense.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences. For fiscal 2008, the difference in the effective rate and the federal statutory rate is primarily due to state income taxes.

EBITDA

Our EBITDA from continuing operations for the thirteen-week period ended September 29, 2007 decreased $19.1 million primarily due to the prior year pension curtailment gain, which resulted in a $15.8 million benefit to EBITDA in the first quarter of fiscal 2007, and to a lesser extent, due to our lower operating performance, as described previously.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see note below, Non-GAAP Financial Measure: EBITDA. The following table reconciles EBITDA from continuing operations to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in millions). Certain rounded amounts below have been adjusted in order to agree to net loss from continuing operations.

	Thirteen weeks ended September 29, 2007	Fourteen weeks ended September 30, 2006
Net loss from continuing operations	$(16.0)	$(4.5)
Interest expense, net from continuing operations	6.0	7.3
Benefit for income taxes from continuing operations	(9.4)	(2.8)
Depreciation and amortization from continuing operations	4.7	4.4

EBITDA from continuing operations	$(14.7)	$4.4

Interest expense, net from continuing operations	(6.0)	(7.3)
Benefit for income taxes from continuing operations	9.4	2.8
Amortization of deferred financing costs	0.7	0.7
Stock option compensation expense	0.1	0.1
Loss on disposal of fixed assets	0.1	0.1
Gain on short-term investments	(0.2)	—
Deferred income taxes	(9.7)	(3.1)
Pension curtailment gain	—	(15.8)
Changes in operating assets and liabilities from continuing operations	(67.9)	(52.9)
Net cash provided by (used in) operating activities from discontinued operations	2.6	(3.5)

Net cash used in operating activities	$(85.6)	$(74.5)

In the thirteen-week period ended September 29, 2007, net loss and EBITDA from continuing operations included:

•	$0.6 million of consulting fees associated with certain corporate initiatives and information technology projects;

•	$0.3 million of costs associated with a legal settlement;

•	$0.1 million loss on disposal of fixed assets;

•	$0.3 million of fees paid to Wasserstein and Highfields under the management agreement; and

•	$0.2 million of severance and re-organization payroll and benefits.

In the fourteen-week period ended September 30, 2006, net loss and EBITDA from continuing operations included:

•	$15.8 million non-cash pension curtailment gain;

•	$0.5 million of consulting fees associated with information technology strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.2 million of severance expense;

•	$0.3 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.1 million loss on disposal of fixed assets; and

•	$0.2 million of income from vendor settlements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At September 29, 2007, our primary sources of liquidity were cash and cash equivalents of $3.7 million and unused borrowings under our revolving credit facility of approximately $104.8 million to the extent of our current available borrowing base. As of September 29, 2007, we had approximately $19.0 million in borrowings and $1.2 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at September 29, 2007, were approximately $59.2 million. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility to finance operations leading up to the December holiday selling season. Our available cash and borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during the fourth calendar quarter (our second fiscal quarter) because of the holiday selling season (see “Seasonality” below).

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

Cash Flows Used in Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations totaled $88.2 million in the thirteen-week period ended September 29, 2007, compared to $71.0 million in the fourteen-week period ended September 30, 2006. The $17.2 million increase in cash usage was primarily attributable to the use of working capital to fund accounts payable and incentive compensation payments.

Cash Flows Provided by (Used in) Investment Activities from Continuing Operations

Cash provided by investment activities from continuing operations totaled $18.8 million in the thirteen-week period ended September 29, 2007, compared to a usage of $7.2 million in the fourteen-week period ended September 30, 2006. Investing activities in the first thirteen weeks of fiscal 2008 consisted primarily of proceeds on short-term investments, partially offset by capital expenditures highlighted by spending for new stores, our pear optical defect sorter, and our ERP system implementation.

Cash Flows Provided by Financing Activities from Continuing Operations

Cash provided by financing activities from continuing operations totaled $17.7 million for the thirteen weeks ended September 29, 2007, compared to $66.0 million in cash provided in the fourteen weeks ended September 30, 2006. Financing activities were primarily comprised of borrowings on our revolving credit facility for both periods presented. We had decreased borrowings in the first quarter of fiscal 2008 as a result of the proceeds from the Jackson & Perkins sale being utilized to fund a significant portion of our seasonal operating needs during the period.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations totaled $2.6 million for the thirteen weeks ended September 29, 2007, compared to a usage of $3.5 million of cash in the fourteen weeks ended September 30, 2006. The increase in operating cash for the thirteen weeks ended September 29, 2007 compared to the fourteen weeks ended September 30, 2006, was due to cash payments made to us for transitional services we provided to the buyers of Jackson & Perkins.

Cash flows provided by investing activities were $3.4 million for the thirteen weeks ended September 29, 2007 and were primarily comprised of the proceeds received for certain amounts due in connection with the sale of Jackson & Perkins in the fourth quarter of fiscal 2007. Cash flows used by investing activities were $0.1 million in the fourteen weeks ended September 30, 2006, consisting primarily of capital expenditures in the prior year period.

The divested Jackson & Perkins business did not impact our cash flows from financing activities.

Borrowing Arrangements

Revolving Credit Facility

Our principal sources of liquidity are available cash, cash flows from operations, borrowings under our revolving credit facility entered into by our subsidiary, Harry & David Operations Corp. The revolving credit facility has a maturity date of March 20, 2011. Harry & David Operations Corp.’s ability to borrow under the revolving credit facility is subject to compliance with the borrowing base and with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing. Borrowings under the revolving credit facility bear interest, at Harry & David Operations Corp.’s option, at either a base rate, based on the higher of the federal funds rate plus 0.5% or the corporate base lending rate of UBS AG, or a Eurodollar rate, based on the rate offered in the London interbank market (“LIBOR”), plus in each case a borrowing margin determined based on our consolidated leverage ratio. Due to the seasonal nature of our business, we draw on our revolving credit facility to provide seasonal working capital to support inventory buildup and catalog production in advance of the holiday selling season and for other general corporate purposes. We have consistently generated substantial amounts of cash each holiday selling season. We are required by our banks to pay down the revolving credit facility to zero by the next business day following December 25th of each year. Cash generated during the holiday selling season is also typically used to fund our operations for several months during the post-holiday selling season, until we begin to build inventories and other working capital components to support our next holiday selling season.

As of September 29, 2007, we had approximately $19.0 million in borrowings and $1.2 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total additional available borrowings at September 29, 2007, were approximately $59.2 million. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

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

In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31 an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of $50.0 million, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. We also are limited to amount of capital expenditures in each fiscal year, subject to certain adjustments, through the term of the revolving credit facility.

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Item 1A – Risk Factors” in our Annual Report on Form 10-K. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture.

At September 29, 2007, we were in compliance with all of our covenants under the Credit Agreement.

Long-term Debt

In February 2005, Harry & David Operations Corp., our wholly owned subsidiary, issued $70.0 million in Senior Floating Rate Notes due March 1, 2012, and $175.0 million of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.58% and 10.36% at September 29, 2007, and June 30, 2007, respectively. The $175.0 million of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

On December 16, 2005, Harry & David Operations Corp. completed an exchange offer for the Senior Notes and issued a like principal amount of unrestricted Senior Notes. The Senior Notes are the senior unsecured obligations of Harry & David Operations Corp. and are guaranteed on a senior unsecured basis by us and all of Harry & David Operations Corp.’s subsidiaries.

The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, engaging in asset dispositions or acquisitions, making investments, and our and our subsidiaries’ ability to pay dividends and other restricted payments, our ability to incur liens and transactions with affiliates. Our ability to comply with these covenants may be affected by events beyond our control, such as those described under “Risk Factors” in our Annual Report on Form 10-K. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes and lenders under the credit facility could accelerate all amounts outstanding to be immediately due and payable.

At September 29, 2007, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Except as provided below for income taxes, the accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

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

The amount of income taxes we pay is subject to periodic audits by federal and state tax authorities and these audits may result in proposed deficiency assessments. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of July 1, 2007.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 29, 2007. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 29, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

We are assessing our internal controls and procedures over financial reporting and will take action as necessary or appropriate to address any matters we identify to effect compliance with Section 404 of the Sarbanes-Oxley Act when we are required to make an assessment of our internal controls under Section 404 for fiscal 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For details regarding our legal proceedings, see Footnote 12 – “Commitments and Contingencies” within Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the thirteen week period ending September 29, 2007, we issued and sold an aggregate amount of 154 shares of common stock, par value $0.01 per share, upon exercise of employee stock options under our Amended and Restated 2004 Stock Option Plan for an aggregate consideration of less than $0.1 million in cash. These issuances of common stock were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

November 9, 2007