Form 10-Q
period 2007-12-29
Harry & David Holdings, Inc.
filed 2008-02-08
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2007

or

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

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 4, 2008
Common stock $0.01 par value	1,032,570

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets – as of December 29, 2007, June 30, 2007 and December 30, 2006	3

	Condensed Consolidated Statements of Operations – Thirteen Weeks ended December 29, 2007 and December 30, 2006, Twenty-six Weeks ended December 29, 2007, and Twenty-seven Weeks ended December 30, 2006	4

	Condensed Consolidated Statements of Cash Flows – Twenty-six Weeks ended December 29, 2007 and Twenty-seven Weeks ended December 30, 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	39

Part II. Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share and per Share Data)

	December 29, 2007	June 30, 2007	December 30, 2006 (Restated)
	Unaudited		Unaudited
Assets
Current assets:
Cash and cash equivalents	$179,806	$49,408	$150,128
Short-term investments	—	24,816	—
Trade accounts receivable, net	23,063	2,100	29,100
Other receivables	5,644	10,907	2,440
Inventories, net	46,183	62,406	64,230
Deferred catalog expenses	5,692	4,198	7,860
Deferred income taxes	9,615	—	—
Prepaid income taxes	—	774	63
Other current assets	10,542	9,852	9,820

Total current assets	280,545	164,461	263,641
Fixed assets, net	165,709	163,273	175,680
Intangibles, net	28,228	29,089	31,671
Deferred financing costs, net	10,549	12,144	13,461
Deferred income taxes	—	—	2,608
Other assets	3,988	1,551	520

Total assets	$489,019	$370,518	$487,581

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$46,617	$22,900	$53,657
Accrued payroll and benefits	14,386	21,175	17,948
Income taxes payable	53,384	—	—
Deferred revenue	33,829	12,914	41,055
Deferred income taxes	—	18,670	56,061
Accrued interest	5,752	5,921	5,915
Other accrued liabilities	13,425	7,409	17,881
Current portion of capital lease obligations	318	1,366	—

Total current liabilities	167,711	90,355	192,517
Long-term debt and capital lease obligations	235,351	245,669	245,000
Accrued pension liability	11,402	15,504	18,368
Deferred income taxes	11,016	8,422	—
Other long-term liabilities	9,833	6,304	4,181

Total liabilities	435,313	366,254	460,066

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,032,570, 1,032,241 and 1,031,673 shares at December 29, 2007, June 30, 2007 and December 30, 2006, respectively	10	10	10
Additional paid-in capital	5,862	5,548	5,233
Accumulated other comprehensive income	1,119	1,119	—
Retained earnings (accumulated deficit)	46,715	(2,413)	22,272

Total stockholders’ equity	53,706	4,264	27,515

Total liabilities and stockholders’ equity	$489,019	$370,518	$487,581

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirteen weeks ended December 29, 2007	Thirteen weeks ended December 30, 2006	Twenty-six weeks ended December 29, 2007	Twenty-seven weeks ended December 30, 2006
Net sales	$363,978	$362,569	$419,432	$424,783
Costs of goods sold	167,468	169,478	203,603	209,003

Gross profit	196,510	193,091	215,829	215,780

Costs and expenses:
Selling, general and administrative	86,455	83,999	124,707	122,284
Selling, general and administrative – related party	250	250	500	500

	86,705	84,249	125,207	122,784

Operating income	109,805	108,842	90,622	92,996

Other (income) expense:
Interest income	(404)	(319)	(865)	(437)
Interest expense	6,842	7,742	13,304	15,130
Pension curtailment gain	—	—	—	(15,844)
Gain on debt prepayment	(303)	—	(303)	—
Other (income) expense	(118)	(77)	48	(77)

	6,017	7,346	12,184	(1,228)

Income from continuing operations before income taxes	103,788	101,496	78,438	94,224
Provision for income taxes	37,915	39,791	28,560	37,001

Net income from continuing operations	65,873	61,705	49,878	57,223

Discontinued operations:
Gain on sale of Jackson & Perkins	182	—	200	—
Pretax income (loss) excluding gain on sale	(32)	1,389	(302)	(853)
Provision (benefit) for income taxes	55	546	(38)	(316)

Net income (loss) from discontinued operations	95	843	(64)	(537)

Net income	$65,968	$62,548	$49,814	$56,686

Basic net income (loss) per share (Note 10):
Continuing operations	63.80	60.30	48.31	56.02
Discontinued operations	0.09	0.82	(0.06)	(0.53)

Total basic net income per share	$63.89	$61.12	$48.25	$55.49

Diluted net income (loss) per share (Note 10):
Continuing operations	63.12	60.30	47.82	56.02
Discontinued operations	0.09	0.82	(0.06)	(0.53)

Total diluted net income per share	$63.21	$61.12	$47.76	$55.49

Weighted-average shares used in per share calculations:
Basic	1,032,530	1,023,319	1,032,394	1,021,561

Diluted	1,043,595	1,023,319	1,043,102	1,021,561

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Twenty-six weeks ended December 29, 2007	Twenty-seven weeks ended December 30, 2006 (Restated)
Operating activities
Net income	$49,814	$56,686
Less: Net loss from discontinued operations	(64)	(537)

Net income from continuing operations	49,878	57,223
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization of fixed assets	8,744	8,316
Amortization of intangible assets	861	986
Amortization of deferred financing costs	1,311	1,352
Stock option compensation expense	284	309
Loss on disposal and impairment of fixed assets	544	189
Gains on short-term investments	(162)	—
Deferred income taxes	(26,765)	36,620
Gain on debt prepayment	(303)	—
Pension curtailment gain	—	(15,844)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(22,287)	(19,873)
Inventories	16,223	13,975
Deferred catalog expenses and other assets	(1,944)	(2,287)
Accounts payable	24,176	30,402
Accrued liabilities	51,431	9,546
Deferred revenue	20,915	23,013

Net cash provided by operating activities from continuing operations	122,906	143,927
Net cash provided by (used in) operating activities from discontinued operations	1,874	(2,808)

Net cash provided by operating activities	124,780	141,119

Investing activities
Acquisition of fixed assets	(11,745)	(10,442)
Proceeds from the sale of fixed assets	21	1
Proceeds from the sale of held-to-maturity securities	24,978	—

Net cash provided by (used in) investing activities from continuing operations	13,254	(10,441)
Net cash provided by (used in) investing activities from discontinued operations	3,105	(157)

Net cash provided by (used in) investing activities	16,359	(10,598)

Financing activities
Borrowings of revolving debt	63,000	108,500
Repayments of revolving debt	(63,000)	(108,500)
Repayments of capital lease obligations	(1,366)	—
Repayments of long-term debt	(9,405)	—
Proceeds from exercise of stock options	30	970

Net cash provided by (used in) financing activities from continuing operations	(10,741)	970

Increase in cash and cash equivalents	130,398	131,491
Cash and cash equivalents, beginning of period	49,408	18,637

Cash and cash equivalents, end of period	$179,806	$150,128

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

During the fourth quarter of fiscal 2007, the Company sold its Jackson and Perkins business. The effects of discontinued operations have been retrospectively applied to the consolidated statements of operations, cash flows and footnotes for prior periods as applicable. See “Note 5 – Discontinued Operations.”

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006, the Condensed Consolidated Statements of Operations for the thirteen-week periods ended December 29, 2007 and December 30, 2006, the twenty-six week period ended December 29, 2007 and the twenty-seven week period ended December 30, 2006, and the Condensed Consolidated Statements of Cash Flows for the twenty-six week period ended December 29, 2007 and the twenty-seven week period ended December 30, 2006 have been prepared from the Company’s unaudited Condensed Consolidated Financial Statements. In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week periods and the twenty-six and twenty-seven week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 30, 2007 presented in this report has been derived from the Company’s audited balance sheet not included in this report.

The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the full fiscal year. In the second quarter of each fiscal year, the Company typically realizes its highest sales for the fiscal year as it includes the most significant holidays that drive the largest portion of the gift-giving component of the Company’s sales. It is also the period where the Company incurs significant cost of goods sold in connection with the increased sales. Sales in the third fiscal quarter can also be impacted by the timing of Easter each year as either a third or fourth quarter holiday. The Company’s fiscal year ends on the last Saturday in June, based on a fifty-two/fifty-three-week year. Fiscal years ending June 28, 2008 and June 30, 2007 contain fifty-two weeks and fifty-three weeks, respectively. The period ended December 29, 2007 contains twenty-six weeks while the period ended December 30, 2006 contains twenty-seven weeks. Accordingly, results for these two periods may not be comparable.

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

Certain reclassifications and revisions have been made to prior years to conform to the current year presentation. These reclassifications and revisions had no impact on the consolidated statement of operations for any period. These changes include the restatement of the consolidated statement of operations and cash flows for discontinued operations and the restatement of the consolidated balance sheets and consolidated statements of cash flows related to the classification of outstanding checks, see “Note 3 – Restatement.” Asset retirement obligations have been reclassified from current liabilities to non-current liabilities, and capitalized catalog costs, which were previously classified as prepaid catalog expenses or within other current assets, have been reclassified to deferred catalog expenses on the consolidated balance sheets.

Other comprehensive net income was equal to total net income for both periods presented in the consolidated statement of operations.

NOTE 3—RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2007, the Company concluded that its historical practice of reclassifying outstanding checks to accounts payable and accrued payroll, related to its main banking relationship, was in error. The restated amounts related to the Company’s second quarter fiscal 2007 consolidated balance sheets and consolidated statements of cash flows are as follows:

December 30, 2006
Cash and cash equivalents
As previously reported	$164,049
As restated	150,128

Accounts Payable
As previously reported	$65,806
As restated	53,657

Accrued payroll and benefits
As previously reported	$19,720
As restated	17,948

Net cash provided by operating activities
As previously reported	$149,875
As restated	141,119

Increase in cash and cash equivalents
As previously reported	$140,247
As restated	131,491

The restatement had no impact on the Company’s working capital or net income (loss) for any period presented.

NOTE 4—NEW ACCOUNTING PRONOUNCEMENTS AND ADOPTIONS

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (on or after June 28, 2009 of fiscal 2010). Early adoption is not permitted. After the effective date, the Company will apply the requirements of SFAS No. 141R on its future business combinations.

In February 2007, the SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is not planning to elect the option to record certain financial assets and liabilities at fair value and, therefore, this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 157 in the first quarter of its fiscal year ending June 28, 2009 and the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB

Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company as of July 1, 2007 and required a cumulative adjustment to equity upon adoption for the accounting differences for uncertain tax positions under FASB Statement No. 5, Accounting for Contingencies as opposed to FIN 48. For further information, see “Note 7 – Income Taxes.”

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. The Company adopted EITF 06-2 in the first quarter of fiscal year 2008. The impact on the Company’s financial statements was a cumulative adjustment to retained earnings totaling $256, net of taxes of $164. In addition, for the twenty-six weeks ended December 29, 2007, a net credit adjustment of $50, or $0.05 per share on basic and diluted pre-tax basis, was recorded in payroll expense, classified within selling, general and administrative expenses, in the condensed consolidated statement of operations pursuant to EITF 06-2.

NOTE 5—DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses. In a separate transaction, the Company sold its land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins.

In connection with the sale of the business, the Company entered into an agreement with the buyers to provide certain transitional services through June 2008 (“the Transitional Services Agreement”). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the services rendered pursuant to the Transitional Services Agreement are not considered significant continuing involvement and, as such, the results of operations of the sold entities, as well as the revenues and expenses associated with the Transitional Services Agreement, are separately accounted for as discontinued operations for the thirteen and twenty-six weeks ended December 29, 2007 and the thirteen and twenty-seven weeks ended December 30, 2006, respectively.

The financial results included in discontinued operations in the consolidated statement of operations were as follows:

	Thirteen weeks ended December 29, 2007	Thirteen weeks ended December 30, 2006	Twenty-six weeks ended December 29, 2007	Twenty-seven weeks ended December 30, 2006
Net sales	$2,214	$26,583	$3,308	$30,267
Gain on sale of Jackson & Perkins	182	—	200	—
Provision (benefit) for income taxes on discontinued operations	55	546	(38)	(316)
Net income (loss) from discontinued operations	95	843	(64)	(537)

Net sales for the thirteen and twenty-seven week periods ended December 30, 2006 reflect sales activity that occurred prior to the completion of the sale of the Jackson & Perkins business on April 10, 2007. Included in net sales from discontinued operations for the thirteen and twenty-six week periods ended December 29, 2007 are revenues associated with the Transitional Services Agreement and residual farm crop sales.

NOTE 6—BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	December 29, 2007	June 30, 2007	December 30, 2006
Finished goods	$26,349	$19,540	$24,935
Materials, packaging supplies, and work-in process	18,267	36,056	25,802
Growing crops	1,567	6,810	13,493

Total	$46,183	$62,406	$64,230

Fixed Assets

Fixed assets consist of the following:

	December 29, 2007	June 30, 2007	December 30, 2006
Land	$19,607	$19,607	$30,547
Land improvements and orchard development costs	30,490	29,749	31,534
Buildings and improvements	55,578	55,309	57,846
Machinery and equipment	62,651	55,734	57,960
Leasehold improvements	12,776	9,509	9,010
Purchased and internally developed software	22,403	22,129	21,346
Capital projects-in-progress	15,006	15,611	6,323

	218,511	207,648	214,566
Accumulated depreciation and amortization	(52,802)	(44,375)	(38,886)

Total	$165,709	$163,273	$175,680

As of December 29, 2007 and June 30, 2007, capital projects-in-progress included an Enterprise Resource Planning (ERP) software package acquired for $2,144. Purchased and internally developed software includes software licenses acquired for $968. Both of these software assets were obtained through capital lease agreements. See “Note 8 – Borrowing Arrangements.” Accumulated depreciation and amortization includes accumulated amortization of purchased and internally developed software costs of $11,508, $9,652 and $9,957 as of December 29, 2007, June 30, 2007 and December 30, 2006, respectively.

During the thirteen and twenty-six weeks ended December 29, 2007, the Company determined that one underperforming store was impaired and recorded a non-cash charge for the impairment of long-lived assets in the amount of $192, reported in selling, general and administrative expenses in the condensed consolidated statement of operations.

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

The customer mailing lists and rental lists and favorable lease agreements are being amortized using the straight-line method over their estimated useful lives. Amortization expense was $417 and $490 for the thirteen weeks ended December 29, 2007 and the thirteen weeks ended December 30, 2006, respectively, $861 and $986 for the twenty-six weeks and twenty-seven weeks ended December 29, 2007 and December 30, 2006, respectively, and is included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The following is a summary of intangible assets:

	December 29, 2007			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	$26,921	$—	$26,921	$26,921	$—	$26,921
Harry and David customer and rental lists	6,652	(6,018)	634	6,652	(5,311)	1,341
Favorable lease agreements	1,971	(1,298)	673	1,971	(1,144)	827

	$35,544	$(7,316)	$28,228	$35,544	$(6,455)	$29,089

The estimated amortization expense for the remainder of fiscal 2008 and for each of the next four years is as follows:

Fiscal Period:	Harry and David Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remainder of 2008	$634	$135	$769
2009	—	244	244
2010	—	169	169
2011	—	88	88
2012	—	37	37

Total	$634	$673	$1,307

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

Due to the Company’s November 30 tax year end, a FIN 48 liability of $399 was recorded in other long-term liabilities relating to current period uncertain state tax positions. As of December 29, 2007, the gross amount of unrecognized tax benefits is $4,462, excluding penalty and interest accrued, reflecting an increase of $643, while a net amount of $3,125, including penalty and interest, is recorded in other long-term liabilities. Of these amounts, if recognized, $2,398 would favorably impact the effective tax rate.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Interest and penalties, net of tax, of $65, or $0.06 per share, and $135, or $0.13 per share, were accrued for the thirteen weeks and twenty-six weeks ended December 29, 2007, respectively. The Company had accrued interest and penalties, net of tax, of approximately $1,365 and $1,230 at December 29, 2007 and July 1, 2007, respectively.

Due to the expiration of federal statutes of limitation, it is reasonably possible that the unrecognized tax benefits for uncertain tax positions may materially change in the next twelve months from that which is recorded as of December 29, 2007. It is not currently possible to accurately estimate this impact.

The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions (within the meaning of FIN 48). As of December 29, 2007, the Company is not subject to federal and state examinations for years prior to 2004. Tax years subsequent to June 17, 2004 remain open to examination by these “major” jurisdictions.

The Company’s effective tax rate for the second quarter of fiscal 2008 was 36.5%. The difference in the effective rate and the federal statutory rate is primarily due to state income taxes.

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

In connection with this facility and related amendments, the Company has remaining deferred financing costs of $4,038 and $4,659 on its condensed consolidated balance sheets as of December 29, 2007 and June 30, 2007, respectively.

On June 21, 2007, the Credit Agreement was amended to increase the capital expenditure limitations and modify the borrowing base calculation. The Company did not incur any debt issuance fees related to this amendment.

On November 30, 2007, Harry and David entered into an assumption agreement with the lenders party to the Credit Agreement, to assume the obligations of Harry & David Operations Corp. under the agreement.

As of December 29, 2007, there were no outstanding borrowings and unused borrowings under the revolving credit facility were $123,800, excluding $1,200 in letters of credit outstanding. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at December 29, 2007 was $59,786. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the Consolidated Statement of Operations.

The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to comply with certain covenants, which primarily include a minimum cash balance and limits to capital expenditures. At December 29, 2007, the Company was in compliance with these covenants.

Long-Term Debt

In February 2005, the Company’s subsidiary, Harry & David Operations, Inc., issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). In fiscal 2006, Harry & David Operations, Corp. completed the public exchange offer for the Senior Notes. The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.12% and 10.36% at December 29, 2007 and June 30, 2007, respectively. The Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December. Subsequent to the debt prepayment described below, there were $68,000 in Senior Floating Rate Notes and $167,000 in Senior Fixed Rate outstanding as of December 29, 2007.

The fees associated with original issuance and public exchange costs are being amortized over the remaining life of the associated Senior Notes. As of December 29, 2007 and June 30, 2007, respectively, $6,511 and $7,485 remained on the balance sheet as deferred financing costs. As described below in “Long-Term Debt Prepayment” the Company wrote-off $284 of deferred financing costs associated with a partial prepayment of the Senior Notes during the second quarter of fiscal 2008.

In the fourth quarter of fiscal 2007, the Company completed the sale of the Jackson & Perkins businesses, including the direct marketing and wholesale business, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventories and in a separate transaction, completed the sale of the land and assets used by the Jackson & Perkins rose growing operations. As the Company has applied the net proceeds from the sale of Jackson & Perkins businesses and assets to pay down the Company’s revolver for working capital and for capital expenditures, and for the purchase of Wolferman’s, LLC as described in “Note 15—Subsequent Events,” the Company will not be required to make an offer to repurchase the Senior Notes, under the asset sale covenant of the indenture.

On November 30, 2007, in connection with an internal corporate re-organization, Harry & David Operations, Corp. merged with and into Harry and David, its wholly-owned subsidiary, and Harry and David assumed all of Harry & David Operations Corp.’s obligations under the Senior Notes pursuant to a supplemental indenture.

The Senior Notes represent the senior unsecured obligations of Harry and David, and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s current subsidiaries. Refer to “Note 14—Condensed Consolidating Financial Statements” for additional information related to the Company’s internal re-organization in November of fiscal 2008. The indentures governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of the covenants contained in the indenture under the Senior Notes at December 29, 2007.

Long-Term Debt Prepayment

During the thirteen and twenty-six weeks ended December 29, 2007, the Company prepaid $9,405 of its fixed and floating rate Senior Notes in open market purchases. The debt prepayment resulted in a net gain of $303, comprised of a $595 discount on the repayment of $10,000 of outstanding principal of the Senior Notes, partially offset by the write-off of $284 of unamortized deferred financing costs and third-party expenses of $8 in connection therewith.

Amortization of Deferred Financing Costs

Total amortization expense of all deferred financing costs was $653 and $658 for the thirteen weeks ended December 29, 2007 and the thirteen weeks ended December 30, 2006, respectively, and $1,311 and $1,352 for the twenty-six weeks ended December 29, 2007 and the twenty-seven weeks ended December 30, 2006, respectively, and are included within interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

Also in fiscal 2007, the Company acquired a software license for $968, financed by a capital lease agreement. The interest rate on the agreement is 10.36% due in three annual installments of principal and interest. The current and non-current portions of the remaining obligation in the consolidated balance sheet as of December 29, 2007 were $318 and $351, respectively.

NOTE 9—STOCK OPTION PLAN

In February 2005, the Company adopted a Non-Qualified Stock Option Plan (Plan). The Company accounts for stock-based compensation using the fair-value method under Statement of Financial Accounting Standards (SFAS) No. 123(R) Share Base Payment. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted is derived from the time between the date of final vesting and the expiration of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of assumptions utilized for grants in each of the fiscal periods is presented below:

	Thirteen and Twenty-six weeks ended December 29, 2007	Thirteen and Twenty-seven weeks ended December 30, 2006
Expected volatility	41.0%	38.8%
Expected dividends	$0	$0
Expected term (in years)	6.1 years	4.6 years
Risk-free rate	3.93%	4.57%

A summary of option activity under the Plan for the twenty-six weeks ended December 29, 2007 is presented below:

Options	Option Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at June 30, 2007	66,251	$112.94	8.2 years
Granted	1,539	300.00	9.9 years
Exercised	(329)	93.37	—
Forfeited	(2,965)	112.86	—

Outstanding at December 29, 2007	64,496	$114.68	7.7 years

As of December 29, 2007, 64,496 options were outstanding, of which 27,460 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 7.4 years. The total fair value of all options outstanding at December 29, 2007 was $1,640.

A summary of the status of the Company’s nonvested option shares as of December 29, 2007, and changes during the twenty-six weeks ended December 29, 2007, are presented below:

Nonvested Option Shares	Option Shares	Weighted- Average Grant-Date Fair Value of Options
Outstanding at June 30, 2007	45,694	$23.98
Granted options	1,539	31.67
Vested	(7,678)	30.04
Forfeited	(2,519)	15.10

Outstanding at December 29, 2007	37,036	$23.65

For the thirteen and twenty-six week periods ended December 29, 2007, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $144 and $284, respectively, and total tax expense recognized was $58 and $112 respectively. For the thirteen and twenty-seven week periods ended December 30, 2006, stock option compensation expense was $188 and $309, respectively, and total tax expense was $90 and $44, respectively. As of December 29, 2007 there remained a total of $853 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan and will be recognized over the remaining vesting period. The weighted-average period of the remaining cost is 2.2 years.

NOTE 10—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period, including the dilutive effect of stock options as determined under the treasury stock method. For the thirteen and twenty-six weeks ended December 29, 2007, weighted-average common shares outstanding for the period, including the dilutive effect of stock options of 11,065 and 10,708, respectively, are included in the weighted average shares denominator for the calculation of diluted earnings per share for those periods. For the thirteen and twenty-six weeks ended December 29, 2007 and for the thirteen and twenty-seven weeks ended December 30, 2006, common shares relating to the stock options of 17,687, 18,099, 60,552 and 61,855, respectively, are excluded from the diluted earnings per share calculation as the related impact would have been anti-dilutive because the options had an exercise price greater than the fair value. The calculations are as follows (amounts are in thousands except share and per share data):

	Thirteen weeks ended December 29, 2007	Thirteen weeks ended December 30, 2006	Twenty-six weeks ended December 29, 2007	Twenty- seven weeks ended December 30, 2006
Net income from continuing operations	$65,873	$61,705	$49,878	$57,223
Net income (loss) from discontinued operations	95	843	(64)	(537)

Net income	$65,968	$62,548	$49,814	$56,686

Basic net income (loss) per share:
Continuing operations	63.80	60.30	48.31	56.02
Discontinued operations	0.09	0.82	(0.06)	(0.53)

Total basic net income per share	$63.89	$61.12	$48.25	$55.49

Diluted net income (loss) per share:
Continuing operations	63.12	60.30	47.82	56.02
Discontinued operations	0.09	0.82	(0.06)	(0.53)

Total diluted net income per share	$63.21	$61.12	$47.76	$55.49

Weighted-average shares used in per share calculations:
Basic	1,032,530	1,023,319	1,032,394	1,021,561

Diluted	1,043,595	1,023,319	1,043,102	1,021,561

Per share amounts are calculated separately for net income (loss) from continuing operations and discontinued operations and total net income and, as such, the per share amounts for continuing operations and discontinued operations may not sum to the total net income per share.

NOTE 11—BENEFIT PROGRAMS

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen weeks ended December 29, 2007	Thirteen weeks ended December 30, 2006	Twenty-six weeks ended December 29, 2007	Twenty-seven weeks ended December 30, 2006
Service cost	$—	$1,096	$—	$2,192
Interest cost	753	721	1,506	1,443
Expected return on plan assets	(766)	(722)	(1,532)	(1,445)
Amortization of prior service cost	—	—	—	—
Settlement gain	—	—	—	—

Net periodic pension (benefit) expense	$(13)	$1,095	$(26)	$2,190

During the thirteen weeks and the twenty-six weeks ended December 30, 2007, and the thirteen and twenty-seven weeks ended December 30, 2006, the Company contributed $1,614, $4,076, $1,335 and $3,599, respectively, to its defined benefit pension plans.

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

In fiscal 2007, Harry and David was served with a complaint alleging violations of 15 U.S.C. §1681c(g), a provision of the Fair and Accurate Credit Transactions Act (FACTA), which relates to credit and debit card data that may be included on the electronically printed receipts provided to retail customers at the point of sale. To the Company’s knowledge, similar complaints were filed against numerous other prominent retailers. The Company has not yet determined the extent of potential financial impact, if any.

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

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended December 29, 2007	Thirteen weeks ended December 30, 2006	Twenty-six weeks ended December 29, 2007	Twenty-seven weeks ended December 30, 2006
Minimum rent expense	$8,255	$8,234	$13,673	$13,542
Contingent rent expense	116	221	173	272

Total rent expense	$8,371	$8,455	$13,846	$13,814

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,197, or 7.5% of the portion of the proceeds from the sale of notes which were distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% vest in the next twelve quarters.

As of December 29, 2007, 70% of the award was vested. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of December 29, 2007, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program for the thirteen weeks then ended.

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During both the thirteen weeks ended December 29, 2007 and December 30, 2006, the Company paid $250 and during both the twenty-six weeks ended December 29, 2007 and the twenty-seven weeks ended December 30, 2006, the Company paid $500 in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

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

The Harry and David Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David ® brand by marketing through the Harry and David catalog, Internet (harryanddavid.com), business-to-business and consumer telemarketing operations. Harry and David catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Harry and David Stores segment generates net sales of Harry and David merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of December 29, 2007, the Company operated 146 Harry and David Stores in 37 states in the United States. The Harry and David Wholesale segment generates net sales by selling Harry and David ® brand wholesale products to national retailers. Business units not disclosed separately for segment reporting purposes are grouped in the “Other” category and include commercial sales of surplus, non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon, and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions. Net intersegment sales originate in our manufacturing unit within the Other category, which also includes the elimination of intercompany and intersegment transactions. For the thirteen weeks ended December 29, 2007 and December 30, 2006, the twenty-six weeks ended December 29, 2007, and the twenty-seven weeks ended December 30, 2006, net intersegment sales were $91,991, $93,701, $130,252 and $133,660, respectively. Total assets in the Other category include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including manufacturing facilities.

Dollars in thousands	Harry and David Direct Marketing	Harry and David Stores	Harry and David Wholesale	Other	Total
Thirteen weeks ended December 29, 2007
Net external sales	$272,099	$70,958	$19,835	$1,086	$363,978
Depreciation and amortization expense (1)	341	1,030	—	3,565	4,936
Operating income from continuing operations	92,074	15,980	1,749	2	109,805
Interest expense, net from continuing operations	—	2	—	6,436	6,438
Income (loss) from continuing operations before income taxes	92,414	16,053	1,755	(6,434)	103,788
Capital expenditures (2)	—	2,411	—	3,168	5,579
Total assets	53,540	38,961	12,917	383,601	489,019

Thirteen weeks ended December 30, 2006
Net external sales	$270,466	$71,552	$19,676	$875	$362,569
Depreciation and amortization expense (1)	398	979	—	3,527	4,904
Operating income from continuing operations	87,424	18,525	2,893	—	108,842
Interest expense, net from continuing operations	—	—	—	7,423	7,423
Income (loss) from continuing operations before income taxes	87,484	18,538	2,894	(7,420)	101,496
Capital expenditures (2)	—	431	—	2,779	3,210
Total assets	58,311	33,244	11,158	384,868	487,581

Twenty-six weeks ended December 29, 2007
Net external sales	$294,926	$95,567	$27,520	$1,419	$419,432
Depreciation and amortization expense (1)	708	1,907	—	6,990	9,605
Operating income from continuing operations	77,412	9,708	3,500	2	90,622
Interest expense, net from continuing operations	—	2	—	12,437	12,439
Income (loss) from continuing operations before income taxes	77,555	9,737	3,503	(12,357)	78,438
Capital expenditures (2)	—	4,326	—	7,419	11,745
Total assets	53,540	38,961	12,917	383,601	489,019

Twenty-seven weeks ended December 30, 2006
Net external sales	$298,219	$96,983	$28,339	$1,242	$424,783
Depreciation and amortization expense (1)	795	1,765	—	6,742	9,302
Operating income from continuing operations	74,417	13,752	4,827	—	92,996
Interest expense, net from continuing operations	—	—	—	14,693	14,693
Income from continuing operations before income taxes	74,477	13,765	4,828	1,154	94,224
Capital expenditures (2)	—	1,282	—	9,160	10,442
Total assets	58,311	33,244	11,158	384,868	487,581

(1)	Depreciation and amortization expense from discontinued operations was $0 and $391 for fiscal 2008 and 2007, respectively.
(2)	Capital expenditures from discontinued operations were $0 and $157 for fiscal 2008 and 2007, respectively.

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On November 30, 2007, Harry & David Operations Corp., (the “Predecessor”), effected an internal corporate reorganization pursuant to which its wholly-owned subsidiaries, Bear Creek Stores, Inc. and Bear Creek Direct Marketing, Inc. (both being guarantors under the Indenture referred to below), merged with and into Harry and David, an Oregon corporation and subsidiary guarantor of the Predecessor (the “Successor”), (collectively, the “Reorganization”). As a result of the Reorganization, the Predecessor entered into the First Supplemental Indenture (the “Supplemental Indenture”) among the Successor, the Company, Bear Creek Orchards, Inc. (“BC Orchards”), Harry & David Operations, Inc. (“H&D Operations”) (formerly Bear Creek Operations, Inc) and Wells Fargo Bank, N.A., as Trustee (the “Trustee”) to the Indenture, among the Predecessor, the Successor, as a guarantor, Holdings, BC Orchards, BC Operations, the other guarantors party thereto, and the Trustee under which the Senior Notes were issued. Pursuant to the Supplemental Indenture, the Successor assumed all of the rights and obligations of the Predecessor under the Indenture and the Senior Notes and each of the Predecessor, Bear Creek Stores, Inc. and Bear Creek Direct Marketing, Inc. was released and discharged from their respective obligations under the Indenture.

The following consolidating financial information presents financial information which reflects the Reorganization, in separate columns, for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of December 29, 2007, and June 30, 2007, and for the thirteen and twenty-six weeks ended December 29, 2007 and the thirteen and twenty-seven weeks ended December 30, 2006. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors.

Condensed Consolidating Balance Sheet

As of December 29, 2007

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,509	$30,066	$148,231	$—	$179,806
Trade accounts receivable, net	—	22,626	437	—	23,063
Other receivables	—	772	4,872	—	5,644
Inventories, net	—	24,276	21,907	—	46,183
Deferred catalog expenses	—	5,692	—	—	5,692
Deferred income taxes	9,615	—	—	—	9,615
Other current assets	—	4,385	6,157	—	10,542

Total current assets	11,124	87,817	181,604	—	280,545
Fixed assets, net	—	17,115	148,594	—	165,709
Intangibles, net	—	28,228	—	—	28,228
Investment in subsidiaries	268,923	(57,355)	—	(211,568)	—
Deferred financing costs, net	—	10,549	—	—	10,549
Other assets	2,430	472	1,086	—	3,988

Total assets	$282,477	$86,826	$331,284	$(211,568)	$489,019

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$25,603	$21,014	$—	$46,617
Accrued payroll and benefits	—	5,945	8,441	—	14,386
Deferred revenue	—	33,829	—	—	33,829
Income taxes payable	53,384	—	—	—	53,384
Accrued interest	—	5,752	—	—	5,752
Other accrued liabilities	(25)	12,689	761	—	13,425
Capital lease note payable	—	318	—	—	318

Total current liabilities	53,359	84,136	30,216	—	167,711
Long-term debt and capital lease obligations	—	235,351	—	—	235,351
Accrued pension liability	—	—	11,402	—	11,402
Deferred income taxes	11,016	—	—	—	11,016
Intercompany debt	161,201	(507,199)	345,998	—	—
Other long-term liabilities	3,195	5,615	1,023	—	9,833

Total liabilities	228,771	(182,097)	388,639	—	435,313

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	5,862	232,458	53,784	(286,242)	5,862
Accumulated other comprehensive income	1,119	—	1,119	(1,119)	1,119
Retained earnings (accumulated deficit)	46,715	36,464	(112,258)	75,794	46,715

Total stockholders’ equity (deficit)	53,706	268,923	(57,355)	(211,568)	53,706

Total liabilities and stockholders’ equity (deficit)	$282,477	$86,826	$331,284	$(211,568)	$489,019

Condensed Consolidating Balance Sheet

As of June 30, 2007

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,480	$9,953	$37,975	$—	$49,408
Short-term investments	—	—	24,816	—	24,816
Trade accounts receivable, net	—	1,788	312	—	2,100
Other receivables	—	2,375	8,532	—	10,907
Inventories, net	—	17,818	44,588	—	62,406
Deferred catalog expenses	—	3,840	358	—	4,198
Prepaid income taxes	774	—	—	—	774
Other current assets	7	6,248	3,597	—	9,852

Total current assets	2,261	42,022	120,178	—	164,461
Fixed assets, net	—	44,981	118,292	—	163,273
Intangibles, net	—	29,089	—	—	29,089
Investment in subsidiaries	198,762	109,832	—	(308,594)	–
Deferred financing costs, net	—	12,144	—	—	12,144
Other assets	—	505	1,046	—	1,551

Total assets	$201,023	$238,573	$239,516	$(308,594)	$370,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$12,710	$10,223	$(33)	$22,900
Accrued payroll and benefits	—	13,012	8,163	—	21,175
Deferred revenue	—	12,914	—	—	12,914
Deferred income taxes	18,670	—	—	—	18,670
Accrued interest	—	5,921	—	—	5,921
Other accrued liabilities	—	6,362	1,047	—	7,409
Current portion of capital lease obligation	—	1,366	—	—	1,366

Total current liabilities	18,670	52,285	19,433	(33)	90,355
Long-term debt and capital lease obligations	—	245,669	—	—	245,669
Accrued pension liability	—	—	15,504	—	15,504
Deferred income taxes	8,422	—	—	—	8,422
Intercompany debt	168,626	(262,418)	93,759	33	–
Other long-term liabilities	1,041	4,275	988	—	6,304

Total liabilities	196,759	39,811	129,684	—	366,254

Stockholders’ equity:
Common stock	10	1	100	(101)	10
Additional paid-in capital	5,548	232,428	94,114	(326,542)	5,548
Accumulated other comprehensive income	1,119	—	1,119	(1,119)	1,119
Retained earnings (accumulated deficit)	(2,413)	(33,667)	14,499	19,168	(2,413)

Total stockholders’ equity	4,264	198,762	109,832	(308,594)	4,264

Total liabilities and stockholders’ equity	$201,023	$238,573	$239,516	$(308,594)	$370,518

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 29, 2007

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$362,894	$93,075	$(91,991)	$363,978
Cost of goods sold	—	166,384	93,075	(91,991)	167,468

Gross profit	—	196,510	—	—	196,510
Selling, general and administrative	—	85,744	961	—	86,705

Operating income (loss)	—	110,766	(961)	—	109,805

Other (income) expense:
Interest income	—	(35)	(369)	—	(404)
Interest expense	—	6,836	6	—	6,842
Other (income) expense, net	99	(217)	—	—	(118)
Gain on debt prepayment	—	(303)	—	—	(303)
Equity in earnings of consolidated subsidiaries	(104,104)	495	—	103,609	—

Total other (income) expense	(104,005)	6,776	(363)	103,609	6,017

Income (loss) from continuing operations before income taxes	104,005	103,990	(598)	(103,609)	103,788
Provision for income taxes	37,915	—	—	—	37,915

Net income (loss) from continuing operations	66,090	103,990	(598)	(103,609)	65,873

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	182	—	182
Pretax income (loss) excluding gain on sale	(67)	114	(79)	—	(32)
Provision for income taxes on discontinued operations	55	—	—	—	55

Net income (loss) from discontinued operations	(122)	114	103	—	95

Net income (loss)	$65,968	$104,104	$(495)	$(103,609)	$65,968

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 30, 2006

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$361,695	$94,574	$(93,700)	$362,569
Cost of goods sold	—	168,602	94,576	(93,700)	169,478

Gross profit	—	193,093	(2)	—	193,091
Selling, general and administrative	—	84,249	—	—	84,249

Operating income (loss)	—	108,844	(2)	—	108,842

Other (income) expense:
Interest income	—	—	(319)	—	(319)
Interest expense	—	7,710	32	—	7,742
Other (income) expense, net	—	(77)	—	—	(77)
Equity in earnings of consolidated subsidiaries	(102,885)	(1,674)	—	104,559	—

Total other (income) expense	(102,885)	5,959	(287)	104,559	7,346

Income from continuing operations before income taxes	102,885	102,885	285	(104,559)	101,496
Provision for income taxes	39,791	—	—	—	39,791

Net income from continuing operations	63,094	102,885	285	(104,559)	61,705

Discontinued operations:
Pretax income	—	—	1,389	—	1,389
Provision for income taxes on discontinued operations	546	—	—	—	546

Net income (loss) from discontinued operations	(546)	—	1,389	—	843

Net income	$62,548	$102,885	$1,674	$(104,559)	$62,548

Condensed Consolidating Statement of Operations

For the Twenty-six Weeks Ended December 29, 2007

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$418,014	$131,670	$(130,252)	$419,432
Cost of goods sold	—	202,183	131,672	(130,252)	203,603

Gross profit	—	215,831	(2)	—	215,829
Selling, general and administrative	—	124,275	932	—	125,207

Operating income (loss)	—	91,556	(934)	—	90,622

Other (income) expense:
Interest income	—	—	(865)	—	(865)
Interest expense	—	13,298	6	—	13,304
Other (income) expense, net	20	28	—	—	48
Gain on debt prepayment	—	(303)	—	—	(303)
Equity in earnings of consolidated subsidiaries	(78,356)	291	—	78,065	—

Total other (income) expense	(78,336)	13,314	(859)	78,065	12,184

Income (loss) from continuing operations before income taxes	78,336	78,242	(75)	(78,065)	78,438
Provision for income taxes	28,560	—	—	—	28,560

Net income (loss) from continuing operations	49,776	78,242	(75)	(78,065)	49,878

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	200	—	200
Pretax income (loss) excluding gain on sale	—	114	(416)	—	(302)
Benefit for income taxes on discontinued operations	(38)	—	—	—	(38)

Net income (loss) from discontinued operations	38	114	(216)	—	(64)

Net income (loss)	$49,814	$78,356	$(291)	$(78,065)	$49,814

Condensed Consolidating Statement of Operations

For the Twenty-seven Weeks Ended December 30, 2006

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$423,541	$134,902	$(133,660)	$424,783
Cost of goods sold	—	207,759	134,904	(133,660)	209,003

Gross profit	—	215,782	(2)	—	215,780
Selling, general and administrative	—	122,786	(2)	—	122,784

Operating income	—	92,996	—	—	92,996

Other (income) expense:
Interest income	—	—	(437)	—	(437)
Interest expense	—	15,058	72	—	15,130
Pension curtailment gain	—	—	(15,844)	—	(15,844)
Other (income) expense, net	—	(77)	—	—	(77)
Equity in earnings of consolidated subsidiaries	(93,371)	(15,356)	—	108,727	—

Total other (income) expense	(93,371)	(375)	(16,209)	108,727	(1,228)

Income from continuing operations before income taxes	93,371	93,371	16,209	(108,727)	94,224
Provision for income taxes	37,001	—	—	—	37,001

Net income from continuing operations	56,370	93,371	16,209	(108,727)	57,223

Discontinued operations:
Pretax loss excluding gain on sale	—	—	(853)	—	(853)
Benefit for income taxes on discontinued operations	(316)	—	—	—	(316)

Net income (loss) from discontinued operations	316	—	(853)	—	(537)

Net income	$56,686	$93,371	$15,356	$(108,727)	$56,686

Condensed Consolidating Statement of Cash Flows

For the Twenty-six Weeks Ended December 29, 2007

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(351)	$94,081	$31,050	$—	$124,780

Investing activities
Acquisition of fixed assets	—	(7,975)	(3,770)	—	(11,745)
Proceeds from the sale of fixed assets	—	—	21	—	21
Proceeds from the sale of business	—	—	3,105	—	3,105
Proceeds from the sale of short-term investments	—	—	24,978	—	24,978

Net cash provided by (used in) investing activities	$—	$(7,975)	$24,334	$—	$16,359

Financing activities
Borrowings of revolving debt	—	63,000	—	—	63,000
Repayments of revolving debt	—	(63,000)	—	—	(63,000)
Repayments of capital lease obligation	—	(1,366)	—	—	(1,366)
Repayments of long-term debt	—	(9,405)	—	—	(9,405)
Proceeds for exercise of stock options	30	—	—	—	30
Net (payments) receipts on intercompany debt	350	(55,222)	54,872	—	—

Net cash provided by (used in) financing activities	$380	$(65,993)	$54,872	$—	$(10,741)

Increase in cash and cash equivalents	29	20,113	110,256	—	130,398
Cash and cash equivalents, beginning of period	1,480	9,953	37,975	—	49,408

Cash and cash equivalents, end of period	$1,509	$30,066	$148,231	$—	$179,806

Condensed Consolidating Statement of Cash Flows

For the Twenty-seven Weeks Ended December 30, 2006

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by operating activities	$17,455	$97,285	$26,379	$—	$141,119

Investing activities
Acquisition of fixed assets	—	(5,763)	(4,836)	—	(10,599)
Proceeds from the sale of fixed assets	—	—	1	—	1

Net cash used in investing activities	$—	$(5,763)	$(4,835)	$—	$(10,598)

Financing activities
Borrowings of revolving debt	—	108,500	—	—	108,500
Repayments of revolving debt	—	(108,500)	—	—	(108,500)
Proceeds for exercise of stock options	970	—	—	—	970
Net (payments) receipts on intercompany debt	(17,455)	(92,333)	109,788	—	—

Net cash provided by (used in) financing activities	$(16,485)	$(92,333)	$109,788	$—	$970

Increase (decrease) in cash and cash equivalents	970	(811)	131,332	—	131,491
Cash and cash equivalents, beginning of period	463	4,381	13,793	—	18,637

Cash and cash equivalents, end of period	$1,433	$3,570	$145,125	$—	$150,128

NOTE 15—SUBSEQUENT EVENTS

On January 15, 2008, the Company completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand from Williams Foods, Inc., for a net purchase price of approximately $22,500, subject to customary final working capital adjustments. The Company paid for the acquisition of Wolferman’s with available cash balances. Williams Foods, Inc., has agreed to provide certain transitional services, as needed, through September 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Quarterly Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to risks relating to market demand for the Company’s products, production capabilities, relationships with customers, implementation of the Company’s business and marketing strategies, competition, continued rising fuel energy cost, financial leverage, postal rate increases, increase in labor costs and the availability of a seasonal workforce and changes in federal and state tax laws. The risks, uncertainties and assumptions referred to above could cause our results to differ materially from the results expressed or implied by such forward-looking statements.

Risk factors that may affect our results include the Risk Factors set forth in Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as updated in Part II, Item 1-A Risk Factors of this Quarterly Report, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

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

Sale of the Jackson & Perkins business

We sold our Jackson & Perkins business in the fourth quarter of fiscal 2007, including the direct marketing and wholesale businesses, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventory, including rose plants, horticultural products and home and garden décor, as well as its direct marketing and wholesale customer lists and relationships. In association with the sale of the Jackson & Perkins business, we also sold approximately 3,200 acres of land in Wasco, California, which had been used primarily to support the rose growing operations of Jackson & Perkins, as well as the related buildings and equipment. In connection with the sale of the business, we entered into an agreement with the buyer to provide certain transitional services through June 2008.

For further information regarding the sale of the Jackson & Perkins businesses, see “Note 5- Discontinued Operations” in the notes to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Unless otherwise noted, the results of our former Jackson & Perkins segment are generally not discussed in this management’s discussion and analysis, which is limited to continuing operations.

Acquisition of Wolferman’s business

On January 15, 2008, we completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand from Williams Foods, Inc., for a net purchase price of approximately $22.5 million, subject to customary final working capital adjustments. We paid for the acquisition of Wolferman’s with available cash balances. We anticipate this acquisition will leverage our infrastructure and generate operating and marketing synergies and productivity improvements for both the Harry and David® and Wolferman’s® brands. In connection with the acquisition, Williams Foods, Inc., has agreed to provide certain transitional services, as needed, through September 2008.

MATTERS AFFECTING COMPARABILITY

We report our financial statements using a 52/53-week year with our quarters ending on the last Saturday of September, December, March and June. Fiscal year 2008, beginning July 1, 2007 and ending June 28, 2008, includes 52 weeks versus 53 weeks in fiscal year 2007, from June 25, 2006 through June 30, 2007. Therefore, the fiscal 2008 year-to-date period includes 26 weeks versus 27 weeks for fiscal 2007 year-to-date period. Accordingly, results for these two periods may not be comparable.

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our net sales from continuing operations and net sales by reportable business segment and from our “Other” category for the periods indicated (dollars are in millions).

	Thirteen Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended		Twenty-seven Weeks Ended
	December 29, 2007	Percent of Total	December 30, 2006	Percent of Total	December 29, 2007	Percent of Total	December 30, 2006	Percent of Total
Direct Marketing	$272.1	74.8%	$270.4	74.6%	$294.9	70.3%	$298.2	70.2%
Stores	71.0	19.5%	71.6	19.7%	95.6	22.8%	97.0	22.8%
Wholesale	19.8	5.4%	19.6	5.4%	27.5	6.6%	28.3	6.7%
Other	1.1	0.3%	1.0	0.3%	1.4	0.3%	1.3	0.3%

Total Net Sales	$364.0	100.0%	$362.6	100.0%	$419.4	100.0%	$424.8	100.0%

Net sales from continuing operations for the thirteen weeks ended December 29, 2007, increased $1.4 million, or 0.4%, over the thirteen weeks ended December 30, 2006. The net sales increase of $1.4 million was driven by our Direct Marketing and Wholesale segments, partially offset by volume decreases in our Stores segment due to weaker consumer demand, reflecting broader trends in the retail market.

Net sales from continuing operations for the twenty-six weeks ended December 29, 2007, decreased $5.4 million, or 1.3%, over the twenty-seven weeks ended December 30, 2006. Net sales decreased $2.2 million, or 0.5%, from fiscal 2007 to fiscal 2008, normalized for a twenty-six week period. This $2.2 million net sales decrease was driven by volume declines in our Direct Marketing, Wholesale and Stores segments. These declines were partially offset by selected price increases in our Direct Marketing and Stores segments, sales generated from new (non-comparable) stores and a slight net sales increase in our Other category.

Direct Marketing

Our Direct Marketing segment net sales increased $1.7 million, or 0.6%, to $272.1 million in the thirteen-week period ended December 29, 2007, from $270.4 million in the thirteen-week period ended December 30, 2006, primarily due the timing of Fruit-of-the-Month Club® product shipments, which shipped in December this fiscal year rather than in January in the previous fiscal year, and to a lesser extent, due to an increase in average order size due to higher net sales per package, partially offset by a decline in order volume.

For the year-to-date comparable periods, after taking into account the extra week in fiscal 2007, which represented $1.4 million in sales, our Direct Marketing segment net sales decreased $1.9 million, or 0.6%, for the twenty-six weeks ended December 29, 2007 compared to the prior fiscal year. The decrease was primarily due to the decline in order volume, partially offset by the benefit from the shift in Fruit-of-the-Month Club® product shipments.

Stores

Our Stores segment net sales decreased $0.6 million, or 0.8%, to $71.0 million in the thirteen-week period ended December 29, 2007, from $71.6 million in the thirteen-week period ended December 30, 2006. Comparable store sales for the same period were down 5.4%, which was driven by decline in customer traffic , partially offset by sales generated from new (non-comparable) stores and higher average unit retail sales.

For the year-to-date comparable periods, after taking into account the twenty-seventh week in fiscal 2007, which impacted sales by $1.6 million, our Stores segment net sales increased $0.2 million, or 0.2%, driven by sales generated from new (non-comparable) stores and higher average sales per unit offset by lower customer traffic as compared to last year.

As of December 29, 2007, we had 146 stores in operation, as compared to 135 stores in operation as of the same period last fiscal year, representing the net impact of 12 new stores and 1 store closure. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. If a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store.

Wholesale

Our Wholesale segment net sales increased $0.2 million, or 1.0%, to $19.8 million, in the thirteen weeks ended December 29, 2007 as compared to the prior year. The increase was primarily due to higher sales to new customers and reduced sales discounts due to a favorable change in mix among our existing wholesale customers.

For the year-to-date comparable periods, after taking into account the twenty-seventh week in fiscal 2007, which impacted sales by $0.2 million, our Wholesale segment net sales declined $0.6 million, or 2.1%, from fiscal 2007 to fiscal 2008. The decline was primarily due to lower repeat volumes with certain large customers, partially offset by the factors discussed above in the thirteen-week period.

Other

Other category net sales, which primarily consist of commercial fruit products, were up $0.1 million for both the thirteen and twenty-six weeks ended December 29, 2007 as compared to the prior year.

GROSS PROFIT

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment including our “Other” category, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in millions).

	Thirteen Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended		Twenty-seven Weeks Ended
	December 29, 2007	Percent of Net Sales	December 30, 2006	Percent of Net Sales	December 29, 2007	Percent of Net Sales	December 30, 2006	Percent of Net Sales
Direct Marketing	$156.3	57.4%	$150.6	55.7%	$161.9	54.9%	$158.4	53.1%
Stores	37.0	52.1%	38.3	53.5%	48.2	50.4%	50.5	52.1%
Wholesale	3.2	16.2%	4.2	21.4%	5.7	20.7%	6.9	24.4%
Other	0.0	0.0%	0.0	0.0%	0.0	0.0%	0.0	0.0%

Total Gross Profit	$196.5	54.0%	$193.1	53.3%	$215.8	51.5%	$215.8	50.8%

Gross profit from continuing operations increased $3.4 million, or 1.8%, to $196.5 million in the thirteen-week period ended December 29, 2007, from $193.1 million in the thirteen-week period ended December 30, 2006. Consolidated gross profit as a percentage of consolidated net sales was 54.0% in the thirteen-week period ended December 29, 2007, and 53.3% in the thirteen-week period ended December 30, 2006. The gross profit and gross margin increases were generated by the improvement in our Direct Marketing segment, which resulted from lower product costs due to orchard, production and fulfillment efficiencies and selected price increases. The increases were partially offset by declines in our Stores and Wholesale segments, as discussed below.

Excluding the twenty-seventh week, which accounted for $1.2 million of gross profit in fiscal 2007, gross profit increased $1.2 million, or 0.6% in the year-to-date period ended December 29, 2007. Consolidated gross profit as a percentage of consolidated net sales was 51.5% in the twenty six-week period ended December 29, 2007, and 50.8% in the twenty seven-week period ended December 30, 2006. The drivers for the year-to-date increases were primarily the same as those discussed above for the second fiscal quarter.

Direct Marketing

Our Direct Marketing segment gross profit increased $5.7 million, or 3.8%, to $156.3 million in the thirteen-week period ended December 29, 2007, from $150.6 million in the thirteen-week period ended December 30, 2006. On a rate basis, gross profit improved to 57.4% in the current fiscal period compared to 55.7% in the prior fiscal period. The gross profit and gross margin improvements were driven by a combination of lower product costs due to orchard, production and fulfillment efficiencies and lower allocated fixed costs, higher net sales per package, as well as the shift in Fruit-of-the-Month Club® product shipments, partially offset by lower order volumes.

For the year-to-date period, after taking into account the extra week in fiscal 2007, which impacted gross profit by $0.5 million, our Direct Marketing segment gross profit increased $4.0 million, or 2.5%. The Direct Marketing dollar and rate increases for the year-to-date period were primarily due to the factors described above for the second fiscal quarter.

Stores

Our Stores segment gross profit decreased $1.3 million, or 3.4%, to $37.0 million in the thirteen-week period ended December 29, 2007, from $38.3 million in the thirteen-week period ended December 30, 2006 and gross profit as a percentage of segment net sales was 52.1% in the thirteen weeks ended December 29, 2007, compared to 53.5% in the prior quarter. The decrease in gross profit was driven by lower customer traffic, increased markdowns as well as higher allocated fixed costs, which were partially offset by gross profit contribution from new stores. The gross margin decrease is attributable to higher allocated fixed costs partially offset by higher average unit retail sales.

Excluding the twenty-seventh week, which contributed $0.6 million of gross profit, the decrease in the twenty six weeks ended December 29, 2007 versus the prior year was $1.7 million, or 3.4%, and the rate declined to 50.4% as compared to 52.1% in the prior year. The drivers for the decreases in the year-to-date period were primarily the same as those discussed above for the second fiscal quarter.

Wholesale

Our Wholesale segment gross profit decreased $1.0 million, or 23.8%, to $3.2 million in the thirteen-week period ended December 29, 2007, from $4.2 million in the thirteen-week period ended December 30, 2006. On a rate basis, gross profit declined to 16.2% in the current fiscal quarter compared to 21.4% in the prior fiscal quarter. For the year-to-date comparable periods, after taking into account the twenty-seventh week, which contributed $0.1 million of gross profit, the decrease versus last year was $1.1 million, or 16.2% and gross margin declined to 20.7% from 24.4% in the prior year. The gross profit and gross margin declines for both the thirteen and twenty six week-periods ended December 29, 2007 were primarily due higher allocated fixed costs and increased freight costs, partially offset by a favorable shift in customer mix which reduced sales discounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment including these expenses as a percentage of net sales for the periods indicated (dollars are in millions).

	Thirteen Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended		Twenty-seven Weeks Ended
	December 29, 2007	Percent of Net Sales	December 30, 2006	Percent of Net Sales	December 29, 2007	Percent of Net Sales	December 30, 2006	Percent of Net Sales
Direct Marketing	$64.4	23.7%	$63.1	23.3%	$84.6	28.7%	$84.0	28.2%
Stores	21.0	29.6%	19.8	27.7%	38.5	40.3%	36.7	37.8%
Wholesale	1.3	6.6%	1.4	7.1%	2.1	7.6%	2.1	7.4%
Other	0.0	0.0%	0.0	0.0%	0.0	0.0%	0.0	0.0%

Total Selling, General, & Administrative	$86.7	23.8%	$84.3	23.2%	$125.2	29.9%	$122.8	28.9%

Selling, general and administrative expenses from continuing operations increased $2.4 million during the thirteen-week period ended December 29, 2007 as compared to the thirteen-week period ended December 30, 2006. The increase in selling, general and administrative expenses for the quarter was driven by a combination of advertising costs in our Direct Marketing segment, largely attributable to increased catalog circulation and postage rate increases, higher payroll and related benefit expenses relating to merit and personnel increases, and higher lease and operating costs related to new stores. These increases were partially offset by a decrease in incentive compensation expenses in the current fiscal year, as well as reduced outside consulting costs in the current period.

In the year-to-date comparable periods, after taking into account the twenty-seventh week, selling, general and administrative expenses were approximately $5.1 million or 4.2% higher in fiscal 2008, as compared to fiscal 2007. The increase was primarily attributable to the factors discussed above in the thirteen-week period.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 23.8% in the current quarter as compared to 23.2% in the prior quarter and 29.9% in the current year twenty-six week period as compared to 28.9% in the prior year twenty-seven week period.

OTHER (INCOME) EXPENSE

Other expense from continuing operations decreased by $1.3 million, to $6.0 million in the thirteen-week period ended December 29, 2007, from $7.3 million in the thirteen-week period ended December 30, 2006. The other expense for the thirteen weeks ended December 29, 2007 was primarily comprised of $6.4 million in net interest expense, partially offset by $0.3 million of net gain on our debt prepayment (as discussed in “Note 8-Borrowing Arrangements” in Item I in this Form 10-Q) and $0.1 million of net other income. The other expense for the thirteen weeks ended December 30, 2006, was primarily comprised of net interest expense of $7.4 million, partially offset by $0.1 million in other income related to legal settlements.

Other (income) expense decreased $13.4 million, to $12.2 million of other expense in the twenty-six week period ended December 29, 2007 compared to $1.2 million of other income in the twenty-seven week period ended December 30, 2006. The other expense for the current fiscal period was primarily comprised of net interest expense of $12.4 million, partially offset by the gain on debt prepayment as noted above. The other income for the twenty-seven weeks ended December 30, 2006 included the recognition of a non-cash curtailment gain of $15.8 million associated with the soft freeze of our qualified and non-qualified pension plans, partially offset by net interest expense of $14.7 million. The decrease in net interest expense from the prior year was primarily attributable to lower borrowings on our revolving credit facility and lower variable interest rates on our floating rate senior notes.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences. For fiscal 2008, the difference in the effective rate and the federal statutory rate is primarily due to state income taxes.

EBITDA

Our earnings before income taxes, interest, and depreciation and amortization (EBITDA) from continuing operations for the thirteen-week period ended December 29, 2007 increased $1.4 million from the prior year, primarily due to improved operating results, as described above. EBITDA from continuing operations for the twenty six-week period ended December 29, 2007 decreased $17.7 million from the prior year primarily due to the prior year pension curtailment gain, which resulted in a $15.8 million benefit to EBITDA in the first quarter of fiscal 2007, and to a lesser extent, due to higher selling, general and administrative expenses, as described above.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see note below, Non-GAAP Financial Measure: EBITDA. The following table reconciles EBITDA from continuing operations to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in millions). Certain rounded amounts below have been adjusted in order to agree to net income from continuing operations.

	Thirteen weeks ended December 29, 2007	Thirteen weeks ended December 30, 2006	Twenty-six weeks ended December 29, 2007	Twenty- seven weeks ended December 30, 2006
Net income from continuing operations	$65.9	$61.7	$49.9	$57.2
Interest expense, net from continuing operations	6.4	7.4	12.4	14.7
Provision for income taxes from continuing operations	38.0	39.8	28.6	37.0
Depreciation and amortization from continuing operations	4.9	4.9	9.6	9.3

EBITDA from continuing operations	$115.2	$113.8	$100.5	$118.2

Interest expense, net from continuing operations	(6.4)	(7.4)	(12.4)	(14.7)
Provision for income taxes from continuing operations	(38.0)	(39.8)	(28.6)	(37.0)
Amortization of deferred financing costs	0.6	0.7	1.3	1.4
Stock option compensation expense	0.2	0.2	0.3	0.3
Loss on disposal and impairment of fixed assets	0.4	0.1	0.5	0.2
Gain on short-term investments	—	—	(0.2)	—
Deferred income taxes	(17.1)	39.7	(26.8)	36.6
Gain on debt prepayment	(0.3)	—	(0.3)	—
Pension curtailment gain	—	—	—	(15.8)
Changes in operating assets and liabilities from continuing operations	156.5	107.6	88.6	54.7
Net cash provided by (used in) discontinued operations	(0.7)	0.7	1.9	(2.8)

Net cash provided by operating activities	$210.4	$215.6	$124.8	$141.1

In the thirteen-week period ended December 29, 2007, net income and EBITDA from continuing operations included:

•	$1.2 million of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$0.1 million of employee executive recruiting charges;

•	$0.4 million loss on disposal and impairment of fixed assets;

•	$0.3 million net gain on prepayment of long-term debt;

•	$0.2 million of fees paid to Wasserstein and Highfields under the management agreement; and

•	$0.2 million of severance and re-organization payroll and benefits.

In the thirteen-week period ended December 30, 2006, net income and EBITDA from continuing operations included:

•	$2.4 million of consulting fees associated with the implementation of our ERP software project, other IT strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.6 million of severance;

•	$0.2 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.1 million loss on disposal of fixed assets; and

•	$0.1 million of income recognized from vendor settlements.

In the twenty-six week period ended December 29, 2007, net income and EBITDA from continuing operations included:

•	$1.8 million of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$0.1 million of employee executive recruiting charges;

•	$0.5 million loss on disposal and impairment of fixed assets;

•	$0.3 million net gain on prepayment of long-term debt;

•	$0.5 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.3 million of costs associated with legal settlements; and

•	$0.4 million of severance and re-organization payroll and benefits;

In the twenty-seven week period ended December 30, 2006, net income and EBITDA from continuing operations included:

•	$15.8 million non-cash pension curtailment gain

•	$2.9 million of consulting fees associated with the implementation of our ERP software project, other IT strategy projects and, to a lesser extent, employee executive recruiting charges;

•	$0.8 million of severance;

•	$0.5 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.2 million loss on disposal of fixed assets; and

•	$0.3 million of income recognized from vendor settlements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At December 29, 2007, our primary sources of liquidity were cash and cash equivalents of $179.8 million and unused borrowings under our revolving credit facility of approximately $123.8 million to the extent of our current available borrowing base. As of December 29, 2007, we had no borrowings outstanding and $1.2 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at December 29, 2007, were approximately $59.8 million. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility to finance operations leading up to the December holiday selling season. Our available cash and borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during the fourth calendar quarter (our second fiscal quarter) because of the holiday selling season (see “Seasonality” below).

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

Cash Flows Provided by Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations totaled $122.9 million in the twenty-six week period ended December 29, 2007, compared to $143.9 million in the twenty-seven week period ended December 30, 2006. The $21.0 million decrease over prior year was primarily attributable to the use of working capital to fund accounts payable and incentive compensation payments.

Cash Flows Provided by (Used in) Investing Activities from Continuing Operations

Cash provided by investing activities from continuing operations totaled $13.3 million in the twenty-six week period ended

December 29, 2007, compared to a usage of $10.4 million in the twenty-seven week period ended December 30, 2006. Investing activities in the first half of fiscal 2008 consisted primarily of proceeds from short-term investments, partially offset by capital expenditures highlighted by spending for new stores, our optical defect pear sorter, and our ERP system implementation.

Cash Flows Provided by Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations totaled $10.7 million for the twenty-six weeks ended December 29, 2007, compared to a $1.0 million source of cash provided in the twenty-seven weeks ended December 30, 2006. Financing activities in the first half of fiscal 2008 primarily consisted of borrowings and repayments on our revolving credit facility, $9.4 million repayments for our senior notes and $1.4 million in repayments for our capital lease obligations. The financing activities in the prior fiscal period were primarily comprised of borrowings and repayments on our revolving credit facility and $1.0 million in cash provided by proceeds from stock option exercises.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations totaled $1.9 million for the twenty-six weeks ended December 29, 2007, compared to a cash usage of $2.8 million in the twenty-seven weeks ended December 30, 2006. The increase in operating cash for the twenty-six weeks ended December 29, 2007 compared to the twenty-seven weeks ended December 30, 2006, was due to cash payments made to us for transitional services we provided to the buyers of Jackson & Perkins. Cash flows provided by investing activities were $3.1 million for the twenty-six weeks ended December 29, 2007 and were primarily comprised of the proceeds received for certain amounts due in connection with the sale of Jackson & Perkins in the fourth quarter of fiscal 2007. Cash flows used by investing activities were $0.2 million in the twenty-seven weeks ended December 30, 2006, consisting primarily of capital expenditures in the prior year period.

The sale of the Jackson & Perkins business did not impact our cash flows from financing activities.

Borrowing Arrangements

Revolving Credit Facility

Our principal sources of liquidity are available cash, cash flows from operations, borrowings under our revolving credit facility originally entered into by our previous subsidiary, Harry & David Operations Corp., on November 30, 2007 Harry & David Operations, Corp. merged with and into Harry and David, pursuant to an internal corporate re-organization, and Harry and David entered into an assumption agreement with our lenders whereby Harry and David became the borrower and assumed all payment obligations under the credit agreement. See also “Note-14 Condensed Consolidating Financial Statements” in Item I in this Form 10-Q for further information on our internal corporate re-organization.

The revolving credit facility has a maturity date of March 20, 2011. Our ability to borrow under the revolving credit facility is subject to compliance with the borrowing base and with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate, based on the higher of the federal funds rate plus 0.5% or the corporate base lending rate of UBS AG, or a Eurodollar rate, based on the rate offered in the London interbank market (“LIBOR”), plus in each case a borrowing margin determined based on our consolidated leverage ratio.

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

As of December 29, 2007, we had no outstanding borrowings and $1.2 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total additional available borrowings at December 29, 2007, were approximately

$59.8 million. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

Harry and David’s obligations under the revolving credit facility are guaranteed by us and by all of Harry and David’s existing and future direct and indirect domestic subsidiaries and are secured by first-priority pledges of the stock of Harry and David and each of the subsidiary guarantors’ equity interests and 65% of the equity interests of any future first-tier foreign subsidiaries, as well as first-priority security interests in and mortgages on all of our, Harry and David’s and each of the subsidiary guarantors’ respective tangible and intangible property.

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

In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31 each year an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of $50.0 million, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. We also are limited to amount of capital expenditures in each fiscal year, subject to certain adjustments, through the term of the revolving credit facility.

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Item 1A – Risk Factors” in our Annual Report on Form 10-K. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture. At December 29, 2007, we were in compliance with our covenants.

Long-term Debt

In February 2005, Harry & David Operations, Corp. issued $70.0 million in Senior Floating Rate Notes due March 1, 2012, and $175.0 million of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). In fiscal 2006, Harry & David Operations, Corp. completed the public exchange offer for the Senior Notes. The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 10.12% and 10.36% at December 29, 2007, and June 30, 2007, respectively. The $175.0 million of Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

During the twenty-six weeks ended December 29, 2007, we prepaid $9.4 million of our fixed and floating rate Senior Notes in open market purchases. The debt prepayment resulted in a net gain of $0.3 million, comprised of a $0.6 million discount on the repayment of $10.0 million of outstanding principal of the Senior Notes, partially offset by the write-off of $0.3 million of unamortized deferred financing costs and third-party expenses of less than $0.1 million relating to the debt prepayment. Subsequent to our debt prepayment, we had $68.0 million in Senior Floating Rate Notes and $167.0 million in Senior Fixed Rate outstanding as of December 29, 2007.

In the fourth quarter of fiscal 2007, we completed the sale of the Jackson & Perkins businesses, including the direct marketing and wholesale business, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventories and in a separate transaction, completed the sale of the land and assets used by the Jackson & Perkins rose growing operations. Since we have applied the net proceeds from the sale of Jackson & Perkins businesses and assets to pay down the our revolver, for working capital and for capital expenditures, and for the purchase of Wolferman’s LLC as described in “Note 15 – Subsequent Events”, then under the asset sale covenant of the indenture, we will not be required to make an offer to repurchase the Senior Notes.

On November 30, 2007, in connection with an internal corporate re-organization, Harry & David Operations, Corp. merged with and into Harry and David, its wholly-owned subsidiary, and Harry and David assumed all of Harry & David Operations Corp.’s obligations under the Senior Notes pursuant to a supplemental indenture.

The Senior Notes represent the senior unsecured obligations of Harry and David and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of our subsidiaries. See “Note 14—Condensed Consolidating Financial Statements” in Item I in this Form 10-Q. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, engaging in asset dispositions or acquisitions, making investments, and our subsidiaries’ ability to pay dividends and other restricted payments, our ability to incur liens and transactions with affiliates. Our ability to comply with these covenants may be affected by events beyond our control, such as those described under “Risk Factors” in our Annual Report on Form 10-K. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes and lenders under the credit facility could accelerate all amounts outstanding to be immediately due and payable.

At December 29, 2007, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

Although we do not have an extensive history of acquisitions, we may make acquisitions in the future. While our recent acquisition of Wolferman’s, LLC was financed with cash on hand, we expect to finance any future acquisitions using cash, capital stock, debt securities or the assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financings. We may not be able to obtain an increase in the amounts available under our revolving credit facility on satisfactory terms, if at all, and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. We may also incur expenses in pursuing acquisitions that are never consummated.

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

INTEREST RATE RISK

Interest on our floating rate notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the floating rate notes, a 1.0% change in the interest rate on our variable rate debt would result in a $1.93 million corresponding effect on our interest expense on an annual basis. The interest rates on our variable rate long-term debt will reflect the market rate of the outstanding floating rate notes sold in the February 2005 offering, and therefore the carrying value of our variable rate long-term debt is expected to approximate fair value.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 29, 2007. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 29, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors disclosed under “Risk Factors” in Item 1.A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, except as set forth below:

Implementation of the ERP System may pose certain risks

The Company is currently planning to implement portions of the Enterprise Resource Planning (ERP) System, impacting purchasing, manufacturing and accounts payable function during the last month of the third quarter of fiscal 2008 (i.e. February 24, 2008, the beginning of fiscal March). There are inherent risks associated with replacing our core systems, including that we may be unable to successfully launch new systems or that the launch may occur with disruptions. Any disruptions could cause us to incur unanticipated expenses, thereby reducing our profitability. Disruptions in the launch may also prevent us from being able to timely close and report our third quarter results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the thirteen and twenty-six week periods ending December 29, 2007, we issued and sold an aggregate amount of 175 and 329 shares of common stock, respectively, par value $0.01 per share, upon exercise of employee stock options under our Amended and Restated 2004 Stock Option Plan for an aggregate consideration of less than $0.1 million in cash. These issuances of common stock were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	First Supplemental Indenture among Harry and David, Wells Fargo Bank, N.A. and the Guarantors party thereto, dated as of November 30, 2007, filed herewith.

10.2	Assumption Agreement among Harry and David, UBS AG, Stamford Branch, as Administrative Agent and GMAC Commercial Finance, LLC, as Collateral Agent, and the Guarantors party thereto, dated as of November 30, 2007, filed herewith.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

HARRY & DAVID HOLDINGS, INC.

By:	/s/ WILLIAM H. WILLIAMS
William H. Williams
President and Chief Executive Officer

By:	/s/ STEPHEN V. O’CONNELL
Stephen V. O’Connell
Chief Financial Officer and Chief Administrative Officer

Date: February 8, 2008