Form 10-Q
period 2008-03-29
Harry & David Holdings, Inc.
filed 2008-05-09
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

or

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

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 2, 2008
Common stock $0.01 par value	1,032,614

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets – as of March 29, 2008, June 30, 2007 and March 31, 2007	3

	Condensed Consolidated Statements of Operations – Thirteen Weeks ended March 29, 2008 and March 31, 2007, Thirty-nine Weeks ended March 29, 2008, and Forty Weeks ended March 31, 2007	4

	Condensed Consolidated Statements of Cash Flows – Thirty-nine Weeks ended March 29, 2008 and Forty Weeks ended March 31, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

Part II. Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share and per Share Data)

	March 29, 2008	June 30, 2007	March 31, 2007
	Unaudited		Unaudited
Assets
Current assets:
Cash and cash equivalents	$90,132	$49,408	$41,580
Short-term investments	—	24,816	37,363
Trade accounts receivable, net	3,201	2,100	5,328
Other receivables	4,816	10,907	1,208
Inventories, net	48,293	62,406	47,204
Deferred catalog expenses	5,328	4,198	5,671
Deferred income taxes	2,771	—	—
Prepaid income taxes	—	774	—
Other current assets	10,234	9,852	6,754
Assets held for sale	—	—	41,455

Total current assets	164,775	164,461	186,563
Fixed assets, net	162,950	163,273	158,151
Goodwill	3,454	—	—
Intangibles, net	46,267	29,089	31,210
Deferred financing costs, net	9,914	12,144	12,803
Deferred income taxes	—	—	1,484
Other assets	4,005	1,551	721

Total assets	$391,365	$370,518	$390,932

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,272	$22,900	$15,001
Accrued payroll and benefits	14,611	21,175	13,695
Income taxes payable	40,444	—	14
Deferred revenue	21,105	12,914	22,100
Deferred income taxes	—	18,670	43,485
Accrued interest	1,856	5,921	1,941
Other accrued liabilities	6,787	7,409	6,665
Current portion of capital lease obligations	318	1,366	1,571
Liabilities related to assets held for sale	—	—	8,228

Total current liabilities	98,393	90,355	112,700
Long-term debt and capital lease obligations	235,351	245,669	245,000
Deferred income taxes	1,528	8,422	—
Accrued pension liability	15,416	15,504	18,128
Other long-term liabilities	10,751	6,304	4,285

Total liabilities	361,439	366,254	380,113

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,032,614, 1,032,241 and 1,031,816 shares at March 29, 2008, June 30, 2007 and March 31, 2007, respectively	10	10	10
Additional paid-in capital	5,996	5,548	5,373
Accumulated other comprehensive income (loss)	(2,004)	1,119	—
Retained earnings (accumulated deficit)	25,924	(2,413)	5,436

Total stockholders’ equity	29,926	4,264	10,819

Total liabilities and stockholders’ equity	$391,365	$370,518	$390,932

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Thirty-nine weeks ended March 29, 2008	Forty weeks ended March 31, 2007
Net sales	$68,315	$73,329	$487,747	$498,112
Costs of goods sold	48,546	43,929	252,149	252,932

Gross profit	19,769	29,400	235,598	245,180

Operating expenses:
Selling, general and administrative	46,969	45,766	171,676	168,050
Selling, general and administrative – related party	250	250	750	750

	47,219	46,016	172,426	168,800

Operating income (loss)	(27,450)	(16,616)	63,172	76,380

Other (income) expense:
Interest income	(1,292)	(1,205)	(2,157)	(1,642)
Interest expense	6,059	6,504	19,363	21,634
Pension curtailment gain	—	—	—	(15,844)
Gain on debt prepayment	—	—	(303)	—
Other (income) expense	7	(270)	55	(347)

	4,774	5,029	16,958	3,801

Income (loss) from continuing operations before income taxes	(32,224)	(21,645)	46,214	72,579
Provision (benefit) for income taxes	(11,227)	(8,671)	17,333	28,330

Net income (loss) from continuing operations	(20,997)	(12,974)	28,881	44,249

Discontinued operations:
Gain (loss) on sale of Jackson & Perkins	42	(7,406)	242	(7,406)
Operating income (loss)	274	962	(28)	109
Provision (benefit) for income taxes	110	(2,582)	72	(2,898)

Net income (loss) from discontinued operations	206	(3,862)	142	(4,399)

Net income (loss)	$(20,791)	$(16,836)	$29,023	$39,850

Basic net income (loss) per share (Note 10):
Continuing operations	(20.33)	(12.58)	27.97	43.18
Discontinued operations	0.20	(3.74)	0.14	(4.29)

Total basic net income (loss) per share	$(20.14)	$(16.32)	$28.11	$38.88

Diluted net income (loss) per share (Note 10):
Continuing operations	(20.33)	(12.58)	27.69	43.18
Discontinued operations	0.20	(3.74)	0.14	(4.29)

Total diluted net income (loss) per share	$(20.14)	$(16.32)	$27.82	$38.88

Weighted-average shares used in per share calculations:
Basic	1,032,576	1,031,713	1,032,455	1,024,861

Diluted	1,032,576	1,031,713	1,043,111	1,024,861

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Thirty-nine weeks ended March 29, 2008	Forty weeks ended March 31, 2007
Operating activities
Net income	$29,023	$39,850
Less: Net income (loss) from discontinued operations	142	(4,399)

Net income from continuing operations	28,881	44,249
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization of fixed assets	13,464	12,702
Amortization of intangible assets	1,532	1,447
Amortization of deferred financing costs	1,956	2,010
Stock option compensation expense	414	437
Loss on disposal and impairment of fixed assets and other long-lived assets	1,700	218
Gain on short-term investments	(162)	(188)
Deferred income taxes	(27,362)	27,750
Gain on debt prepayment	(303)	—
Pension curtailment gain	—	(15,844)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(1,978)	(2,863)
Inventories	15,791	8,565
Deferred catalog expenses and other assets	(785)	(201)
Accounts payable	(10,586)	(3,759)
Accrued liabilities	27,495	(7,342)
Deferred revenue	7,910	5,663

Net cash provided by operating activities from continuing operations	57,967	72,844
Net cash provided by (used in) operating activities from discontinued operations	3,086	(1,644)

Net cash provided by operating activities	61,053	71,200

Investing activities
Acquisition of fixed assets	(14,638)	(11,389)
Acquisition of Wolferman’s business	(23,104)	—
Proceeds from the sale of fixed assets	21	76
Proceeds from the sale of short-term investments	24,978	—
Purchase of short-term investments	—	(37,175)

Net cash used in investing activities from continuing operations	(12,743)	(48,488)
Net cash provided by (used in) investing activities from discontinued operations	3,161	(178)

Net cash used in investing activities	(9,582)	(48,666)

Financing activities
Borrowings of revolving debt	63,000	108,500
Repayments of revolving debt	(63,000)	(108,500)
Repayments of capital lease obligations	(1,366)	(573)
Repayments of long-term debt	(9,405)	—
Payments for deferred financing costs	(10)	—
Proceeds from exercise of stock options	34	982

Net cash provided by (used in) financing activities from continuing operations	(10,747)	409

Increase in cash and cash equivalents	40,724	22,943
Cash and cash equivalents, beginning of period	49,408	18,637

Cash and cash equivalents, end of period	$90,132	$41,580

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 1—BUSINESS

Harry & David Holdings, Inc. (the Company, we, us and our) is a vertically integrated multichannel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David ® and Wolferman’s ® brands. See “Note 4-Acquisition” for details regarding the Company’s acquisition of the Wolferman’s business during the third quarter of fiscal 2008. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business and consumer telemarketing, Harry and David stores and wholesale distribution to other retailers.

During the fourth quarter of fiscal 2007, the Company sold its Jackson & Perkins business. The effects of discontinued operations have been retrospectively applied to the consolidated statements of operations, cash flows and footnotes for prior periods as applicable. See “Note 5 – Discontinued Operations.”

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheets as of March 29, 2008 and March 31, 2007, the Condensed Consolidated Statements of Operations for the thirteen-week periods ended March 29, 2008 and March 31, 2007, the thirty-nine week period ended March 29, 2008 and the forty week period ended March 31, 2007, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week period ended March 29, 2008 and the forty week period ended March 31, 2007 have been prepared from the Company’s unaudited Condensed Consolidated Financial Statements. In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week periods and the thirty-nine and forty week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 30, 2007 presented in this report has been derived from the Company’s audited balance sheet not included in this report.

The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the full fiscal year. In the second quarter of each fiscal year, the Company typically realizes its highest sales for the fiscal year as it includes the most significant holidays that drive the largest portion of the gift-giving component of the Company’s sales. It is also the period where the Company incurs significant cost of goods sold in connection with the increased sales. Sales in the third fiscal quarter can also be impacted by the timing of Easter each year as either a third or fourth quarter holiday. In fiscal year 2008, Easter occurred in the third quarter while in fiscal year 2007, Easter occurred in the fourth quarter. The Company’s fiscal year ends on the last Saturday in June, based on a fifty-two/fifty-three-week year. Fiscal years ending June 28, 2008 and June 30, 2007 contain fifty-two weeks and fifty-three weeks, respectively. The period ended March 29, 2008 contains thirty-nine weeks while the period ended March 31, 2007 contains forty weeks. Accordingly, results for these two periods may not be comparable.

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

Certain reclassifications and revisions have been made to prior years to conform to the current year presentation. These reclassifications and revisions had no impact on the consolidated statement of operations for any period. These changes include the restatement of the consolidated statement of operations and cash flows for discontinued operations and the reclassification of asset retirement obligations from current liabilities to non-current liabilities, and capitalized catalog costs, which were previously classified as prepaid catalog expenses or within other current assets, have been reclassified to deferred catalog expenses on the consolidated balance sheets.

Comprehensive income (loss) for the respective periods was as follows:

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Thirty-nine weeks ended March 29, 2008	Forty weeks ended March 31, 2007
Comprehensive income (loss):
Net income (loss)	$(20,791)	$(16,836)	$29,023	$39,850
Deferred pension adjustment, net of tax	(3,123)	—	(3,123)	—

Comprehensive income (loss)	$(23,914)	$(16,836)	$25,900	$39,850

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS AND ADOPTIONS

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (on or after June 28, 2009 of fiscal 2010). Early adoption is not permitted. After the effective date, the Company will apply the requirements of SFAS No. 141R to any future business combinations.

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

In September 2006, the SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and to allow additional time to resolve certain issues, the FASB delayed the effective date for one year for certain types of nonfinancial assets and nonfinancial liabilities, via FSP No. FAS 157-2, Effective Date of FASB Statement No.157. The Company does not expect adoption of this statement to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company as of July 1, 2007 and required a cumulative adjustment to equity upon adoption for the accounting differences for uncertain tax positions under FIN 48 as opposed to FASB Statement No. 5, Accounting for Contingencies. For further information, see “Note 7 – Income Taxes.”

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. The Company adopted EITF 06-2 in the first quarter of fiscal year 2008. The impact on the Company’s financial statements was a cumulative adjustment to retained earnings totaling $256, net of taxes of $164. In addition, for the thirty-nine weeks ended March 29, 2008, a net charge of $13, or $0.01 per share on basic and diluted pre-tax basis, was recorded in payroll expense, classified within selling, general and administrative expenses in the condensed consolidated statement of operations pursuant to EITF 06-2.

NOTE 4—ACQUISITION

On January 15, 2008, the Company completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s ® brand, from Williams Foods, Inc., for a net purchase price of $22,799, which included $634 of transaction related expenses and also reflects $361 due from Williams Foods, Inc. related to the final working capital adjustment. The Company paid for the acquisition of Wolferman’s with available cash. Williams Foods, Inc. has agreed to provide certain transitional services, as needed, through September 2008.

The results of operations of Wolferman’s are included in the consolidated statements of operations for the periods which include January 15, 2008 through March 29, 2008.

The allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management utilizing established valuation techniques appropriate for the retail industry. The following table presents the preliminary allocation of the purchase price of the acquisition, including professional fees and other related acquisition costs, to the net assets acquired based on their fair values (in thousands):

Current assets	$2,513
Fixed assets	84
Intangible assets	18,850
Goodwill	3,454

Total assets acquired	24,901
Current liabilities	(2,102)

Net assets acquired	$22,799

The acquired intangible assets are comprised of Wolferman’s trademarks and proprietary recipe totaling $13,550 and customer lists of $5,300. The trademarks and proprietary recipe have indefinite lives, while the customer lists will be amortized on a weighted basis over a six year period. The $3,454 of goodwill is allocated to the Direct Marketing segment and is expected to be fully deductible for tax purposes. While goodwill represents the excess purchase over the fair value of net assets purchased, the Company anticipates the acquisition will leverage its existing infrastructure and generate operating and marketing synergies and productivity improvements for both its Harry and David and Wolferman’s businesses.

In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability of $377 for severance costs related to management’s plan for a reduction in force that will occur within twelve months from the acquisition date. The reduction in force plan is dependant on the transition of certain functions to our existing personnel and fulfillment locations and is expected to be complete by the first quarter of fiscal 2009.

The purchase price allocation will be completed when certain management estimates are finalized based on actual amounts paid. These estimates are primarily related to severance payments and transaction costs.

The following unaudited pro forma consolidated results of operations have been prepared as if the Wolferman’s acquisition had occurred at the beginning of the respective periods below (in thousands, except per share data):

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Thirty-nine weeks ended March 29, 2008	Forty weeks ended March 31, 2007
Net sales	$68,739	$75,175	$507,883	$518,753
Gross profit	19,871	29,544	246,602	255,542
Operating income (loss)	(27,465)	(17,705)	63,526	75,537
Income (loss) from continuing operations before income taxes	(32,239)	(22,731)	46,570	71,739
Net income (loss)	(20,800)	(17,504)	29,233	39,333
Basic net income (loss) per share	$(20.14)	$(16.97)	$28.31	$38.38
Diluted net income (loss) per share	$(20.14)	$(16.97)	$28.02	$38.38

Prior to the acquisition, Wolferman’s utilized a fifty-two week fiscal year ending on December 31 and, as such, the pro forma fiscal 2007 results above contain thirty-nine weeks of Wolferman’s activity. Additionally, Wolferman’s fiscal quarters ended on the last day of March, June and September. No adjustments have been made to conform the activity to the Company’s historical fiscal calendar as any conforming adjustments are not expected be material.

The unaudited pro forma consolidated results of operations do not purport to be indicative of results that may be obtained in the future and do not include any cost savings related to synergies expected to be obtained as the Wolferman’s business is integrated into the Company’s operations. The unaudited pro forma consolidated results of operations include adjustments to net income to give effect to amortization of intangibles acquired, depreciation and related adjustments to fixed assets based on the fair value assigned to those assets and income taxes.

NOTE 5—DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses. In a separate transaction, the Company sold its land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins.

In connection with the sale of the business, the Company entered into an agreement with the buyers to provide certain transitional services through June 2008 (“the Transitional Services Agreement”). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the services rendered pursuant to the Transitional Services Agreement are not considered significant continuing involvement and, as such, the results of operations of the sold entities, as well as the revenues and expenses associated with the Transitional Services Agreement, are separately accounted for as discontinued operations for the thirteen and thirty-nine weeks ended March 29, 2008 and the forty weeks ended March 31, 2007, respectively.

Assets and held for sale and liabilities related to assets held for sale associated with the sale of the business are included on the consolidated balance sheet as of March 31, 2007.

The financial results included in discontinued operations in the consolidated statement of operations were as follows:

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Thirty-nine weeks ended March 29, 2008	Forty weeks ended March 31, 2007
Net sales	$1,241	$24,858	$4,549	$55,125
Gain (loss) on sale of Jackson & Perkins	42	(7,406)	242	(7,406)
Provision (benefit) for income taxes on discontinued operations	110	(2,582)	72	(2,898)
Net income (loss) from discontinued operations	206	(3,862)	142	(4,399)

Net sales for the thirteen and forty week periods ended March 31, 2007 reflect sales activity that occurred prior to the completion of the sale of the Jackson & Perkins business on April 10, 2007. Included in net sales from discontinued operations for the thirteen and thirty-nine week periods ended March 29, 2008 are revenues associated with the Transitional Services Agreement and residual farm crop sales.

NOTE 6—BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	March 29, 2008	June 30, 2007	March 31, 2007
Finished goods	$22,260	$19,540	$21,824
Materials, packaging supplies, and work-in process	21,994	36,056	21,324
Growing crops	4,039	6,810	4,056

Total	$48,293	$62,406	$47,204

Inventory held for sale related to the Jackson & Perkins sale as of March 31, 2007 was $7,427 and is not included in this table.

Fixed Assets

Fixed assets consist of the following:

	March 29, 2008	June 30, 2007	March 31, 2007
Land	$19,607	$19,607	$19,607
Land improvements and orchard development costs	30,490	29,749	29,779
Buildings and improvements	55,686	55,309	55,190
Machinery and equipment	63,147	55,734	56,621
Leasehold improvements	12,730	9,509	9,252
Purchased and internally developed software	31,554	22,129	21,675
Capital projects-in-progress	6,561	15,611	7,813

	219,775	207,648	199,937
Accumulated depreciation and amortization	(56,825)	(44,375)	(41,786)

Total	$162,950	$163,273	$158,151

Fixed assets held for sale related to the Jackson & Perkins sale with a net book value of $15,975 as of March 31, 2007 are not included in this table.

As of March 29, 2008 and June 30, 2007, purchased and internally developed software included software licenses acquired for $968 which was obtained through a capital lease agreement. See “Note 8 – Borrowing Arrangements.” Accumulated depreciation and amortization includes accumulated amortization of purchased and internally developed software costs of $12,360, $9,652 and $8,920 as of March 29, 2008, June 30, 2007 and March 31, 2007, respectively.

During the thirty-nine weeks ending March 29, 2008 the Company determined that 14 underperforming stores were impaired and recorded a non-cash charge for the impairment of certain fixed assets and other long-lived assets in the amount of $1,190, of which $192 was recorded in the Company’s second fiscal quarter, reported in selling, general and administrative expenses in the condensed consolidated statement of operations.

Intangibles

Intangible assets primarily consist of trade names, trademarks, recipes, customer mailing and rental lists and favorable lease agreements. The trade names, trademarks and recipe have indefinite lives. The customer mailing and rental lists have remaining estimated useful lives ranging from less than one year to six years. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases, ranging from two to five years. Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company does not consider there to be any indication of impairment of its goodwill, trade names, trademarks, recipe, and customer lists at this time, however, formal annual impairment testing will be performed in the last quarter of the fiscal year. Analysis of individual store division performance resulted in impairment of fixed assets and the impairment of favorable lease agreements of $108, and, in addition, $32 of favorable lease agreements were written off upon store closure. Both amounts are included in selling, general and administrative expenses in the condensed consolidated statement of operations and in the loss on disposal and impairment of long-lived assets in the consolidated statement of cash flows for the thirteen and thirty-nine weeks ended March 29, 2008.

The customer mailing lists and rental lists and favorable lease agreements are being amortized using methods which include the straight-line method and a weighted method over the remaining estimated useful lives. Amortization expense was $671 and $461 for the thirteen weeks ended March 29, 2008 and the thirteen weeks ended March 31, 2007, respectively, $1,532 and $1,447 for the thirty-nine weeks and forty weeks ended March 29, 2008 and March 31, 2007, respectively, and is included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The following is a summary of goodwill and intangible assets:

	March 29, 2008			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names, trademarks and recipe	$40,471	$—	$40,471	$26,921	$—	$26,921
Goodwill	3,454	—	3,454	—	—	—
Direct marketing customer and rental lists	11,952	(6,619)	5,333	6,652	(5,311)	1,341
Favorable lease agreements	1,805	(1,342)	463	1,971	(1,144)	827

	$57,682	$(7,961)	$49,721	$35,544	$(6,455)	$29,089

Goodwill and intangible assets as of March 29, 2008 include those assets acquired in the Company’s acquisition of the Wolferman’s business. See “Note-4 Acquisition” for further information.

The estimated amortization expense for the remainder of fiscal 2008 and for each of the next four years is as follows:

Fiscal Period:	Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remainder of 2008	$539	$51	$590
2009	3,559	187	3,746
2010	1,026	127	1,153
2011	174	70	244
2012	29	28	57
2013	5	—	5
Thereafter	1	—	1

Total	$5,333	$463	$5,796

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

As of March 29, 2008, the gross amount of unrecognized tax benefits is $4,441, excluding penalty and interest accrued, reflecting a decrease during the third fiscal quarter of $21, while a net amount of $4,787, including penalty and interest, is recorded in other long-term liabilities. Of these amounts, if recognized, $2,405 would favorably impact the effective tax rate.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Interest and penalties, net of tax, of $16, or $0.02 per share, and $151, or $0.15 per share, were accrued for the thirteen weeks and thirty-nine weeks ended March 29, 2008, respectively. The Company had accrued interest and penalties, net of tax, of approximately $1,381 and $1,230 at March 29, 2008 and July 1, 2007, respectively.

The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions (within the meaning of FIN 48). As of March 29, 2008, the Company is not subject to federal and state examinations for years prior to 2004. Tax years subsequent to June 17, 2004 remain open to examination by these “major” jurisdictions.

The Company’s effective tax rate for the third quarter of fiscal 2008 was 34.8%. The difference in the effective rate and the federal statutory rate is primarily due to state income taxes.

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

In connection with this facility and related amendments, the Company has remaining deferred financing costs of $3,727 and $4,659 on its condensed consolidated balance sheets as of March 29, 2008 and June 30, 2007, respectively.

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

As of March 29, 2008, there were no outstanding borrowings and unused borrowings under the revolving credit facility were $123,800, excluding $1,200 in letters of credit outstanding. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at March 29, 2008 was $4,991. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the Consolidated Statement of Operations.

The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to comply with certain covenants, which primarily include a minimum cash balance and limits to capital expenditures. At March 29, 2008, the Company was in compliance with these covenants.

Long-Term Debt

In February 2005, the Company’s subsidiary, Harry & David Operations, Inc., issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). In fiscal 2006, Harry & David Operations Corp. completed the public exchange offer for the Senior Notes. The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 8.08% and 10.36% at March 29, 2008 and June 30, 2007, respectively. The Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December. Subsequent to the debt prepayment described below, there were $68,000 in Senior Floating Rate Notes and $167,000 in Senior Fixed Rate outstanding as of March 29, 2008.

The fees associated with original issuance and public exchange costs are being amortized over the remaining life of the associated Senior Notes. As of March 29, 2008 and June 30, 2007, respectively, $6,187 and $7,485 remained on the balance sheet as deferred financing costs. As described below in “Long-Term Debt Prepayment” the Company wrote-off $284 of deferred financing costs associated with a partial prepayment of the Senior Notes during the second quarter of fiscal 2008.

In the fourth quarter of fiscal 2007, the Company completed the sale of the Jackson & Perkins businesses, including the direct marketing and wholesale business, the Jackson & Perkins ® brand, catalog, e-commerce website and associated inventories and in a separate transaction, completed the sale of the land and assets used by the Jackson & Perkins rose growing operations. As the Company has applied the net proceeds from the sale of Jackson & Perkins businesses and assets to pay down the Company’s revolver for working capital and for capital expenditures and for the purchase of Wolferman’s, LLC as described in “Note 4—Acquisition,” the Company has complied with the asset sale covenant under the indenture and is not required to make an offer to repurchase the Senior Notes.

On November 30, 2007, in connection with an internal corporate re-organization, Harry & David Operations Corp. merged with and into Harry and David, its wholly-owned subsidiary, and Harry and David assumed all of Harry & David Operations Corp.’s obligations under the Senior Notes pursuant to a supplemental indenture.

The Senior Notes represent the senior unsecured obligations of Harry and David, and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s current subsidiaries. Refer to “Note 14—Condensed Consolidating Financial Statements” for additional information related to the Company’s internal re-organization in November of fiscal 2008. The indentures governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of the covenants contained in the indenture under the Senior Notes at March 29, 2008.

Long-Term Debt Prepayment

During the thirteen and thirty-nine weeks ended March 29, 2008, the Company prepaid $9,405 of its fixed and floating rate Senior Notes in open market purchases. The debt prepayment resulted in a net gain of $303, comprised of a $595 discount on the repayment of $10,000 of outstanding principal of the Senior Notes, partially offset by the write-off of $284 of unamortized deferred financing costs and third-party expenses of $8 in connection therewith.

Amortization of Deferred Financing Costs

Total amortization expense of all deferred financing costs was $645 and $658 for the thirteen weeks ended March 29, 2008 and the thirteen weeks ended March 31, 2007, respectively, and $1,956 and $2,010 for the thirty-nine weeks ended March 29, 2008 and the forty weeks ended March 31, 2007, respectively, and are included within interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

Also in fiscal 2007, the Company acquired a software license for $968, financed by a capital lease agreement. The interest rate on the agreement is 10.36% due in three annual installments of principal and interest. The current and non-current portions of the remaining obligation in the consolidated balance sheet as of March 29, 2008 were $318 and $351, respectively.

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

A summary of assumptions utilized for grants in each of the fiscal periods is presented below:

	Thirty-nine weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Forty weeks ended March 31, 2007
Expected volatility	41.0%	38.8%	38.8%
Expected dividends	$0	$0	$0
Expected term (in years)	6.1 years	4.3 years	4.5 years
Risk-free rate	3.93%	4.45%	4.52%

There were no stock options granted in the Company’s third fiscal quarter of 2008.

A summary of option activity under the Plan for the thirty-nine weeks ended March 29, 2008 is presented below:

Options	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 30, 2007	66,251	$112.94	8.2 years
Granted	1,539	300.00	9.6 years
Exercised	(373)	92.10	—
Forfeited	(3,700)	155.95	—

Outstanding at March 29, 2008	63,717	$115.01	7.4 years

As of March 29, 2008, 63,717 options were outstanding, of which 30,448 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 7.1 years. The total fair value of all options outstanding at March 29, 2008 was $1,617.

A summary of the status of the Company’s nonvested option shares as of March 29, 2008, and changes during the thirty-nine weeks ended March 29, 2008, are presented below:

	Option Shares	Weighted-Average Grant-Date Fair Value of Options
Nonvested option shares at June 30, 2007	45,694	$23.98
Granted options	1,539	31.67
Vested	(11,445)	30.04
Forfeited	(2,519)	15.10

Nonvested option shares at March 29, 2008	33,269	$22.92

For the thirteen and thirty-nine week periods ended March 29, 2008, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $130 and $414, respectively, and total tax benefit recognized was $57 and $169 respectively. For the thirteen and forty week periods ended March 31, 2007, stock option compensation expense was $128 and $437, respectively, and total tax benefit was $73 and $30, respectively. As of March 29, 2008 there remained a total of $759 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan and will be recognized over the remaining vesting period. The weighted-average period of the remaining cost is 2.0 years.

NOTE 10—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period, including the dilutive effect of stock options as determined under the treasury stock method. For the thirty-nine weeks ended March 29, 2008, weighted-average common shares outstanding for the period include the dilutive effect of stock options of 10,656 for the calculation of diluted earnings per share. For the thirteen and thirty-nine weeks ended March 29, 2008 and for the thirteen and forty weeks ended March 31, 2007, common shares relating to the stock options of 63,717, 17,950, 67,564 and 63,758, respectively, are excluded from the diluted earnings per share calculation as the related impact would have been anti-dilutive. The calculations are as follows (amounts are in thousands except share and per share data):

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Thirty-nine weeks ended March 29, 2008	Forty weeks ended March 31, 2007
Net income (loss) from continuing operations	$(20,997)	$(12,974)	$28,881	$44,249
Net income (loss) from discontinued operations	206	(3,862)	142	(4,399)

Net income (loss)	$(20,791)	$(16,836)	$29,023	$39,850

Basic net income (loss) per share:
Continuing operations	$(20.33)	$(12.58)	$27,97	$43.18
Discontinued operations	0.20	(3.74)	0.14	(4.29)

Total basic net income (loss) per share	$(20.14)	$(16.32)	$28.11	$38.88

Diluted net income (loss) per share:
Continuing operations	$(20.33)	$(12.58)	$27.69	$43.18
Discontinued operations	0.20	(3.74)	0.14	(4.29)

Total diluted net income (loss) per share	$(20.14)	$(16.32)	$27.82	$38.88

Weighted-average shares used in per share calculations:
Basic	1,032,576	1,031,713	1,032,455	1,024,861

Diluted	1,032,576	1,031,713	1,043,111	1,024,861

Per share amounts are calculated separately for net income (loss) from continuing operations and discontinued operations and total net income and, as such, the per share amounts for continuing operations and discontinued operations may not sum to the total net income per share.

NOTE 11—BENEFIT PROGRAMS

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Thirty-nine weeks ended March 29, 2008	Forty weeks ended March 31, 2007
Service cost	$—	$1,096	$—	$3,288
Interest cost	753	721	2,259	2,164
Expected return on plan assets	(766)	(722)	(2,298)	(2,167)

Net periodic pension (benefit) expense	$(13)	$1,095	$(39)	$3,285

During the thirteen weeks and the thirty-nine weeks ended March 29, 2008, and the thirteen and forty weeks ended March 31, 2007, the Company contributed $1,329, $5,405, $1,335 and $4,934, respectively, to its defined benefit pension plans.

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

The Company recorded a non-cash settlement charge of $55 in the thirteen and thirty-nine weeks ended March 29, 2008 related to lump sum distributions from our benefit pension plans. Statement No. 88 “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan’s projected benefit obligation. Immediately prior to the calculation of the settlement charge, the Company re-measured the funded status of the associated pension liabilities, in light of the unfavorable performance of its pension plan assets, and recorded an adjustment to other comprehensive income (loss) of $3,123, net of taxes in the amount of $2,157, as allowed under guidance in Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”).

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

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Thirty-nine weeks ended March 29, 2008	Forty weeks ended March 31, 2007
Minimum rent expense	$5,501	$5,235	$19,174	$18,777
Contingent rent expense	64	83	236	355

Total rent expense	$5,565	$5,318	$19,410	$19,132

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

As of March 29, 2008, 75% of the award was vested. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of March 29, 2008, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program for the thirteen weeks then ended.

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During both the thirteen weeks ended March 29, 2008 and March 31, 2007, the Company paid $250 and during both the thirty-nine weeks ended March 29, 2008 and the forty weeks ended March 31, 2007, the Company paid $750 in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

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

The results of the Jackson & Perkins business are included as discontinued operations in the consolidated statement of operations and footnotes for all periods presented. General corporate overhead expenses, which were previously allocated to the Jackson & Perkins business, but will remain after the disposal, have been reclassified to the continuing segments in the consolidated financial statements for all periods presented. See “Note 4 – Discontinued Operations.”

The Harry and David Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David ® and Wolferman’s ® brands by marketing through the Harry & David and Wolferman’s catalogs, Internet (harryanddavid.com and wolfermans.com), business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Harry and David Stores segment generates net sales of Harry and David merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of March 29, 2008, the Company operated 145 Harry and David Stores in 38 states in the United States. The Harry and David Wholesale segment generates net sales by selling Harry and David ® brand and Wolferman’s ® brand wholesale products to national retailers. Business units not disclosed separately for segment reporting purposes are grouped in the “Other” category and include commercial sales of surplus, non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon, and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions. Net intersegment sales originate in our manufacturing unit within the Other category, which also includes the elimination of intercompany and intersegment transactions. For the thirteen weeks ended March 29, 2008 and March 31, 2007, the thirty-nine weeks ended March 29, 2008, and the forty weeks ended March 31, 2007, net intersegment sales were $18,750, $27,583, $149,002 and $161,243, respectively. Total assets in the Other category include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including manufacturing facilities.

Dollars in thousands	Harry and David Direct Marketing	Harry and David Stores	Harry and David Wholesale	Other	Total
Thirteen weeks ended March 29, 2008
Net external sales	$43,544	$21,917	$2,639	$215	$68,315
Operating loss from continuing operations	(16,491)	(9,587)	(1,332)	(40)	(27,450)
Interest expense, net from continuing operations	30	1	—	4,736	4,767
Income from continuing operations before income taxes	(16,525)	(9,590)	(1,333)	(4,776)	(32,224)
Total assets	63,588	36,048	2,818	288,911	391,365

Thirteen weeks ended March 31, 2007
Net external sales	$47,630	$20,488	$4,824	$387	$73,329
Operating income (loss) from continuing operations	(9,082)	(7,659)	115	10	(16,616)
Interest expense, net from continuing operations	—	—	—	5,299	5,299
Income (loss) from continuing operations before income taxes	(8,878)	(7,583)	108	(5,292)	(21,645)
Total assets	43,338	32,667	4,102	310,825	390,932

Thirty-nine weeks ended March 29, 2008
Net external sales	$338,470	$117,484	$30,159	$1,634	$487,747
Depreciation and amortization expense (1)	1,315	2,983	—	10,698	14,996
Operating income (loss) from continuing operations	60,921	121	2,168	(38)	63,172
Interest expense, net from continuing operations	30	3	—	17,173	17,206
Income (loss) from continuing operations before income taxes	61,030	147	2,170	(17,133)	46,214
Capital expenditures (2)	9	5,278	—	9,351	14,638
Total assets	63,588	36,048	2,818	288,911	391,365

Forty weeks ended March 31, 2007
Net external sales	$345,849	$117,471	$33,163	$1,629	$498,112
Depreciation and amortization expense (1)	1,174	2,704	—	10,271	14,149
Operating income from continuing operations	65,335	6,093	4,942	10	76,380
Interest expense, net from continuing operations	—	—	—	19,992	19,992
Income (loss) from continuing operations before income taxes	65,599	6,182	4,936	(4,138)	72,579
Capital expenditures (2)	—	1,410	—	9,979	11,389
Total assets	43,338	32,667	4,102	310,825	390,932

(1)	Depreciation and amortization expense from discontinued operations was $0 and $599 for fiscal 2008 and 2007, respectively.
(2)	Capital expenditures from discontinued operations were $0 and $178 for fiscal 2008 and 2007, respectively.

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

The following consolidating financial information presents financial information which reflects the Reorganization, in separate columns, for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of March 29, 2008, and June 30, 2007, and for the thirteen and thirty-nine weeks ended March 29, 2008 and the thirteen and forty weeks ended March 31, 2007. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors.

Condensed Consolidating Balance Sheet

As of March 29, 2008

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,514	$9,220	$79,398	$—	$90,132
Trade accounts receivable, net	—	3,199	2	—	3,201
Other receivables	—	1,101	3,715	—	4,816
Inventories, net	—	21,867	26,426	—	48,293
Deferred catalog expenses	—	5,328	—	—	5,328
Deferred income taxes	2,771	—	—	—	2,771
Other current assets	30	3,955	6,249	—	10,234

Total current assets	4,315	44,670	115,790	—	164,775
Fixed assets, net	—	16,206	146,744	—	162,950
Goodwill	—	3,454	—	—	3,454
Intangibles, net	—	46,267	—	—	46,267
Investment in subsidiaries	233,895	(58,862)	—	(175,033)	—
Deferred financing costs, net	—	9,914	—	—	9,914
Other assets	2,424	475	1,106	—	4,005

Total assets	$240,634	$62,124	$263,640	$(175,033)	$391,365

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$6,659	$6,613	$—	$13,272
Accrued payroll and benefits	—	7,358	7,253	—	14,611
Deferred revenue	—	21,105	—	—	21,105
Income taxes payable	40,458	(14)	—	—	40,444
Accrued interest	—	1,802	54	—	1,856
Other accrued liabilities	—	5,960	827	—	6,787
Current portion of capital lease obligation	—	318	—	—	318

Total current liabilities	40,458	43,188	14,747	—	98,393
Long-term debt and capital lease obligations	—	235,351	—	—	235,351
Deferred income taxes	1,528	—	—	—	1,528
Accrued pension liability	—	—	15,416	—	15,416
Other long-term liabilities	4,787	4,889	1,075	—	10,751
Intercompany debt	163,935	(455,199)	291,264	—	—

Total liabilities	210,708	(171,771)	322,502	—	361,439

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	5,996	232,462	53,784	(286,246)	5,996
Accumulated other comprehensive loss	(2,004)	—	(2,004)	2,004	(2,004)
Retained earnings (accumulated deficit)	25,924	1,432	(110,642)	109,210	25,924

Total stockholders’ equity (deficit)	29,926	233,895	(58,862)	(175,033)	29,926

Total liabilities and stockholders’ equity (deficit)	$240,634	$62,124	$263,640	$(175,033)	$391,365

Condensed Consolidating Balance Sheet

As of June 30, 2007

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,480	$9,953	$37,975	$—	$49,408
Short-term investments	—	—	24,816	—	24,816
Trade accounts receivable, net	—	1,788	312	—	2,100
Other receivables	—	2,375	8,532	—	10,907
Inventories, net	—	17,818	44,588	—	62,406
Deferred catalog expenses	—	3,840	358	—	4,198
Prepaid income taxes	774	—	—	—	774
Other current assets	7	5,248	4,597	—	9,852

Total current assets	2,261	41,022	121,178	—	164,461
Fixed assets, net	—	44,981	118,292	—	163,273
Intangibles, net	—	29,089	—	—	29,089
Investment in subsidiaries	198,762	109,832	—	(308,594)	–
Deferred financing costs, net	—	12,144	—	—	12,144
Other assets	—	505	1,046	—	1,551

Total assets	$201,023	$237,573	$240,516	$(308,594)	$370,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$12,710	$10,223	$(33)	$22,900
Accrued payroll and benefits	—	13,012	8,163	—	21,175
Deferred revenue	—	12,914	—	—	12,914
Deferred income taxes	18,670	—	—	—	18,670
Accrued interest	—	5,921	—	—	5,921
Other accrued liabilities	—	6,362	1,047	—	7,409
Current portion of capital lease obligation	—	1,366	—	—	1,366

Total current liabilities	18,670	52,285	19,433	(33)	90,355
Long-term debt and capital lease obligations	—	245,669	—	—	245,669
Accrued pension liability	—	—	15,504	—	15,504
Deferred income taxes	8,422	—	—	—	8,422
Intercompany debt	168,626	(263,418)	94,759	33	–
Other long-term liabilities	1,041	4,275	988	—	6,304

Total liabilities	196,759	38,811	130,684	—	366,254

Stockholders’ equity:
Common stock	10	1	100	(101)	10
Additional paid-in capital	5,548	232,428	94,114	(326,542)	5,548
Accumulated other comprehensive income	1,119	—	1,119	(1,119)	1,119
Retained earnings (accumulated deficit)	(2,413)	(33,667)	14,499	19,168	(2,413)

Total stockholders’ equity	4,264	198,762	109,832	(308,594)	4,264

Total liabilities and stockholders’ equity	$201,023	$237,573	$240,516	$(308,594)	$370,518

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 29, 2008

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$68,128	$18,937	$(18,750)	$68,315
Cost of goods sold	—	48,341	18,955	(18,750)	48,546

Gross profit	—	19,787	(18)	—	19,769
Selling, general and administrative	—	47,326	(107)	—	47,219

Operating income (loss)	—	(27,539)	89	—	(27,450)

Other (income) expense:
Interest income	—	—	(1,292)	—	(1,292)
Interest expense	—	6,036	23	—	6,059
Other (income) expense, net	(98)	105	—	—	7
Gain on debt prepayment	—	—	—	—	—
Equity in earnings of consolidated subsidiaries	32,006	(1,619)	—	(30,387)	—

Total other (income) expense	31,908	4,522	(1,269)	(30,387)	4,774

Income (loss) from continuing operations before income taxes	(31,908)	(32,061)	1,358	30,387	(32,224)
Benefit for income taxes	(11,227)	—	—	—	(11,227)

Net income (loss) from continuing operations	(20,681)	(32,061)	1,358	30,387	(20,997)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	42	—	42
Operating income	—	55	219	—	274
Provision for income taxes	110	—	—	—	110

Net income (loss) from discontinued operations	(110)	55	261	—	206

Net income (loss)	$(20,791)	$(32,006)	$1,619	$30,387	$(20,791)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 31, 2007

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$72,942	$27,969	$(27,582)	$73,329
Cost of goods sold	—	43,545	27,967	(27,583)	43,929

Gross profit	—	29,397	2	1	29,400
Selling, general and administrative	—	46,022	(7)	1	46,016

Operating income (loss)	—	(16,625)	9	—	(16,616)

Other (income) expense:
Interest income	—	—	(1,205)	—	(1,205)
Interest expense	(3)	6,481	26	—	6,504
Other (income) expense, net	—	(270)	—	—	(270)
Equity in earnings of consolidated subsidiaries	28,092	4,645	—	(32,737)	—

Total other (income) expense	28,089	10,856	(1,179)	(32,737)	5,029

Income (loss) from continuing operations before income taxes	(28,089)	(27,481)	1,188	32,737	(21,645)
Benefit for income taxes	(8,671)	—	—	—	(8,671)

Net income (loss) from continuing operations	(19,418)	(27,481)	1,188	32,737	(12,974)

Discontinued operations:
Loss on sale of Jackson & Perkins	—	(611)	(6,795)	—	(7,406)
Operating income	—	—	962	—	962
Benefit for income taxes	(2,582)	—	—	—	(2,582)

Net income (loss) from discontinued operations	2,582	(611)	(5,833)	—	(3,862)

Net loss	$(16,836)	$(28,092)	$(4,645)	$32,737	$(16,836)

Condensed Consolidating Statement of Operations

For the Thirty-nine Weeks Ended March 29, 2008

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$486,142	$150,607	$(149,002)	$487,747
Cost of goods sold	—	250,524	150,627	(149,002)	252,149

Gross profit	—	235,618	(20)	—	235,598
Selling, general and administrative	—	171,601	825	—	172,426

Operating income (loss)	—	64,017	(845)	—	63,172

Other (income) expense:
Interest income	—	—	(2,157)	—	(2,157)
Interest expense	—	19,334	29	—	19,363
Gain on debt prepayment	—	(303)	—	—	(303)
Other (income) expense, net	(78)	133	—	—	55
Equity in earnings of consolidated subsidiaries	(46,350)	(1,328)	—	47,678	—

Total other (income) expense	(46,428)	17,836	(2,128)	47,678	16,958

Income from continuing operations before income taxes	46,428	46,181	1,283	(47,678)	46,214
Provision for income taxes	17,333	—	—	—	17,333

Net income from continuing operations	29,095	46,181	1,283	(47,678)	28,881

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	242	—	242
Operating income (loss)	—	169	(197)	—	(28)
Provision for income taxes	72	—	—	—	72

Net income (loss) from discontinued operations	(72)	169	45	—	142

Net income	$29,023	$46,350	$1,328	$(47,678)	$29,023

Condensed Consolidating Statement of Operations

For the Forty Weeks Ended March 31, 2007

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$496,483	$162,871	$(161,242)	$498,112
Cost of goods sold	—	251,304	162,871	(161,243)	252,932

Gross profit	—	245,179	—	1	245,180
Selling, general and administrative	—	168,808	(9)	1	168,800

Operating income	—	76,371	9	—	76,380

Other (income) expense:
Interest income	—	—	(1,642)	—	(1,642)
Interest expense	(3)	21,539	98	—	21,634
Pension curtailment gain	—	—	(15,844)	—	(15,844)
Other (income) expense, net	—	(347)	—	—	(347)
Equity in earnings of consolidated subsidiaries	(65,279)	(10,711)	—	75,990	—

Total other (income) expense	(65,282)	10,481	(17,388)	75,990	3,801

Income from continuing operations before income taxes	65,282	65,890	17,397	(75,990)	72,579
Provision for income taxes	28,330	—	—	—	28,330

Net income from continuing operations	36,952	65,890	17,397	(75,990)	44,249

Discontinued operations:
Loss on sale of Jackson & Perkins	—	(611)	(6,795)	—	(7,406)
Operating income	—	—	109	—	109
Benefit for income taxes	(2,898)	—	—	—	(2,898)

Net income (loss) from discontinued operations	2,898	(611)	(6,686)	—	(4,399)

Net income	$39,850	$65,279	$10,711	$(75,990)	$39,850

Condensed Consolidating Statement of Cash Flows

For the Thirty-nine Weeks Ended March 29, 2008

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(826)	$44,217	$17,662	$—	$61,053

Investing activities
Acquisition of fixed assets	—	(8,947)	(5,691)	—	(14,638)
Acquisition of Wolferman’s	—	(23,104)	—	—	(23,104)
Proceeds from the sale of fixed assets	—	—	21	—	21
Proceeds from the sale of business	—	—	3,161	—	3,161
Proceeds from the sale of short-term investments	—	—	24,978	—	24,978

Net cash provided by (used in) investing activities	$—	$(32,051)	$22,469	$—	$(9,582)

Financing activities
Borrowings of revolving debt	—	63,000	—	—	63,000
Repayments of revolving debt	—	(63,000)	—	—	(63,000)
Repayments of capital lease obligation	—	(1,366)	—	—	(1,366)
Repayments of long-term debt	—	(9,405)	—	—	(9,405)
Payments for deferred financing fees	—	(10)	—	—	(10)
Proceeds for exercise of stock options	34	—	—	—	34
Net (payments) receipts on intercompany debt	826	(2,118)	1,292	—	—

Net cash provided by (used in) financing activities	$860	$(12,899)	$1,292	$—	$(10,747)

Increase (decrease) in cash and cash equivalents	34	(733)	41,423	—	40,724
Cash and cash equivalents, beginning of period	1,480	9,953	37,975	—	49,408

Cash and cash equivalents, end of period	$1,514	$9,220	$79,398	$—	$90,132

Condensed Consolidating Statement of Cash Flows

For the Forty Weeks Ended March 31, 2007

(in thousands)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by operating activities	$17,456	$37,456	$16,288	$—	$71,200

Investing activities
Acquisition of fixed assets	—	(6,116)	(5,451)	—	(11,567)
Proceeds from the sale of fixed assets	—	2	74	—	76
Proceeds from the sale of short-term investments	—	—	(37,175)	—	(37,175)

Net cash used in investing activities	$—	$(6,114)	$(42,552)	$—	$(48,666)

Financing activities
Borrowings of revolving debt	—	108,500	—	—	108,500
Repayments of revolving debt	—	(108,500)	—	—	(108,500)
Repayments of capital lease	—	(573)	—	—	(573)
Proceeds for exercise of stock options	982	—	—	—	982
Net (payments) receipts on intercompany debt	(17,457)	(29,742)	47,199	—	—

Net cash provided by (used in) financing activities	$(16,475)	$(30,315)	$47,199	$—	$409

Increase in cash and cash equivalents	981	1,027	20,935	—	22,943
Cash and cash equivalents, beginning of period	463	4,381	13,793	—	18,637

Cash and cash equivalents, end of period	$1,444	$5,408	$34,728	$—	$41,580

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Risk factors that may affect our results include the Risk Factors set forth in Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

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

OVERVIEW

General

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit and gourmet food products and other gifts, which are marketed under the Harry and David ® and Wolferman’s ® brands. We market our products through multiple channels, including direct marketing (via catalogs, phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores and wholesale distribution through select retailers.

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

Acquisition of Wolferman’s business

On January 15, 2008, we completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s ® brand from Williams Foods, Inc., for a net purchase price of approximately $22.8 million, which included $0.6 million of transaction related expenses and also reflect $0.4 million due from Williams Foods, Inc. related to the final working capital adjustment. We paid for the acquisition of Wolferman’s with available cash balances. We anticipate this acquisition will leverage our infrastructure and generate operating and marketing synergies and productivity improvements for both the Harry and David ® and Wolferman’s ® brands. In connection with the acquisition, Williams Foods, Inc., has agreed to provide certain transitional services, as needed, through September 2008. The operating results of Wolferman’s are included in our Direct Marketing and Wholesale segments according to the nature of the operating activity. For further information see “Note 4-Acquisition” in the notes to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q. The acquisition was a permitted under the terms of our credit agreement.

Sale of the Jackson & Perkins business

We sold our Jackson & Perkins business in the fourth quarter of fiscal 2007, including the direct marketing and wholesale businesses, the Jackson & Perkins ® brand, catalog, e-commerce website and associated inventory, including rose plants, horticultural products and home and garden décor, as well as its direct marketing and wholesale customer lists and relationships. In association with the sale of the Jackson & Perkins business, we also sold approximately 3,200 acres of land in Wasco, California, which had been used primarily to support the rose growing operations of Jackson & Perkins, as well as the related buildings and equipment. In connection with the sale of the business, we entered into an agreement with the buyer to provide certain transitional services through June 2008.

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

MATTERS AFFECTING COMPARABILITY

We report our financial statements using a 52/53-week year with our quarters ending on the last Saturday of September, December, March and June. Fiscal year 2008, beginning July 1, 2007 and ending June 28, 2008, includes 52 weeks versus 53 weeks in fiscal year 2007, from June 25, 2006 through June 30, 2007. Therefore, the fiscal 2008 year-to-date period includes 39 weeks versus 40 weeks for fiscal 2007 year-to-date period. Accordingly, results for these two periods may not be comparable.

Sales in the third fiscal quarter can also be impacted by the timing of Easter each year, with the date of Easter falling in either the third or fourth quarter each year. In fiscal year 2008, Easter occurred in the third quarter, while in fiscal year 2007 Easter occurred in the fourth quarter. Additionally, a portion of our Direct Marketing sales are derived from Fruit-of-the-Month Club ® product shipments. As such, results in this segment may vary between periods due to variations in fruit availability year- to-year, as well as other factors.

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our net sales from continuing operations and net sales by reportable business segment and from our “Other” category for the periods indicated (dollars are in millions).

	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirty-nine Weeks Ended		Forty Weeks Ended
	March 29, 2008	Percent of Total	March 31, 2007	Percent of Total	March 29, 2008	Percent of Total	March 31, 2007	Percent of Total
Direct Marketing	$43.6	63.8%	$47.6	64.9%	$338.5	69.4%	$345.8	69.4%
Stores	21.9	32.1%	20.5	28.0%	117.5	24.1%	117.5	23.6%
Wholesale	2.7	4.0%	4.9	6.7%	30.2	6.2%	33.2	6.7%
Other	0.1	0.1%	0.3	0.4%	1.5	0.3%	1.6	0.3%

Total Net Sales	$68.3	100.0%	$73.3	100.0%	$487.7	100.0%	$498.1	100.0%

Net sales from continuing operations for the thirteen weeks ended March 29, 2008, decreased $5.0 million, or 6.8%, over the thirteen weeks ended March 31, 2007 and decreased $10.4 million, or 2.1%, over the forty weeks ended March 31, 2007. Net sales decreased $7.2 million, or 1.5%, from fiscal 2007 to fiscal 2008, normalized for the thirty-nine week period. The net sales decrease in both periods was driven by reduced sales volumes in our Direct Marketing and Wholesale segments, partially offset by volume increases in our Stores segment due to sales generated from new (non-comparable) stores.

Direct Marketing

Our Direct Marketing segment net sales decreased $4.0 million, or 8.4%, to $43.6 million in the thirteen-week period ended March 29, 2008, from $47.6 million in the thirteen-week period ended March 31, 2007, primarily due to reduced order volume in the current fiscal period, partially offset by higher average selling prices. The shift in Easter and the addition of Wolferman’s sales activity favorably impacted sales in the current fiscal period; however, we still experienced a net decline in order volume and dollars driven by the timing of Fruit-of-the-Month Club ® product shipments and lower customer demand.

For the year-to-date comparable periods, after taking into account the extra week in fiscal 2007, which represented $1.4 million in sales, our Direct Marketing segment net sales decreased $5.9 million, or 1.7%, for the thirty-nine weeks ended March 29, 2008 compared to the prior fiscal year. The factors for the decrease are primarily due to the factors described above for the thirteen-week period.

Stores

Our Stores segment net sales increased $1.4 million, or 6.8%, to $21.9 million in the thirteen-week period ended March 29, 2008, from $20.5 million in the thirteen-week period ended March 31, 2007. The sales increase was driven by new (non-comparable) stores activity and the Easter shift. Comparable store sales for the same period were down 0.2% which was driven by a decline in customer traffic, partially offset by higher average unit retail sales. Adjusted for the Easter shift, comparable store sales declined approximately 4%.

For the year-to-date comparable periods, after taking into account the fortieth week in fiscal 2007, which impacted sales by $1.6 million, our Stores segment net sales increased $1.6 million, or 1.4%, driven by sales generated from new (non-comparable) stores and higher average sales per unit, offset by lower customer traffic as compared to last year.

As of March 29, 2008, we had 145 stores in operation, as compared to 134 stores in operation as of the same period last fiscal year, representing the impact of 11 net new stores, which represents 14 new stores and 3 closed stores in period. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. If a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store.

Wholesale

Our Wholesale segment net sales decreased $2.2 million, or 44.9%, to $2.7 million, in the thirteen weeks ended March 29, 2008, as compared to the prior year. The decrease was primarily due to lower repeat volumes with certain customers, partially offset by Wolferman’s wholesale activity.

For the year-to-date comparable periods, after taking into account the fortieth week in fiscal 2007, which impacted sales by $0.2 million, our Wholesale segment net sales declined $2.8 million, or 8.5%, from fiscal 2007 to fiscal 2008. The decline was driven by the same factors discussed above for the thirteen-week period.

Other

Other category net sales, which primarily consist of commercial fruit products, were down $0.2 million and $0.1 million for the thirteen and thirty-nine weeks ended March 29, 2008, respectively, as compared to the prior year.

GROSS PROFIT

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment including our “Other” category, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in millions).

	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirty-nine Weeks Ended		Forty Weeks Ended
	March 29, 2008	Percent of Net Sales	March 31, 2007	Percent of Net Sales	March 29, 2008	Percent of Net Sales	March 31, 2007	Percent of Net Sales
Direct Marketing	$11.9	27.3%	$19.8	41.6%	$173.8	51.3%	$178.2	51.5%
Stores	8.7	39.7%	8.8	42.9%	56.9	48.4%	59.3	50.5%
Wholesale	(0.8)	(29.6)%	0.8	16.3%	4.9	16.2%	7.7	23.2%
Other	0.0	0.0%	0.0	0.0%	0.0	0.0%	0.0	0.0%

Total Gross Profit	$19.8	29.0%	$29.4	40.1%	$235.6	48.3%	$245.2	49.2%

Gross profit from continuing operations decreased $9.6 million, or 32.7%, to $19.8 million in the thirteen-week period ended March 29, 2008, from $29.4 million in the thirteen-week period ended March 31, 2007. Consolidated gross profit as a percentage of consolidated net sales was 29.0% in the thirteen-week period ended March 29, 2008, and 40.1% in the thirteen-week period ended March 31, 2007.

Excluding the fortieth week, which accounted for $1.2 million of gross profit in fiscal 2007, gross profit decreased $8.4 million, or 3.4% in the year-to-date period ended March 29, 2008. Consolidated gross profit as a percentage of consolidated net sales was 48.3% in the twenty six-week period ended March 29, 2008, and 49.2% in the twenty seven-week period ended March 31, 2007.

Direct Marketing

Our Direct Marketing segment gross profit decreased $7.9 million, or 39.9%, to $11.9 million in the thirteen-week period ended March 29, 2008, from $19.8 million in the thirteen-week period ended March 31, 2007, while gross margin declined to 27.3% in the current fiscal period compared to 41.6% in the prior fiscal period. Several factors our gross margin to fall compared to the same to the same period last year. Gross margin was lower than last year due to a favorable inventory adjustment to prior year cost of goods sold. However, this favorable adjustment was largely attributable to prior periods, as highlighted in the footnotes that follow our EBITDA table below. The decline in gross profit was also caused by increased freight and fixed costs and increased inventory reserves and adjustments, which was largely related to the conversion to our new ERP system. Additionally, gross margin declined due to the deleveraging of fixed overhead costs on reduced sales.

In addition to the factors driving the gross margin decline, gross profit was negatively impacted by the timing of the Fruit-of-the-Month Club ® product shipments, partially offset by the favorable shift in Easter as well as the addition of Wolferman’s direct marketing activity.

For the year-to-date period, after taking into account the extra week in fiscal 2007, which impacted gross profit by $0.5 million, our Direct Marketing segment gross profit decreased $3.9 million, or 2.2%. On a rate basis, gross margin declined slightly from 51.5% to 51.3%. The gross profit decrease for the year-to-date period was primarily due to the inventory correction mentioned above and the timing of the Fruit-of-the-Month Club ® product shipments, partially offset by the shift in Easter as well as Wolferman’s direct marketing activity.

Stores

Our Stores segment gross profit decreased $0.1 million, or 1.1%, to $8.7 million in the thirteen-week period ended March 29, 2008, from $8.8 million in the thirteen-week period ended March 31, 2007 and gross profit as a percentage of Stores segment net sales was 39.7% in the thirteen weeks ended March 29, 2008, compared to 42.9% in the prior year quarter. The decrease in gross profit was driven by higher freight costs as well as higher fixed expenses in the current fiscal period, largely offset by the net sales increase from our new stores. The gross margin decline was attributable to higher allocated costs, increased promotional expense and markdowns, and higher freight costs, partially offset by higher average selling prices.

Excluding the fortieth week, which contributed $0.6 million of gross profit, the decrease in the thirty-nine weeks ended March 29, 2008 versus the same period in the prior fiscal year was $1.8 million, or 3.1%, and the rate declined to 48.4% as compared to 50.5% in the prior fiscal year. The drivers for the decreases in the year-to-date period were primarily the same as those discussed above for the third fiscal quarter.

Wholesale

Our Wholesale segment gross profit decreased $1.6 million, or 200.0%, to $(0.8) million in the thirteen-week period ended March 29, 2008, from $0.8 million in the thirteen-week period ended March 31, 2007. On a rate basis, gross profit declined to (29.6)% in the current fiscal quarter, compared to 16.3% in the prior fiscal quarter. For the year-to-date comparable periods, after taking into account the fortieth week, which contributed $0.1 million of gross profit, the decrease versus last year was $2.7 million, or 35.5%, and gross margin declined to 16.2% from 23.2% in the prior year. The gross profit and rate declines for both the thirteen and thirty-nine week-periods ended March 29, 2008 were primarily due to lower sales volume and a shift in product mix coupled with higher inventory write-offs and higher fixed costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment including these expenses as a percentage of net sales for the periods indicated (dollars are in millions).

	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirty-nine Weeks Ended		Forty Weeks Ended
	March 29, 2008	Percent of Net Sales	March 31, 2007	Percent of Net Sales	March 29, 2008	Percent of Net Sales	March 31, 2007	Percent of Net Sales
Direct Marketing	$28.3	64.9%	$28.8	60.5%	$112.9	33.4%	$112.8	32.6%
Stores	18.3	83.6%	16.5	80.5%	56.8	48.3%	53.2	45.3%
Wholesale	0.6	22.2%	0.7	14.3%	2.7	8.9%	2.8	8.4%
Other	0.0	0.0%	0.0	0.0%	0.0	0.0%	0.0	0.0%

Total Selling, General, & Administrative	$47.2	69.1%	$46.0	62.8%	$172.4	35.3%	$168.8	33.9%

Selling, general and administrative expenses from continuing operations increased $1.2 million during the thirteen-week period ended March 29, 2008 as compared to the thirteen-week period ended March 31, 2007. The increase in selling, general and administrative expenses for the quarter was driven by a combination of higher advertising costs in our Direct Marketing segment, higher payroll and related benefit expenses tied to merit and personnel increases, higher lease and operating costs related to new stores, store impairment charges, and higher outside consulting costs. These increases were largely offset by a decrease in incentive compensation expenses and lower pension expense caused by the freeze of our defined benefit plans as compared to the prior fiscal period.

In the year-to-date comparable periods, after taking into account the fortieth week, selling, general and administrative expenses were approximately $6.3 million or 3.8% higher in fiscal 2008, as compared to fiscal 2007. The increase was primarily attributable to the factors discussed above in the thirteen-week period, with the exception of outside consulting costs, which were lower on a year-to-date basis as compared to the prior fiscal period.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 69.1% in the current quarter as compared to 62.8% in the prior quarter and 35.3% in the current year thirty-nine week period as compared to 33.9% in the prior year forty week period.

OTHER (INCOME) EXPENSE

Other expense from continuing operations decreased by $0.2 million, to $4.8 million in the thirteen-week period ended March 29, 2008, compared to $5.0 million in the thirteen-week period ended March 31, 2007. The other expense for the thirteen weeks ended March 29, 2008 was primarily comprised of $4.8 million in net interest expense. The other expense for the thirteen weeks ended March 31, 2007, was primarily comprised of net interest expense of $5.3 million, partially offset by $0.3 million in other income related to legal settlements.

Other expense from continuing operations increased by $13.2 million, to $17.0 million in the thirty-nine week period ended March 29, 2008 compared to $3.8 million in the forty week period ended March 31, 2007. The other expense for the current fiscal period was primarily comprised of net interest expense of $17.2 million, partially offset by $0.3 million of net gain on our debt prepayment (as discussed in “Note 8-Borrowing Arrangements” in Item I in this Form 10-Q) and $0.1 million of net other expense. The other expense for the forty weeks ended March 31, 2007 was primarily comprised of net interest expense of $20.0 million, partially offset by the recognition of a non-cash curtailment gain of $15.8 million associated with the freeze of our defined benefit plans and $0.3 million of other income related to legal settlements.

The decrease in net interest expense is due to a combination of lower borrowings on our revolving credit facility, lower variable interest rates on our floating rate senior notes and lower amounts outstanding on our senior notes.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences. For fiscal 2008, the difference in the effective rate and the federal statutory rate is primarily due to state income taxes.

EBITDA

Our earnings before income taxes, interest, and depreciation and amortization (EBITDA) from continuing operations for the thirteen-week period ended March 29, 2008 decreased $10.6 million from the prior year, primarily due to a decline in operating performance, as described above. EBITDA from continuing operations for the thirty-nine weeks ended March 29, 2008 decreased $28.3 million from the prior year primarily due to lower operating income as well as the prior year non-cash pension curtailment gain, which resulted in a $15.8 million benefit to EBITDA in fiscal 2007.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see note below, Non-GAAP Financial Measure: EBITDA. The following table reconciles EBITDA from continuing operations to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income, which we believe to be the closest GAAP performance measure to EBITDA. Certain rounded amounts below have been adjusted in order to agree to net income (loss) from continuing operations or year-to-date amounts (dollars are in millions).

	Thirteen weeks ended March 29, 2008	Thirteen weeks ended March 31, 2007	Thirty-nine weeks ended March 29, 2008	Forty weeks ended March 31, 2007
Net income (loss) from continuing operations	$(21.0)	$(13.0)	$28.9	$44.2
Interest expense, net from continuing operations	4.8	5.3	17.2	20.0
Provision (benefit) for income taxes from continuing operations	(11.3)	(8.7)	17.3	28.3
Depreciation and amortization from continuing operations	5.4	4.9	15.0	14.2

EBITDA from continuing operations	$(22.1)	$(11.5)	$78.4	$106.7
Interest expense, net from continuing operations	(4.8)	(5.3)	(17.2)	(20.0)
Provision for income taxes from continuing operations	11.3	8.7	(17.3)	(28.3)
Amortization of deferred financing costs	0.7	0.6	2.0	2.0
Stock option compensation expense	0.1	0.1	0.4	0.4
Loss on disposal and impairment of fixed assets and other long-lived assets	1.2	—	1.7	0.2
Gain on short-term investments	—	(0.2)	(0.2)	(0.2)
Deferred income taxes	(0.6)	(8.9)	(27.4)	27.7
Gain on debt prepayment	—	—	(0.3)	—
Pension curtailment gain	—	—	—	(15.8)
Changes in operating assets and liabilities from continuing operations	(50.7)	(54.6)	37.9	0.1
Net cash provided by (used in) discontinued operations	1.2	1.2	3.1	(1.6)

Net cash provided (used in) by operating activities	$(63.7)	$(69.9)	$61.1	$71.2

In the thirteen-week period ended March 29, 2008, net loss and EBITDA from continuing operations included:

•	$1.5 million of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$0.1 million of employee executive recruiting charges;

•	$1.2 million loss on disposal and impairment of fixed assets and long-lived assets;

•	$0.3 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.3 million of severance and re-organization payroll and benefits;

•	$0.2 million income from the application of FIN 48;

•	$0.4 million expense for certain inventory adjustments related to our ERP conversion in the third quarter; and

•	$0.2 million in inventory step-up purchase accounting adjustments.

In the thirteen-week period ended March 31, 2007, net loss and EBITDA from continuing operations included:

•	$0.4 million of consulting fees associated with the implementation of our ERP software project, and other information technology projects;

•	$0.3 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.2 million of income recognized from vendor settlements; and

•	$1.9 favorable adjustment due to the reconciliation of aged unmatched inventory receipts identified in the ERP conversion process.

In the thirty-nine week period ended March 29, 2008, net income and EBITDA from continuing operations included:

•	$3.3 million of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$0.2 million of employee executive recruiting charges;

•	$1.7 million loss on disposal and impairment of fixed assets and long-lived assets;

•	$0.3 million net gain on prepayment of long-term debt;

•	$0.8 million of fees paid to Wasserstein and Highfields under the management agreement;

•	$0.3 million of costs associated with legal settlements;

•	$0.7 million of severance and re-organization payroll and benefits;

•	$0.2 million income from the application of FIN 48;

•	$0.4 million expense for certain inventory adjustments related to our ERP conversion; and

•	$0.2 million in inventory step-up purchase accounting adjustments.

In the forty week period ended March 31, 2007, net income and EBITDA from continuing operations included:

•	$15.8 million non-cash pension curtailment gain

•	$2.8 million of consulting fees associated with the implementation of our ERP software project, other information technology projects;

•	$0.5 million of employee executive recruiting charges;

•	$0.8 million of severance;

•	$0.8 million of fees paid to Wasserstein and Highfields under our management agreement;

•	$0.2 million loss on disposal of fixed assets;

•	$0.5 million of income recognized from vendor settlements; and

•	$1.5 favorable adjustment due to the reconciliation of aged unmatched inventory receipts identified in the ERP conversion process.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At March 29, 2008, our primary sources of liquidity were cash and cash equivalents of $90.1 million and unused borrowings under our revolving credit facility of approximately $123.8 million to the extent of our current available borrowing base. As of March 29, 2008, we had no borrowings outstanding and $1.2 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at March 29, 2008, were approximately $5.0 million. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility to finance operations leading up to the holiday selling season. Our available cash and borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during the fourth calendar quarter (our second fiscal quarter) because of the holiday selling season (see “Seasonality” below).

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

Cash Flows Provided by Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations totaled $58.0 million in the thirty-nine week period ended March 29, 2008, compared to $72.8 million in the forty week period ended March 31, 2007. The $14.8 million decrease over prior year was primarily attributable to a decline in operating income in the period.

Cash Flows Used in Investing Activities from Continuing Operations

Cash used in investing activities from continuing operations totaled $12.7 million in the thirty-nine week period ended March 29, 2008, compared to $48.5 million in the forty week period ended March 31, 2007. Investing activities in fiscal 2008 consisted primarily of cash used to acquire the Wolferman’s business, as well as capital expenditures used to fund the development of new stores, our new optical defect pear sorter, and our ERP system implementation, partially offset by proceeds from short-term investments.

Cash Flows Provided by (Used in) Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations totaled $10.7 million for the thirty-nine weeks ended March 29, 2008, compared to $0.4 million provided in the forty weeks ended March 31, 2007. Financing activities in fiscal 2008 primarily consisted of borrowings and repayments on our revolving credit facility, $9.4 million used to buyback our senior notes and $1.4 million in repayments for our capital lease obligations. The financing activities in the prior fiscal period were primarily comprised of borrowings and repayments on our revolving credit facility and $1.0 million in cash provided by proceeds from stock option exercises, partially offset by $0.6 million repayments for our capital lease obligations.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations totaled $3.1 million for the thirty-nine weeks ended March 29, 2008, compared to a cash usage of $1.6 million in the forty weeks ended March 31, 2007. The increase in operating cash for the thirty-nine weeks ended March 29, 2008 compared to the forty weeks ended March 31, 2007, was due to cash payments made to us for transitional services we provided to the buyers of the Jackson & Perkins business.

Cash flows provided by investing activities were $3.2 million for the thirty-nine weeks ended March 29, 2008 and were primarily comprised of the proceeds received for certain amounts due in connection with the sale of Jackson & Perkins in the fourth quarter of fiscal 2007. Cash flows used by investing activities were $0.2 million in the forty weeks ended March 31, 2007, consisting primarily of capital expenditures in the prior year period.

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

As of March 29, 2008, we had no outstanding borrowings and $1.2 million in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total additional available borrowings at March 29, 2008, were approximately $5.0 million. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

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

In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31 each year an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of at least $50.0 million, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. We also are also subject to annual limitation on our capital expenditures, subject to certain adjustments, through the terms of the revolving credit facility.

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Item 1A – Risk Factors” in our Annual Report on Form 10-K. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture. At March 29, 2008, we were in compliance with all of our covenants under the credit agreement.

Long-term Debt

In February 2005, Harry & David Operations Corp. issued $70.0 million in Senior Floating Rate Notes due March 1, 2012, and $175.0 million of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). In fiscal 2006, Harry & David Operations Corp. completed the public exchange offer for the Senior Notes. The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 8.08% and 10.36% at March 29, 2008, and June 30, 2007, respectively. The Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

During the thirty-nine weeks ended March 29, 2008, we prepaid $9.4 million of our fixed and floating rate Senior Notes in open market purchases. The debt prepayment resulted in a net gain of $0.3 million, comprised of a $0.6 million discount on the repayment of $10.0 million of outstanding principal of the Senior Notes, partially offset by the write-off of $0.3 million of unamortized deferred financing costs and third-party expenses of less than $0.1 million relating to the debt prepayment. Subsequent to our debt prepayment, we had $68.0 million in Senior Floating Rate Notes and $167.0 million in Senior Fixed Rate outstanding as of March 29, 2008.

In the fourth quarter of fiscal 2007, we completed the sale of the Jackson & Perkins businesses, including the direct marketing and wholesale business, the Jackson & Perkins ® brand, catalog, e-commerce website and associated inventories and in a separate transaction, completed the sale of the land and assets used by the Jackson & Perkins rose growing operations. As we have applied the net proceeds from the sale of Jackson & Perkins businesses and assets to pay down our revolver for working capital and for capital expenditures and for the purchase of Wolferman’s, LLC as described in “Note 4—Acquisition,” we have complied with the asset sale covenant under the indenture and are not required to make an offer to repurchase the Senior Notes.

On November 30, 2007, in connection with an internal corporate re-organization, Harry & David Operations Corp. merged with and into Harry and David, its wholly-owned subsidiary, and Harry and David assumed all of Harry & David Operations Corp.’s obligations under the Senior Notes pursuant to a supplemental indenture.

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

At March 29, 2008, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our Annual Report on Form 10-K, except as described below. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

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

INTEREST RATE RISK

Interest on our floating rate notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the floating rate notes, a 1.0% change in the interest rate on our variable rate debt would result in a $1.9 million corresponding effect on our interest expense on an annual basis.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 29, 2008. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 29, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors disclosed under “Risk Factors” in Item 1.A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and updated in our Form 10-Q for the second fiscal quarter ended December 29, 2007.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the thirteen and thirty-nine week periods ending March 29, 2008, we issued and sold an aggregate amount of 44 and 373 shares of common stock, respectively, par value $0.01 per share, upon exercise of employee stock options under our Amended and Restated 2004 Stock Option Plan for an aggregate consideration of less than $0.1 million in cash. These issuances of common stock were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

Date: May 9, 2008