Form 10-K
period 2008-06-28
Harry & David Holdings, Inc.
filed 2008-09-19
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable as the registrant’s common stock is not publicly-held or publicly traded.

The number of outstanding shares of the registrant’s common stock as of August 23, 2008 was 1,033,295.

AVAILABLE INFORMATION

We voluntarily file annual, quarterly, and current reports, and amendments to reports filed or furnished consistent with Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, information statements and other information regarding Harry & David Holdings, Inc. and other companies that file materials with the SEC electronically. We also make available free of charge through our website, www.hndcorp.com, copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished to the SEC.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance and growth potential of our brands, statements related to litigation matters, statements related to introducing new core and seasonal merchandise assortments, statements related to reducing returns, replacements and damages, statements related to implementing new inventory management systems, statements related to new marketing initiatives and expanding electronic direct marketing initiatives, statements related to transportation costs, statements related to our plans to open new retail stores, statements related to implementing new e-commerce functionality, statements related to future comparable store sales, statements related to our fiscal 2008 income tax provision and effective tax rate, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the impact of new accounting pronouncements, statements related to the impact of acquisitions, statements related to indemnifications under our agreements, statements related to legal proceedings and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those discussed in Part I – “Item 1A – Risk Factors” and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements, unless required by law.

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

Note that the dollar amounts presented in this Form 10-K are in thousands except per share data unless otherwise indicated.

OVERVIEW

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry and David® and our newly acquired Wolferman’s® brands. Our signature Harry and David® products include our flagship Royal Riviera® pears, our Fruit-of-the-Month Club® products, our Tower of Treats® gifts and Moose Munch® caramel and chocolate popcorn snacks. Our Wolferman’s® products include specialty English muffins and other breakfast products. In addition, on August 8, 2008, we acquired substantially all the assets of Cushman’s Fruit Company, Inc., adding to our product line the Cushman HoneyBells® citrus, among other products. Our marketing channels include direct marketing (via phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores and wholesale distribution through select retailers.

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

OUR HISTORY

Harry & David Holdings, Inc. (formerly known as Bear Creek Holdings, Inc.) was incorporated in March 2004 in Delaware for the purpose of acquiring Harry & David Operations Corp. (formerly known as Bear Creek Corporation).

On June 17, 2004, Harry & David Holdings, Inc. purchased all of the outstanding shares of common stock of Harry & David Operations Corp. (our “Predecessor” for accounting purposes), from Yamanouchi Consumer Inc., (“YCI”) (the “2004 Acquisition”). The 2004 Acquisition was financed through an $82,600 equity contribution from Wasserstein and Highfields, borrowings by our subsidiary Harry & David Operations Corp. of $155,000 under a senior secured term loan and borrowings by us of $13,900 under an unsecured term loan.

In February 2005, Harry & David Operations Corp. issued $70,000 of Senior Floating Rate Notes and $175,000 of Senior Fixed Rate Notes (the “Senior Notes”), the proceeds of which, together with operating cash, were used to repay the $155,000 secured loan and the $13,900 unsecured term loans and to return $82,630 of capital to Harry and David Holdings, Inc.’s initial stockholders. In fiscal 2006, Harry & David Operations Corp. completed the public exchange offer for the Senior Notes. On November 30, 2007, in connection with an internal corporate re-organization, Harry & David Operations Corp. merged with and into Harry and David, its wholly-owned subsidiary, and Harry and David assumed all of Harry & David Operations Corp.’s obligations under the Senior Notes pursuant to a supplemental indenture.

The results of operations presented in this Form 10-K for all periods prior to the 2004 Acquisition are referred to as the results of the “Predecessor.” The financial data of the Predecessor and Harry & David Holdings, Inc. (“Successor”) has been combined for fiscal year 2004 and is presented for comparative purposes.

Acquisition of Wolferman’s business

On January 15, 2008, we completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand, from Williams Foods, Inc., for a net purchase price of approximately $22,784, which included $622 of transaction related expenses. We paid for the acquisition of Wolferman’s with available cash balances. We anticipate this acquisition will leverage our infrastructure and generate operating and marketing synergies and productivity improvements for both the Harry and David® and Wolferman’s® brands. In connection with the acquisition, Williams Foods, Inc., has agreed to provide certain transitional services, as needed, through September 2008. The operating results of Wolferman’s are included in both of our Direct Marketing and

Wholesale segments according to the nature of the operating activity. For further information see “Note 5-Acquisition” in the notes to our consolidated financial statements within Item 15 of this Form 10-K. The acquisition was a permitted transaction under the terms of our credit agreement.

Acquisition of Cushman’s business

On August 8, 2008, we completed the acquisition of substantially all of the assets of Cushman Fruit Company, Inc., a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of approximately $8,615, excluding deal costs, subject to customary final working capital adjustments to be completed 60 days after the transaction date. We paid for the acquisition of Cushman’s with available cash balances. Our revolving credit agreement was amended to permit the acquisition and to address other administrative matters. Cushman’s has agreed to provide certain transitional services, as needed, for 60 days after the transaction date. The acquisition was completed subsequent to our fiscal year ended June 28, 2008 and, as such, Cushman’s results of operations are not included in our fiscal 2008 results.

Cushman’s was founded in 1945, is based in West Palm Beach, Florida, and is best known for its Cushman HoneyBells® citrus, a rare natural hybrid of Dancy Tangerine and Duncan Grapefruit. Cushman HoneyBells® citrus join Harry & David’s Royal Riviera® Pears and Wolferman’s® English Muffins in our family of nationally recognized brands.

Sale of the Jackson & Perkins businesses

As discussed elsewhere in this Form 10-K, we divested our Jackson & Perkins businesses in the fourth quarter of fiscal 2007, including the direct marketing and wholesale businesses, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventory, as well as its direct marketing and wholesale customer lists and relationships. In connection with the sale of the business, we entered into an agreement to provide certain transitional services to the buyer through June of fiscal 2008, which has been extended through October of fiscal 2009. The related assets were written down to fair value, resulting in a net loss on divestiture of Jackson & Perkins of $4,429. Proceeds on the sale, net of transaction fees, were $25,783. A portion of the proceeds received was comprised of net receivable amounts and product credits due from the buyer of $6,303, of which $1,848 was outstanding at June 28, 2008.

In a separate transaction associated with the sale of our Jackson & Perkins businesses, we also sold approximately 3,200 acres of land in Wasco, California, which had been used primarily to support the rose growing operations of Jackson & Perkins, as well as the related buildings and equipment. We recognized a net gain of $11,424 on the sale of land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations. Proceeds on the sale, net of transaction fees, were $27,726.

The total net gain recognized on the sale of the Jackson & Perkins businesses was $6,995, which is included within the results of discontinued operations in the consolidated statement of operations for fiscal 2008 and 2007. Also included in discontinued operations are the historical operating results of Jackson & Perkins business and the transitional revenues and expenses.

The results of operations of these components are presented in the consolidated statements of operations and cash flows as discontinued operations.

Unless otherwise noted, the former Jackson & Perkins segment is generally not discussed in this Item 1 Business section.

For further information regarding the divestiture of the Jackson & Perkins business, see “Note 6 – Discontinued Operations” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

For financial information about our reporting segments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and “Note 16 – Segment Reporting” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

OUR SEGMENTS

Our net sales are derived primarily from our Direct Marketing, Stores, and Wholesale segments. Our “Other” segment also derives sales from surplus, non-gift-quality fruit grown both in our orchards and from contract purchases. For further information on how we evaluate and define our reporting segments, see “Note 16 – Segment Reporting” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Our Brands

Under the Harry and David® brand, we grow, manufacture, design, package and market, through multiple channels, gift-quality fruit, such as our flagship Royal Riviera® pears and Fruit-of-the-Month Club® products, exclusive specialty food products and other gifts such as Moose Munch® caramel and chocolate popcorn snacks, packaged gift baskets and Tower of

Treats® gifts, other gourmet confections, chocolates, bakery items, specialty foods and home accessories. Under the Wolferman’s® brand, we design, package and market through multiple channels exclusive specialty food products including English muffins and other breakfast products. Our Harry and David® and Wolferman’s® products are sold through our catalogs, the Internet, business-to-business telemarketing, stores and wholesale channels. As discussed above, our newly acquired Cushman’s business adds its Cushman HoneyBells® citrus to our family of nationally recognized brands.

Direct Marketing

We offer a wide variety of gift-quality fruit and exclusive specialty foods and other gifts through our Harry and David and Wolferman’s catalogs, the Internet and our business-to-business and consumer telemarketing. The Direct Marketing metrics below do not include Wolferman’s activity for the year due to the lack of availability of comparative information.

Catalogs. Our catalogs have historically been and continue to be our primary marketing tool for both existing and new customers and help to generate the majority of our orders and sales in each of our direct marketing response channels. We maintain an active marketing and purchasing history, and we model a customer’s propensity to respond to future promotions. For prospective customers, we employ a similar strategy based on names and information that we rent from or exchange with third parties. In fiscal 2008, we circulated approximately 103.2 million Harry and David catalogs, an increase of approximately 4.3% over the prior fiscal year. In fiscal 2007, we circulated approximately 98.9 million Harry and David catalogs, an increase of approximately 0.7% over the prior fiscal year.

Internet. Our Harry and David website, at www.harryanddavid.com and our Wolferman’s website, at www.wolfermans.com, provide growing and complementary channels that enable customer access and convenience to our catalog business, enable timely communication through email, enhance our market share of last minute gift-giving sales and increase our brand awareness. In fiscal 2008, nearly 52% of all our direct marketing orders were placed over the Internet, which on a dollar basis, represents approximately 42% of net sales, and approximately 70% of our new customers placed at least one order on our website. In fiscal 2007, nearly 46% of all direct marketing orders were placed over the Internet, which on a dollar basis, represents approximately 38% of net sales, and approximately 63% of our new customers placed at least one order on our website. Our newly acquired Cushman’s business adds its website, at www.honeybell.com, to our group of internet sales channels.

Increased Internet orders help lower infrastructure and operating costs and improve inventory management through pricing flexibility, as well as lower customer acquisition expenses compared to catalogs. The Internet also allows us to capture a larger share of our customers’ gifting orders. We believe that our highly recognizable brand name has enabled us to develop strategic on-line partnerships, strategic advertising placement on websites and key word search placement on search engine websites.

Business-to-business sales. We offer business-to-business sales of our products for corporate gift-giving, incentive and consumer promotional programs throughout the year. Business-to-business customers tend to generate higher average order sizes and become valuable long-term customers. Our relationships with these customers are typically established for a specific period of time and are tied to a specific selling season or event.

Customer profile. In fiscal 2008, individuals accounted for the majority of our Direct Marketing net sales, while businesses accounted for the remaining sales. Our Direct Marketing customers are primarily affluent, well-educated, discerning, brand responsive family oriented women. The top 100 customers in our Direct Marketing segment represented approximately 1.6% of Direct Marketing segment net sales in fiscal 2008 compared to 1.5% in 2007.

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

Stores

We launched our Stores segment in 1993 and opened our flagship Country Village store near our headquarters in Medford, Oregon in 1994. Our Stores provide a platform to capture consumer demand for year-round gifts, self-consumption as well as entertaining needs. Our stores also increase our access to new customers and allow us to extend our Harry and David® brand presence to a wider audience. Our Stores segment also acts as a consumer testing ground for new products that can later be expanded into our Direct Marketing and Wholesale segments.

Our core products sold in stores include signature holiday and seasonal gift items such as boxes of Royal Riviera® pears and Tower of Treats® gifts. Our Stores segment also offers an expanded assortment of products for self-use and entertaining needs including a broad assortment of chocolates, confections, snacks, condiments, easy-to-prepare specialty foods, home entertainment products such as tabletop and home décor accessories.

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

Store locations. We operate our stores in leading outlet and lifestyle centers, specialty malls and other high traffic shopping areas throughout the United States. We intend to open new store locations, primarily in outlet centers. The number of stores in operation by type at fiscal year end was as follows:

Store Type	June 28, 2008	June 30, 2007	June 24, 2006
Country Village stores	1	1	1
Factory outlet center stores	95	88	83
Specialty stores	47	46	46

Total stores in operations	143	135	130

Customer profile. Similar to our Direct Marketing segment customers, our Stores segment customers are primarily affluent, well-educated, discerning, brand-responsive and family-oriented women. Our store customers, who are slightly younger, purchase primarily for self-use and entertaining purposes, while our Direct Marketing customers, who are typically slightly older, primarily make purchases for gifts. Stores customers make purchases year-round and more frequently in the non-holiday period than Direct Marketing customers and, therefore, provide us with new year-round customers to target through our Direct Marketing segment at favorable customer acquisition costs.

Competition. Our Stores compete based on proprietary, diverse and high-quality product offerings, and focus on customer satisfaction and gift services. Our primary competitors in the confections sector are See’s Candies, Lindt & Sprüngli (the parent company of Ghirardelli), Godiva and Rocky Mountain Chocolate. Our primary competitors in the specialty food and home accessories sector are Williams-Sonoma for our specialty stores and Kitchen Connection and Le Gourmet Chef for our outlets.

Wholesale

Our Wholesale segment was launched in fiscal 2001 to further expand our customer reach and brand awareness, focusing primarily on building relationships with leading retailers, generally including select club channel retailers, mass merchants, department stores, specialty retailers and grocery accounts. The top ten wholesale customers represented approximately 86% and 88% of Wholesale segment gross product revenues in fiscal 2008 and 2007, respectively. We also believe that our wholesale relationships increase our brand presence and awareness, and allow us to produce and sell greater amounts during our non-holiday selling season.

All of the products that we sell through the wholesale channel are branded, proprietary and packaged appropriately for retail customers. Harry and David products sold through the wholesale channel include chocolates and confections, such as Moose Munch® caramel and chocolate popcorn confection and Moose Munch® bars, as well as channel-appropriate gift baskets and other food gifts.

Competition. Our Wholesale segment’s primary competitors in the confections sector are premier confectioneries Lindt & Sprüngli (the parent company of Ghirardelli) and Godiva.

Production, Manufacturing and Support Functions

We own approximately 3,400 acres of land in Oregon, of which approximately 1,900 acres are planted orchards geographically dispersed throughout the Rogue Valley of Southern Oregon at varying elevations and micro-climates. This dispersion has historically allowed us to successfully mitigate the risks associated with frost, wind, hail, storm damage and other inclement weather as well as dependence on any single water source. Also included in our 3,400 acres is our 93-acre campus in Medford, Oregon, which houses our 54,000 square foot bakery, confectionery and chocolate complex dedicated to the production of baked goods, chocolates and confections, our 646,000 square foot fruit packing and gift assembly complex including cold storage, our 72,000 square foot year-round call center and various other distribution and storage facilities. Our owned acreage also includes housing for our seasonal workforce. We also own a 51-acre campus in Hebron, Ohio, which houses our 275,000 square foot fruit packing and gift assembly complex including cold storage and our 55,000 square foot office space and call center.

We are currently the largest producer of Comice pears in the United States, producing or controlling the majority of the gift-quality Comice pears commercially produced in the United States.

RAW MATERIALS, INVENTORY MANAGEMENT AND SOURCING

We outsource some of our products including selected fresh produce, meats, certain confections, snacks, condiments and tabletop, entertaining and home décor accessories. We maintain high quality standards in our selection of third-party vendors to which we outsource and from which we purchase.

Our primary raw materials include paper for our catalogs, corrugated paper for our delivery needs, and chocolate, butter, cheese and fruit that we do not produce or grow ourselves. We attempt to have multiple suppliers for critical raw materials in order to avoid dependency on any one particular supplier. We develop our products based on projected demand and have the flexibility in our manufacturing operation to change the quantity and assortment of products to ensure we have adequate supply while minimizing lost sales or excess inventory.

DISTRIBUTION AND LOGISTICS

We operate two year-round distribution centers, located in Medford, Oregon and Hebron, Ohio, to deliver our products to our customers. In Medford, Oregon, plant products and food products along with other store merchandise are distributed through two discrete buildings. In Hebron, Ohio, our products are packaged and distributed in a combination of owned and leased buildings. In addition to our owned facilities, we lease storage and distribution facilities throughout the United States during the holiday selling season.

From our manufacturing and packaging facilities, products are typically shipped by refrigerated truck or common carrier to one of our distribution centers. Depending on the ultimate customer, subsequent distribution may include truck shipment to regional distribution points, to our Stores or to our wholesale customers. Shipments to customers from our distribution points are carried by commercial parcel service or U.S. Postal Service. For expedited deliveries, we can ship directly through commercial parcel service or the U.S. Postal Service from our facilities in Medford, Hebron or other seasonal distribution locations. Larger wholesale customers often pick up products directly from our distribution centers.

INFORMATION TECHNOLOGY

Our information technology systems consist of both purchased systems and proprietary software that have fully-integrated functionality. Our internally developed order fulfillment software is integrated with our manufacturing and distribution operations. At the point of order, a customer is able to select a desired receipt date to coincide with gift-giving occasions. In addition, the system is able to select products from our inventory that comply with state or international agricultural restrictions, as appropriate, and assign the distribution facility from which the order will be shipped.

Our information technology department generally manages our technology systems, but in some cases, where appropriate, systems and data are managed outside of the department. We have invested significant capital to develop our information technology infrastructure and we estimate annual expenditures will generally include selected system replacements, normal maintenance and functional enhancements.

Our information technology systems were designed with an emphasis on infrastructure stability. While several of our systems are linked, in the event of a system error, built-in redundancy and fail-safe capabilities are generally designed to keep remaining systems operational whenever possible.

CALL CENTERS AND CUSTOMER SERVICE

We accept orders through two year-round call centers located in Medford, Oregon and Hebron, Ohio, which collectively operate 24 hours a day, seven days a week. We have a 72,000 square foot call center at our Medford, Oregon facility and a 55,000 square foot call center and office space at our Hebron, Ohio facility. In order to support our peak selling season, we also operate a seasonal call center in Eugene, Oregon. Our newly acquired Cushman’s business (discussed above) does not currently utilize our call center as such services are and will be outsourced to third-parties until the transition to our call centers are complete.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We hold trademark registrations covering the form and style of most of the slogans and trademarks used in our advertisements and packaging materials, including Royal Riviera® pears, Fruit-of-the-Month Club® product shipments, Tower of Treats® gifts, Moose Munch® caramel and chocolate popcorn snacks, Wolferman’s® products and recipes and Cushman HoneyBells® citrus. We believe that our trademark registrations are of significant value to our business.

We own or have rights to trademarks and trade names that we use in conjunction with the operation of our business. Our service marks and trademarks used in this Form 10-K include: Harry and David®; Royal Riviera® pears; Fruit-of-the-Month Club®; Tower of Treats®; Moose Munch®; Royal Chocolates®; Wolferman’s® and Cushman HoneyBells® citrus. Each trademark, trade name or service mark of any other company appearing in this Form 10-K belongs to its holder. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship by us of, the trademark, trade name or service mark owner.

EMPLOYEES

At August 23, 2008, we had 1,321 full-time employees. During the fiscal 2008 holiday selling season, we employed approximately 9,292 workers.

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

Our operations are also subject to federal and state laws governing the collection and use of personal identifying information obtained from individuals when accessing the Internet, with particular emphasis on access by minors. In addition, governmental authorities have enacted and/or proposed regulations to govern the collection and use of personal information that may be obtained from customers or visitors when accessing the Internet. These regulations may include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC has made inquiries and investigations of companies’ practices with respect to their information collection and dissemination practices to confirm that these are consistent with stated privacy policies and to determine whether companies take precautions to secure the privacy policies of these customers, including policies relating to security of consumers’ personal information. In some situations, the FTC has brought actions against companies to enforce the privacy of these customers, including policies relating to the security of consumers’ personal information. Additionally, U.S. and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists.

ITEM 1A.	RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business, which should be carefully considered together with the other information contained in this Form 10-K and in our other filings with the SEC. If any such risks and uncertainties actually occur, our business, financial condition or other operating results could differ materially from the plans, projections and other forward-looking statements included in “Item 7 – Management’s Discussion & Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K and in our other public filings. See “Forward-looking Statements” discussion at the beginning of this Form 10-K. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties actually occur, our business, financial condition or operating results could be harmed substantially.

Demand for our merchandise is difficult to gauge and our inability to predict consumer spending patterns and consumer preferences may reduce our revenues, gross margins and earnings.

Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. Declines in consumer spending could reduce our revenues, gross margins and earnings. We are currently operating in challenging macroeconomic conditions which have continued into the first quarter of fiscal 2009 and have had a negative impact on our revenues, gross margins and earnings. We believe these conditions will continue during the remainder of fiscal 2009. While we are taking steps to implement changes in our business strategy that we hope over time will both increase revenue and reduce costs, these initiatives will take time to implement and we cannot assure that these initiatives will be successful or that they will have any positive effect on our operating results.

Forecasting consumer demand for our merchandise is difficult given the nature of changing consumer preferences, which can vary by season and from one geographic region to another. If the demand for our merchandise is lower than expected we will be forced to discount more merchandise, which reduces our gross margins and earnings. Our inventory levels fluctuate seasonally, and at certain times of the year, such as during the holiday season, we maintain higher inventory levels and are particularly susceptible to risks related to demand for our merchandise. If we elect to carry relatively low levels of inventory and demand is stronger than we anticipated, we may be forced to backorder merchandise in our direct channels or not have merchandise available for sale in our retail stores, which may result in lost sales and lower customer satisfaction.

The majority of our sales and net earnings are realized during the holiday selling season from October through December; therefore, if sales during this period are below our expectations, there may be a disproportionate effect on our revenues and expenses.

We experience significantly increased sales activity during the holiday selling season, particularly between the Thanksgiving and Christmas holidays. For example, in fiscal 2008 our Direct Marketing and Stores segments collectively generated approximately 64% of their annual net sales during the holiday selling season. If sales during this period are below our expectations, there may be a disproportionate effect on our revenues and expenses. Accordingly, changing economic conditions or deviations from projected demand for products during the holiday selling season in the fourth calendar quarter could have a material adverse effect on our financial position and results for the full year.

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

Disruption in our operations in preparing for, or experienced during, the holiday season could result in decreased sales. Such disruptions can result from interruptions or delays in telecommunication systems or the Internet that interfere with our order-taking process, and/or supply chain disruptions caused by an interruption in our information technology systems or at our distribution centers. These disruptions could impede the timely and effective delivery of our products and result in cancelled orders, a delay in the circulation of our holiday catalogs, or other problems with our information technology or order-fulfillment operations as discussed below.

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

We conduct the majority of our distribution operations through two year-round distribution centers. A serious disruption or slow-down at any of these facilities could materially impair our ability to distribute our products to customers in a timely manner or at the anticipated cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace any of our distribution centers or systems, which could reduce our revenues and profits and may harm our relationships with our customers. A significant portion of our products are perishable goods, and any disruption in operations, particularly any failure of our cold storage facilities, could damage a significant portion of our inventory and require us to write off that damaged inventory, thereby increasing our expenses.

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

Because competition for our employees is intense, we may not be able to attract and retain the highly skilled and seasonal employees we need to support our current operations and planned growth, or if we experience work stoppages or slow-downs, we could be adversely affected.

Our ability to provide high quality products, as well as our ability to execute our business plan generally, depends in large part upon our ability to attract and retain highly qualified personnel. Competition for such personnel is intense. We have in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The location of our corporate offices outside of a major metropolitan area, under some circumstances, makes it more difficult to recruit personnel in certain fields, such as finance, marketing and design. At certain times, we may have difficulty in our efforts to recruit and retain the required personnel. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Our success depends on our ability to take orders and source and distribute merchandise efficiently through appropriate systems and procedures. We regularly evaluate our information technology systems and requirements and, from time to time, we may substantially upgrade or otherwise modify the information technology systems that support our product pipeline, including systems relating to product design, sourcing, merchandise planning, forecasting, purchase orders, inventory, order taking, distribution, transportation and price management. There are inherent risks associated with modifying our core systems, including possible supply chain disruptions that would affect our ability to take orders and ship products to our stores and customers on a timely basis. Any disruptions could result in decreased sales or cause us to incur unanticipated expenses, thereby reducing our profitability.

We must successfully manage our Internet business.

The success of our Internet business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches, consumer privacy concerns as well as the need to protect our brands and intellectual property against online trademark infringement by our competitors. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

SEC reporting obligations place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls. This process requires us to document our internal controls over financial reporting and to potentially make significant changes thereto. See also Part II – “Item 9A – Controls and Procedures.”

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

We rely upon third-party carriers for our product shipments, including shipments to, from and between our stores. Accordingly, we are subject to risks, including employee strikes and inclement weather, which may affect our third-party carriers’ abilities to meet our delivery needs. Among other things, any circumstances that require us to use other delivery services for all or a portion of our shipments could result in increased costs and delayed deliveries and could materially harm our business. In addition, we are subject to the risk that our service providers may increase the rates they charge, terminate their contract with us, decrease the rate discounts provided to us when an existing contract is renewed or that we may be unable to agree on the terms of a new contract, any of which could materially adversely affect our operating results.

Increases in delivery rates or changes in the availability of rate discounts could have a negative impact on our operating results to the extent that we are unable to pass such increased costs on directly to customers or offset such increased costs by raising our selling prices. In addition, fuel costs are a significant component of our product delivery costs. There is a risk of continued higher fuel costs, which, because of the inability of our third-party carriers to absorb such increases, could result in higher delivery expenses for us. In the event that our third-party carriers raise their prices to ship our goods, our customers might choose to buy comparable products locally to avoid delivery charges, which could negatively impact our sales.

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

The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand names or goodwill and cause a decline in consumer confidence, resulting in a decline in our sales. Any unauthorized use of our trademarks, such as Fruit-of-the-Month Club®, Wolferman’s® English muffins, Royal Rivera® pears or our newly acquired Cushman Honeybells® citrus by another party, in particular for use in connection with products of a lower quality than the products we offer, may dilute the value of our products and damage our reputation as a producer of high-quality, proprietary goods.

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

We have a significant amount of indebtedness. As of June 28, 2008, we had $235,599 of debt outstanding, representing the total outstanding principal amount of our Senior Notes and the long-term portion of our capital lease obligations. As of June 28, 2008, we also had $124,300 available under our revolving credit facility, excluding $700 in letters of credit outstanding. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Our total available borrowing capacity at June 28, 2008 was $3,783.

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

Our revolving credit facility and the indenture governing our Senior Notes include a number of restrictive covenants. Our credit facility covenants limit us and our subsidiary, Harry and David, and certain of its subsidiaries, and the indenture governing our Senior Notes limit Harry and David, and certain of its subsidiaries in, among other things:

•	incurring additional indebtedness or issuing preferred stock;

•	paying dividends or making other distributions or repurchasing or redeeming its stock or subordinated indebtedness;

•	making certain investments;

•	selling assets and issuing capital stock of restricted subsidiaries;

•	incurring liens;

•	entering into agreements restricting our subsidiaries’ ability to pay dividends;

•	entering into transactions with affiliates; and

•	consolidating, merging or selling all or substantially all of Harry and David or any of the guarantors’ assets.

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

We maintain proprietary information about our customers and their purchasing history. In connection with our efforts to seek new customers, we rely on our ability to rent customer lists from third parties and on our ability, subject to our privacy policy, to exchange our lists with third parties. Subject to confidentiality agreements and our privacy policy, we also rent our customer list to third parties.

Our operations are also subject to federal and state laws governing the collection and use of personal identifying information obtained from individuals when accessing the Internet, with particular emphasis on access by minors. In addition, other governmental authorities have enacted and/or proposed regulations to govern the collection and use of personal information that may be obtained from customers or visitors when accessing the Internet. These regulations may include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC has made inquiries and investigations of companies’ practices with respect to their information collection and dissemination practices to confirm that these are consistent with stated privacy policies and to determine whether companies take precautions to secure consumers’ personal information. In some situations, the FTC has brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers’ personal information. Additionally, U.S. and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists.

Becoming subject to the FTC’s regulatory and enforcement efforts, to those of another governmental authority or to those of private litigation could have an adverse effect on our ability both to collect demographic and personal information from our customers and to rent or exchange such information with third parties, which, in turn, could have an adverse effect on our marketing efforts, business, financial condition, results of operations and cash flow. In addition, the adverse publicity regarding the existence or results of an investigation could have an adverse impact on customers’ willingness to use our websites and catalogs and thus could adversely impact our future revenues.

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

Additionally, the continued threat of terrorism and related heightened security measures in the U.S. may disrupt commerce and the U.S. economy. Any further acts of terrorism or a war may disrupt commerce and undermine consumer confidence, which could negatively impact sales revenue by causing consumer spending and/or shopping center traffic to decline. Furthermore, acts of terrorism, acts of war and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from vendors for sale to our customers. Any significant declines in general economic conditions, public safety concerns or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table summarizes the location and general size of facilities that we own and are used by our operating segments as of June 28, 2008.

Location	Function	Size
Medford, OR
	Campus	93 acres
	Orchards Planted / Undeveloped / Other	1,900/1,000/400 acres
	Manufacturing / Distribution	386,000 sq ft
	Call Center	72,000 sq ft
	Office	329,000 sq ft
	Warehouse / Cold Storage	260,000 sq ft
Hebron, OH
	Campus	51 acres
	Packaging / Distribution / Warehouse	148,000 sq ft
	Call Center / Office	55,000 sq ft
	Cold Storage	127,000 sq ft

Our leased store space totaled 390,098 square feet for 143 stores as of June 28, 2008 compared to 362,444 square feet for 135 stores as of June 30, 2007. The retail stores are leased by us with original terms ranging generally from 5 to 20 years. Certain leases contain renewal options for periods of up to 10 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a negotiated threshold of sales after which a percent of sales is paid to the landlord.

The following table summarizes the location and general size of facilities that we lease and that are used by our operating segments as of June 28, 2008.

Location	Function	Size
Medford, OR	Cold Storage	446,665 sq ft
Hebron, OH	Warehouse	50,000 sq ft

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate the expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are involved from time to time in claims and legal actions incidental to our operations, both as plaintiff and defendant. In the opinion of management as of June 28, 2008, the ultimate liability, if any, arising from the actions or claims to which we are a party is not expected to have a material adverse effect, individually or in the aggregate, on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no established public trading market for our common stock and we have no authorized preferred stock.

HOLDERS

The outstanding voting securities of Harry & David Holdings, Inc. consist of shares of its common stock, par value $0.01 per share. As of June 28, 2008, there were 1,033,295 shares of our common stock outstanding. As of June 28, 2008 all shares of Harry & David Holdings, Inc.’s common stock were held by funds sponsored by Wasserstein and their affiliates, Highfields and their affiliates, and current and former employees of Harry and David.

DIVIDENDS

Although we paid dividends in fiscal 2006 and fiscal 2005, we do not plan to pay dividends on our common stock for the foreseeable future. Rather, for the foreseeable future, we expect to retain any future earnings to support the development and expansion of our business or make additional payments under our credit facility. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Our revolving credit facility and indenture governing our Senior Notes impose limitations on our and our subsidiaries’ ability to pay cash dividends or other payments or distributions with respect to their capital stock in excess of certain limitations, which, therefore, limits our ability to pay cash dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information Summary

The table below sets forth information regarding our Equity Compensation Plans as of June 28, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	62,530	$115.63	54,175
Equity Compensation Plans not approved by security holders	—	—	—

Total	62,530	$115.63	54,175

RECENT SALES OF UNREGISTERED SECURITIES

On various dates in fiscal 2008, we issued and sold an aggregate amount of 1,054 shares of common stock, par value $0.01 per share, upon exercise of employee stock options under our Amended and Restated 2004 Stock Option Plan for an aggregate consideration of $91 in cash. These issuances of common stock were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

Harry & David Holdings, Inc. was formed for the purpose of completing the acquisition of Harry & David Operations Corp. (our “Predecessor,” for accounting purposes, formerly known as Bear Creek Corporation). The selected historical consolidated financial information as of June 28, 2008, June 30, 2007, June 24, 2006 and June 25, 2005 and for the 52 weeks ended June 28, 2008, the 53 weeks ended June 30, 2007, and the 52 weeks ended June 24, 2006 and June 25, 2005, has been derived from, and should be read together with, the audited consolidated financial statements and accompanying notes of Harry & David Holdings, Inc. (“Successor”) appearing elsewhere in this Form 10-K. The selected historical consolidated financial information for the period from June 17, 2004 to June 26, 2004 has been derived from the audited consolidated financial statements of our Predecessor, which have not been included in this Form 10-K.

The following discussion should also be read together with Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and accompanying notes appearing in Part IV, Item 15 in this Form 10-K.

	Successor					Predecessor
	Fiscal year ended				Period from June 17, 2004 to June 26, 2004 (4)	Period from March 28, 2004 to June 16, 2004 (4)	Fiscal year ended March 27, 2004 (4)
Dollars in thousands, except per share data	June 28, 2008	June 30, 2007 (3)	June 24, 2006 (3)	June 25, 2005 (3)
Statement of Operations Data:
Net sales	$545,064	$561,017	$524,384	$490,738	$7,664	$61,845	$522,162
Gross profit	249,170	265,806	221,995	220,743	2,282	15,693	226,456
Operating income (loss) (1)	31,162	50,734	22,776	26,469	(1,741)	(25,795)	14,505
Net income (loss) from continuing operations	4,337	30,697	(5,661)	(5,274)	(1,378)	(15,332)	10,837
Net income (loss) from discontinued operations	271	1,304	(4,052)	951	—	—	—
Net income (loss) (1)	4,608	32,001	(9,713)	(4,323)	(1,378)	(15,332)	10,837
Basic net income (loss) per share:
Continuing operations	4.20	29.90	(5.58)	(5.27)	(1.38)	(15,332)	10,837
Discontinued operations	0.26	1.27	(4.00)	0.95	—	—	—

Total basic net income (loss) per share	$4.46	$31.17	$(9.58)	$(4.32)	$(1.38)	$(15,332)	$10,837

Diluted net income (loss) per share:
Continuing operations	4.16	29.90	(5.58)	(5.27)	(1.38)	(15,332)	10,837
Discontinued operations	0.26	1.27	(4.00)	0.95	—	—	—

Total diluted net income (loss) per share	$4.42	$31.17	$(9.58)	$(4.32)	$(1.38)	$(15,332)	$10,837

Weighted-average shares used in per share calculations:
Basic	1,032,577	1,026,604	1,013,650	1,000,000	1,000,000	1,000	1,000

Diluted	1,043,471	1,026,604	1,013,650	1,000,000	1,000,000	1,000	1,000

Balance Sheet Data:
Cash and cash equivalents	$40,792	$49,408	$18,637	$19,677	$23,629	$3,768	$3,702
Working capital (2)	47,782	74,106	22,867	27,021	39,692	13,195	11,630
Total assets	356,637	370,518	350,183	339,606	342,318	328,299	306,988
Long-term debt	235,599	245,669	245,000	245,000	147,055	—	—
Stockholders’ equity (deficit)	4,152	4,264	(30,450)	(20,227)	82,624	84,002	191,740
Other Operating Metrics:
Store comparable sales %	(6.0)%	4.9%	8.2%	8.8%	N/M	N/M	N/M
Store comparable sales $	$(8,235)	$6,368	$9,937	$10,461	N/M	N/M	N/M

(1)	Operating income and net income in fiscal 2004 and the period from March 28, 2004 to June 16, 2004 included non-cash corporate charges totaling $50,072 and $10,053, respectively, assessed by YCI, Harry & David Operations Corp.’s former parent company, and as such, the operating results are not comparable to future years.

(2)	Working capital represents current assets (which includes cash and short-term investments), less current liabilities.

(3)	The fiscal 2007 sale of the Jackson & Perkins businesses is accounted for as discontinued operations in each of fiscal 2008, 2007, 2006, and 2005. For further information, refer to “Note 6 – Discontinued Operations” in our Consolidated Financial Statements within Part IV, Item 15 of this Form 10-K.

(4)	The audited consolidated financial statements for fiscal 2004 have not been revised for the discontinued operations discussed above in footnote (3).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit and gourmet food products and other gifts, which are marketed under the Harry and David® brand. During fiscal 2008, we acquired Wolferman’s LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand. In addition, on August 8, 2008, we acquired substantially all of the assets of Cushman Fruit Company, Inc., adding to our product line its signature Cushman HoneyBells® citrus, among other products. See below discussion of our acquisitions. Our marketing channels include direct marketing (via phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores and wholesale distribution through select retailers.

We market our products through multiple channels, including direct marketing (via phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores and wholesale distribution through select retailers.

We grow, manufacture, design or package products that account for the significant majority of our sales. Our vertically integrated operations allow us to efficiently manage our costs, quality assurance, manufacturing capacity, and inventory. We believe that our vertical integration allows us to maintain a high degree of control over product quality compared with that of our competitors as we rely less heavily on third-party suppliers, particularly during peak periods. In addition, our vertical integration generally lowers our product sourcing costs, allows us to optimally adjust the assortment of products we offer and enables us to adjust product inventory levels to quickly respond to changes in customer demand.

Net sales are derived primarily from our Direct Marketing segment, which generates sales of Harry and David and Wolferman’s merchandise through our catalog, Internet, business-to-business and consumer telemarketing operations; our Stores segment and our Wholesale segment. For further information on how we evaluate and define our reporting segments, see “Note 16 – Segment Reporting” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Our “Other” segment derives sales from surplus, non-gift-quality fruit grown both in our orchards and from contract purchases. Also included in this other segment are the business units that support our operations, including orchards, product supply, distribution, customer operations, facilities, information technology services and administrative and marketing support functions. The costs relating to the operation of these business units are allocated at cost to one of our operating segments through cost of goods sold or selling, general and administrative expense.

Acquisition of Wolferman’s business

On January 15, 2008, we completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand, from Williams Foods, Inc. for a net purchase price of approximately $22,784, which included $622 of transaction related expenses. We paid for the acquisition of Wolferman’s with available cash balances. We anticipate this acquisition will leverage our infrastructure and generate operating and marketing synergies and productivity improvements for both the Harry and David® and Wolferman’s®

brands. In connection with the acquisition, Williams Foods, Inc. has agreed to provide certain transitional services, as needed, through September 2008. The operating results of Wolferman’s are included in our Direct Marketing and Wholesale segments according to the nature of the operating activity. The acquisition was permitted under the terms of our credit agreement. For further information see “Note 5-Acquisition” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Acquisition of Cushman’s business

On August 8, 2008, we completed the acquisition of substantially all of the assets of Cushman Fruit Company, Inc., a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of approximately $8,615, excluding deal costs, subject to customary final working capital adjustments to be completed 60 days after the transaction date. We paid for the acquisition of Cushman’s with available cash balances. Our revolving credit agreement was amended to permit the acquisition and to address other administrative matters, on August 8, 2008. Cushman’s has agreed to provide certain transitional services, as needed, for 60 days after the transaction date. The acquisition was completed subsequent to our fiscal year ended June 28, 2008 and, as such, Cushman’s results of operations are not included in our fiscal 2008 results.

Cushman’s was founded in 1945, is based in West Palm Beach, Florida, and is best known for its Cushman HoneyBells® citrus, a rare natural hybrid of Dancy Tangerine and Duncan Grapefruit. Cushman HoneyBells® citrus join Harry & David’s Royal Riviera® Pears and Wolferman’s® English Muffins in our family of nationally recognized brands.

Sale of the Jackson & Perkins businesses

We sold our Jackson & Perkins business in the fourth quarter of fiscal 2007, including the direct marketing and wholesale businesses, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventory, as well as its direct marketing and wholesale customer lists and relationships. In association with the sale of the Jackson & Perkins business, we also sold land in Wasco, California, which had been used primarily to support the rose growing operations of Jackson & Perkins, as well as the related buildings and equipment. In connection with the sale of the business, we entered into an agreement with the buyer to provide certain transitional services through June of fiscal 2008, which has been extended through October of fiscal 2009.

For further information regarding the sale of the Jackson & Perkins businesses, see “Note 6 – Discontinued Operations” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

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

Accordingly, changing economic conditions or deviations from projected demand for products during the fourth calendar quarter can have a materially favorable or adverse impact on our financial position and results for the full year. Because we commit to certain fixed costs in anticipation of expected sales during the holiday selling season in the fourth calendar quarter, if our actual sales during that calendar quarter are lower than anticipated, our results of operations and profitability will be negatively impacted. In addition, our primary growing season occurs during the second and third calendar quarters. Because we must commit to certain costs before we know the results of a particular harvest, inclement weather conditions and agricultural pests leading to lower harvest yields can also negatively impact our sales and profitability. Additionally, a portion of our Direct Marketing sales are derived from Fruit-of-the-Month Club® product shipments. As such, results in this segment may vary between periods due to variations in fruit availability year-to-year, as well as other factors.

Several economic and industry trends and factors can impact our business, results of operations, liquidity and financial condition. Additionally, the amount of our outstanding debt could adversely affect our financial condition. For a discussion of risk factors, see “Item 1A -Risk Factors”, within Part 1 of this Form 10-K.

BASIS OF PRESENTATION

Fiscal Year

Our fiscal year ends the last Saturday of June of each year. There were 53 weeks in fiscal 2007 and 52 weeks in both fiscal 2008 and fiscal 2006.

The following discussion and analysis focuses on financial results of continuing operations. The historical results of our operations included in the following discussion do not reflect what our results of operations, financial position and cash flows may be in the future.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin No.104, Revenue Recognition, we recognize revenue from product sales when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

For our direct marketing revenue and a portion of our wholesale revenue, product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded upon shipment as either our or our customer’s standard terms and conditions provide for transfer of title upon delivery to the carrier. For certain wholesale customers, revenue is recognized upon receipt by the customer, at which time title passes to the customer in accordance with the terms of the sale. We record a reserve for estimated product returns and allowances in each reporting period. If returns were to increase or decrease, changes to the reserves could be required. We present sales taxes on a net basis.

Deferred revenue represents amounts received from customers for merchandise to be shipped in subsequent periods. We defer incremental direct costs of order processing related to those orders for which revenue is deferred. Revenues from sales of gift cards are deferred until redeemed. Our gift cards and certificates do not lose value over time and do not expire. Unredeemed gift cards or certificates that are subject to escheatment ultimately revert to the appropriate state and are not recorded as income. Unredeemed gift cards or certificates not subject to escheatment are recognized in income after being outstanding for ten years at which time we consider the possibility of redemption to be remote.

Inventories

Inventories in our Direct Marketing, Wholesale, and Other segments are valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories in our Stores segment are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market using the retail inventory method. We estimate a provision for damaged, obsolete, excess, and slow-moving inventory based on specific identification and inventory aging reports. We provide for excess and obsolete inventories in the period when excess and obsolescence are determined to have occurred.

We capitalize into inventory both direct and indirect production costs. Indirect production costs include indirect labor and overhead costs related to growing, manufacturing and assembly. Costs of unharvested crops are included in inventory and include direct labor and other expenses related to nursery stock and unharvested fruit, including the amortization of orchard development costs. Fruit crop inventories are accounted for on a crop year that spans from November to October.

Income Taxes

We account for income taxes under the liability method pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, deferred income tax liabilities and assets are based on the difference between the financial statements and tax basis of assets and liabilities multiplied by the expected tax rate in the year the differences are expected to reverse. Deferred income tax expense or benefit results from the change in the net deferred tax asset or liability between periods.

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

The amount of income taxes we pay is subject to periodic audits by federal and state tax authorities and these audits may result in proposed deficiency assessments. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of July 1, 2007. For further information, see “Note 10 – Income Taxes” included in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Deferred catalog expenses and advertising expenses

Deferred catalog expenses are incurred in connection with the direct response marketing of certain products. Catalog costs consist of creative design, photography, separations, paper, print, distribution, postage, and list costs for all direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected periods of future benefit based on the estimated sales curve of each promotion. Each catalog is generally amortized over 3 to 4 months. However, for sales that extend up to 12 months, such as multiple club shipments, catalog expense is generally amortized up to a 12-month period. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated remaining future net revenues associated with that promotion. Estimated future revenues are based on various factors such as the total number of catalogs and pages circulated, the probability and likely magnitude of consumer response, and the assortment of merchandise offered. If the carrying amount is in excess of estimated future net revenues, the excess is expensed in the reporting period. Non-direct response advertising is expensed as incurred.

Impairment of Long-lived Assets

Fixed assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our long-lived assets for impairment. Recoverability of assets is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value, which is calculated on a discounted cash flow basis.

Intangible assets

Intangible assets primarily consist of trade names, trademarks, a proprietary recipe, customer mailing and rental lists and favorable lease agreements. The trade names, trademarks and the recipe have indefinite lives. The customer lists have a remaining estimated useful life of six years. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases, ranging from two to five years. Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, which is calculated on a discounted cash flow basis, an impairment loss would be recognized. The customer mailing lists and rental lists are amortized using a weighted-average method over the remaining estimated useful lives and favorable lease agreements are amortized using the straight-line method.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired our acquisition of Wolferman’s (see “Note 5-Acquisition” included in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K). Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As required by SFAS No. 142, we identified the Wolferman’s direct marketing division, within our Direct Marketing segment, as the reporting unit to be tested for goodwill impairment. The allocation of goodwill was based on the assignment of operating responsibilities and the reporting of financial results of the acquired business.

Pension Plans

Effective June 30, 2007, we adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). Our pension benefit costs and liabilities are developed from actuarial valuations. Inherent in these valuations are assumptions we determine after consultation with our actuaries, including discount rates, expected returns on plan assets and rates of compensation increases. In determining the expected rates and returns, we are required to consider current market conditions, including changes in interest rates.

Material changes in our pension and post-retirement benefit costs may occur in the future, resulting from changes in assumptions or other management decisions. For further discussion, see “Note 9 – Benefit Programs” included in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating SFAS 162 and do not expect there to be a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (on or after June 28, 2009 of fiscal 2010). Early adoption is not permitted. After the effective date, we will apply the requirements of SFAS No. 141R to any future business combinations.

We adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans, effective June 30, 2007. SFAS No. 158 requires an employer to recognize the funded status of each of its defined benefit post-retirement plans as an asset or liability and to recognize changes in funded status as a component of accumulated other comprehensive income. Upon adoption, current liabilities were increased by $223, noncurrent liabilities were reduced by $2,003, deferred taxes were increased by $661, and stockholders’ equity was increased by $1,119, net of tax.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which requires assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are not planning to elect the option to record certain financial assets and liabilities at fair value and, therefore, this pronouncement is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and to allow additional time to resolve certain issues, the FASB delayed the effective date for one year for certain types of nonfinancial assets and nonfinancial liabilities, via FSP No. FAS 157-2, Effective Date of FASB Statement No.157. We do not expect adoption of this statement to have a material impact on our consolidated financial statements.

In June 2006, the FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of July 1, 2007 and recorded a cumulative adjustment to equity upon adoption for the accounting differences for uncertain tax positions under FIN 48 as opposed to FASB Statement No. 5, Accounting for Contingencies. For further information, see “Note 10 – Income Taxes” included in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. We adopted EITF 06-2 in the first quarter of fiscal year 2008. The impact on our financial statements was a cumulative adjustment to retained earnings totaling $256, net of taxes of $164. In addition, for fiscal 2008, a net charge of $26, or $0.03 per share on basic and diluted pre-tax basis, was recorded in payroll expense, classified within selling, general and administrative expenses in the consolidated statement of operations pursuant to EITF 06-2.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results for the fiscal 2008, 2007 and 2006 (dollars in thousands).

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net sales	$545,064	$561,017	$524,384
Costs of goods sold	295,894	295,211	302,389

Gross profit	249,170	265,806	221,995

Operating expenses:
Selling, general and administrative	217,008	214,004	198,219
Selling, general and administrative – related party	1,000	1,068	1,000

	218,008	215,072	199,219

Operating income	31,162	50,734	22,776

Other (income) expense:
Interest income	(2,708)	(3,126)	(1,780)
Interest expense	25,227	28,199	26,459
Pension curtailment gain	—	(15,844)	—
Gain on debt prepayment	(303)	—	—
Other (income) expense, net	(39)	(348)	1,210

	22,177	8,881	25,889

Income (loss) from continuing operations before income taxes	8,985	41,853	(3,113)
Provision for income taxes	4,648	11,156	2,548

Net income (loss) from continuing operations	4,337	30,697	(5,661)

Discontinued operations:
Gain on sale of Jackson & Perkins	282	6,713	—
Operating income (loss) on discontinued operations	8	(4,282)	(6,511)
Provision (benefit) for income taxes	19	1,127	(2,459)

Net income (loss) from discontinued operations	271	1,304	(4,052)

Net income (loss)	$4,608	$32,001	$(9,713)

Fiscal 2008 Operating Results Summary

In fiscal 2008, we experienced a challenging economic environment characterized by higher fuel and commodity costs, which contributed to slower economic growth and reduced consumer confidence. The weaker economy contributed to lower sales across each of our segments. While we effectively managed our product costs and controlled our variable support costs as well as discretionary spending, our decline in gross margin was due to higher fixed costs and overhead spending, favorable inventory adjustments in the prior year and the impact of higher fuel costs, which increased our delivery expense. Our selling, general and administrative expenses rose due to higher advertising expenses, higher lease and operating costs to support our new stores and higher payroll costs, all of which contributed to the decline in our operating income. Despite the year’s challenges, we generated operating cash flows that were sufficient to enable us to complete the acquisition of the Wolferman’s business and to complete a partial repurchase of our outstanding bonds.

Net Sales

The following table summarizes our net sales from continuing operations and net sales by reportable business segment and from our “Other” segment for the periods indicated (dollars in thousands).

	Fiscal 2008	Percent of Total	Fiscal 2007	Percent of Total	Fiscal 2006	Percent of Total
Direct Marketing	$372,552	68.4%	$384,439	68.5%	$369,815	70.5%
Stores	138,129	25.3	139,478	24.9	132,143	25.2
Wholesale	32,481	6.0	35,061	6.2	20,428	3.9
Other	1,902	0.3	2,039	0.4	1,998	0.4

Total net sales	$545,064	100.0%	$561,017	100.0%	$524,384	100.0%

Net sales decreased $15,953, or 2.8%, to $545,064 for fiscal 2008 compared to $561,017 for fiscal 2007 and increased $36,633, or 7.0%, to $561,017 for fiscal 2007 compared to fiscal 2006. The extra week in fiscal 2007 contributed additional net sales of approximately $3,200 as compared to fiscal 2008, and $3,800 as compared to fiscal 2006. In contrast to our fiscal 2007 results, in which each of our segments increased in net sales, in fiscal 2008 we experienced declines in each segment largely driven by soft consumer demand.

Our Other segment net sales were primarily comprised of non-gift quality fruit and were not significant in each of fiscal 2008, 2007 and 2006 periods.

Direct Marketing

Our Direct Marketing segment net sales, which include consumer catalog, Internet, business-to-business and outbound telemarketing channels, decreased $11,887, or 3.1%, to $372,552 for fiscal 2008 compared to fiscal 2007. The sales decline was driven by lower volumes resulting from soft consumer demand, a shift in our Fruit-of-the- Month Club® product shipments, which are subject to increases or decreases based on the date on which specific fruit is available for shipment; and, to a lesser extent, the extra week in fiscal 2007, which contributed approximately $1,400 of net sales in fiscal 2007. Although our catalog circulation increased in fiscal 2008 compared to fiscal 2007, the productivity of our additional circulation did not meet our expectations as overall orders and response rate dropped from fiscal 2007 levels. The decline was partially offset by higher average selling prices as well as sales volume from our newly acquired Wolferman’s products. Our Internet sales continued to become a larger portion of direct marketing business, which we expect will lead to future efficiencies and cost savings in our order processing and customer support functions.

Direct Marketing segment net sales increased $14,624, or 4.0%, to $384,439 for fiscal 2007 compared to fiscal 2006. Excluding the extra week in fiscal 2007, which contributed additional net sales of approximately $2,100, net sales increased approximately $12,524, or 3.4 % from fiscal 2006 to fiscal 2007. Despite shipping fewer packages in fiscal 2007, net sales increased due to increased delivery and processing revenue, selected product price increases and lower markdowns due to improved inventory management and a planned reduction in promotional activity. Our delivery and processing income was attributable to increases in our delivery and processing charges, reduced delivery promotions and the effect of product price increases, which, in turn, further drove higher delivery and processing charges.

Stores

Our Stores segment net sales decreased by $1,349, or 1.0%, to $138,129 for fiscal 2008 compared to fiscal 2007 as comparable store sales decreased approximately 6.0%, or $8,235, offset by $7,993 of new store sales volume. The decrease in Stores segment net sales was due to lower customer traffic and the extra week in fiscal 2007, which contributed approximately $1,600 of net sales in fiscal 2007. The decrease was partially offset by new (non-comparable) store sales and higher average selling prices. Comparable stores sales declined 4.9%, or $6,726, after adjusting for the extra week in fiscal 2007.

Fiscal 2007 Stores segment net sales increased $7,335, or 5.6%, to $139,478 as compared to fiscal 2006. Excluding the extra week in fiscal 2007 which contributed additional net sales of approximately $1,600, net sales increased approximately $5,735, or 4.3%, from fiscal 2006 to fiscal 2007. The net sales increase was primarily due to reduced markdowns resulting from improved inventory management and fewer product discounts, the combination of which resulted in higher revenue per sales transaction. Comparable store sales increased 4.9% or $6,368, and 8.2% or $9,937, in fiscal 2007 and fiscal 2006, respectively. Sales for comparable stores were up 4.0% or $5,474 for fiscal 2007 compared to fiscal 2006, after adjusting for the effect of the extra week in fiscal 2007.

A store becomes comparable in the first fiscal month after it has been open for a full twelve months, at which point its results are included in comparable store sales. When a store’s square footage has been changed as a result of reconfiguration or relocation within the same retail complex, the store continues to be treated as a comparable store.

The following table summarizes our store openings and closures for the last three fiscal years:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Stores in operation, beginning of period	135	130	136
Stores opened	13	6	1
Store closures	(5)	(1)	(7)

Stores in operation, end of period	143	135	130

Wholesale

Our Wholesale segment net sales decreased by $2,580, or 7.4%, to $32,481 for fiscal 2008 compared to fiscal 2007. The decrease was primarily due to lower repeat volumes with certain customers and the extra week in fiscal 2007, which contributed approximately $200 of net sales. The decrease was partially offset by new wholesale customers and Wolferman’s wholesale activity.

In fiscal 2007, net sales increased by $14,633, or 71.6%, to $35,061 as compared to fiscal 2006. The extra week in fiscal 2007 contributed approximately $100 of net sales. Our Wholesale segment was able to leverage its existing relationships with national retailers, whose programs expanded to include more retail locations and wider assortments of our merchandise.

Gross Profit

Gross profit equals net sales less cost of goods sold. Cost of goods sold includes cost of goods, occupancy expenses for manufacturing and distribution facilities, warehouse and fulfillment costs and product delivery costs. Cost of goods consists of raw materials, manufacturing costs, costs of externally purchased merchandise, inbound freight expenses, freight to other production/fulfillment locations, freight to stores, and other inventory-related costs such as shrinkage, markdowns and surplus write-offs. Occupancy expenses consist of depreciation, rent, utilities and other general occupancy costs. Occupancy expenses for our stores and corporate facility are reflected in selling, general and administrative expenses. Warehouse and fulfillment costs consist of labor, storage and equipment expenses and other costs related to inventory positioning, shipment planning, receiving, picking, packing and delivering product to the end customer, stores and production/fulfillment locations. Product delivery costs consist of third-party delivery services to customers.

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment and our “Other” segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars in thousands).

	Fiscal 2008	Percent of Sales	Fiscal 2007	Percent of Sales	Fiscal 2006	Percent of Sales
Direct Marketing	$179,451	48.2%	$188,465	49.0%	$154,802	41.9%
Stores	65,550	47.5	69,514	49.8	62,684	47.4
Wholesale	4,153	12.8	7,823	22.3	4,420	21.6
Other	16	0.8	4	0.2	89	4.5

Total gross profit	$249,170	45.7%	$265,806	47.4%	$221,995	42.3%

Gross profit decreased $16,636, or 6.3% from fiscal 2007, and increased $43,811, or 19.7%, in fiscal 2007 from fiscal 2006. The extra week in fiscal 2007 contributed additional gross profit of approximately $1,200 as compared to fiscal 2008, and $600 as compared to fiscal 2006. Consolidated gross profit as a percentage of consolidated net sales was 45.7%, 47.4%, and 42.3%, in fiscal 2008 fiscal 2007 and fiscal 2006, respectively.

Direct Marketing

Our Direct Marketing segment gross profit decreased $9,014, or 4.8%, to $179,451 in fiscal 2008 from fiscal 2007. Gross profit as a percentage of Direct Marketing segment net sales was 48.2% in fiscal 2008 as compared to 49.0% in fiscal 2007. The 80 basis point gross margin decline was due to a combination of increased fulfillment and delivery costs as well as a favorable inventory adjustment to prior year costs of goods sold. These declines were partially offset by improved variable product margin as selected sales price increases helped offset some of the increase in product costs as well as lower cost allocations from our manufacturing and corporate support divisions, which were shifted to our Stores and Wholesale segments based on changes in recent historical growth rates among our segments. The favorable inventory adjustment in fiscal 2007 was primarily attributable to prior periods as highlighted in the footnotes that follow our EBITDA table below.

Direct Marketing segment gross profit decline was largely driven by the decline in sales volume, as discussed above, as well as the same gross margin factors mentioned above. The decrease in gross profit was also impacted by the extra week in fiscal 2007, which contributed approximately $500 of gross profit compared to fiscal 2008. The gross profit decline was partially offset by the contribution of sales from our newly acquired Wolferman’s business.

Direct Marketing segment gross profit increased $33,663 or 21.7%, to $188,465 in fiscal 2007 from fiscal 2006. Gross profit as a percentage of segment net sales was 49.0% in fiscal 2007 as compared to 41.9%, in fiscal 2006. The rate and dollar improvement in fiscal 2007 was driven by higher net sales per package as described above, a significant reduction in delivery and processing discounts, lower variable product costs per package and lower delivery expenses per package. The extra week in fiscal 2007 did not have a material impact on gross profit as compared to fiscal 2006.

Stores

Our Stores segment gross profit decreased $3,964, or 5.7%, to $65,550 in fiscal 2008 from fiscal 2007. Gross profit as a percentage of Stores segment net sales was 47.5% in fiscal 2008 and 49.8% in fiscal 2007. The gross margin decline in fiscal 2008 was primarily driven by higher allocated costs from our manufacturing and support divisions, as discussed above, increased product costs and higher freight. These factors were partially offset by higher average selling prices. The gross profit decrease was driven by lower transaction volume as a result of weaker consumer traffic in our comparable stores and the extra week in fiscal 2007, which contributed approximately $600 of segment gross profit, as well as the factors discussed above, partially offset by the contribution of our eight net new stores.

Stores segment gross profit increased $6,830, or 10.9%, to $69,514 in fiscal 2007 from fiscal 2006. Excluding the extra week in fiscal 2007 which contributed additional gross profit of $600, gross profit decreased approximately $6,230, or 9.9%, from fiscal 2006 to fiscal 2007. Gross profit as a percentage of segment net sales was 49.8% in fiscal 2007 and 47.4% in fiscal 2006. The gross profit and margin improvement in fiscal 2007 was driven by reduced product markdowns, selected product price increases, and lower variable product costs.

Wholesale

Our Wholesale segment gross profit decreased $3,670, or 46.9%, to $4,153 in fiscal 2008 from fiscal 2007. Gross profit as a percentage of segment net sales was 12.8% and 22.3% for fiscal 2008 and 2007, respectively. The gross profit and margin decline in fiscal 2008 was largely due to higher allocated costs from our manufacturing and support division, (as discussed above under Direct Marketing), which were coupled with lower sales volume. Also contributing to the decline were higher inventory write-offs and higher delivery, freight and fulfillment costs and the extra week in fiscal 2007 which contributed approximately $100 of gross profit.

Wholesale segment gross profit increased $3,403, or 77.0%, to $7,823 in fiscal 2007 from fiscal 2006. The extra week in fiscal 2007 did not have a material impact on gross profit as compared to fiscal 2006. Gross profit as a percentage of segment net sales was 22.3% in fiscal 2007 and 21.6% in fiscal 2006. The gross profit increases in fiscal 2007 resulted from the continued growth of our Wholesale segment, while the rate fluctuations were driven primarily by changes in sales volume within customer channels, and to a lesser extent, a shift in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of occupancy costs associated with our stores and corporate facility, advertising, credit costs, call center expenses, depreciation and amortization for store leasehold improvements and fixtures, corporate facilities, IT equipment and software, and corporate administrative functions. Occupancy expenses associated with the stores and corporate facility include rent, common area maintenance, utilities and other general expenses. Corporate administrative functions include the costs of executive administration, legal, human resources, finance, insurance, information technology and other general expenses.

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment and our “Other” segment as a percentage of net sales for the periods indicated (dollars in thousands).

	Fiscal 2008	Percent of Sales	Fiscal 2007	Percent of Sales	Fiscal 2006	Percent of Sales
Direct Marketing	$140,267	37.7%	$140,907	36.7%	$130,537	35.3%
Stores	74,408	53.9	70,842	50.8	66,219	50.1
Wholesale	3,341	10.3	3,348	9.5	2,374	11.6
Other	(8)	(0.4)	(25)	(1.2)	89	4.5

Total selling, general and administrative expenses	$218,008	40.0%	$215,072	38.3%	$199,219	38.0%

Selling, general and administrative expenses increased $2,936, or 1.4%, to $218,008 in fiscal 2008 from fiscal 2007, and increased $15,853, or 8.0%, to $215,072 in fiscal 2007 from fiscal 2006. The extra week in fiscal 2007 contributed additional selling, general and administrative expenses of approximately $2,700 as compared to fiscal 2008, and $4,500 as compared to fiscal 2006.

The increase in selling, general administrative expense in fiscal 2008 was due to a combination of higher advertising costs in our Direct Marketing segment, higher payroll and related benefit expense tied to merit and personnel increases, higher lease and operating costs related to our new stores and store impairment charges. Also contributing to the increase were support and integration costs associated with our Wolferman’s acquisition. These increases were partially offset by a material decrease in incentive compensation expenses.

The increase in consolidated selling, general and administrative expenses in fiscal 2007 was primarily due to a material increase in our incentive compensation expenses due to the achievement of certain fiscal 2007 financial goals, higher salaries expense due to the additional week in fiscal 2007 and higher salaried and hourly staffing levels in selected corporate functions and in our Stores segment. Also contributing to the increase were higher consulting expenses related to the planned implementation of an Enterprise Resource Planning (ERP) software package and increased advertising expenses in our Wholesale and Stores segments.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 40.0%, 38.3% and 38.0% for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Other (Income) Expense

Other expense consists of interest and other non-operating expense (income) and is primarily recognized within our Other segment, unless otherwise noted.

Consolidated other expense increased by $13,296, to $22,177 in fiscal 2008 from fiscal 2007, and decreased by $17,008 to $8,881 in fiscal 2007 from fiscal 2006. Other expense for fiscal 2008 was primarily comprised of $22,519 net interest expense, partially offset by $303 net gain on our debt prepayment (as discussed in “Note 8-Borrowing Arrangements” in Item 15 in this Form 10-K). Other expense for fiscal 2007 was primarily comprised of $25,073 in net interest expense partially offset by the recognition of a non-cash curtailment gain of $15,844 caused by the freeze of our qualified and non-qualified pension plans and $348 of other income related to legal settlements. Other expense for fiscal 2006 was primarily comprised of $24,679 in net interest expense, $2,180 in costs that were written off relating to a withdrawn initial public offering and $750 in legal settlement costs, partially offset by $1,720 of legal settlement income.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to the net result of permanent differences, changes in the valuation allowance and the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state tax effective rates were 51.7%, 26.7%, and (81.9)% in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, on income (loss) from continuing operations before taxes of $8,985, $41,853, and $(3,113), respectively.

In fiscal 2008, the effective tax rate for continuing operations was higher than the statutory rate primarily due to a mid-year structural reorganization that resulted in a higher state tax expense and cumulative adjustments to deferred tax items of $686 due to changes in the state tax rate as well as an increase in tax reserves under FIN 48 of $881, offset by the reversal of the remaining valuation allowance of $795. The effective tax rate in fiscal 2007 is lower than the statutory rate primarily due to a reversal of the valuation allowance of $3,309. The decreased effective tax rate in fiscal year 2006 was primarily due to a $3,176 increase in the valuation allowance partially offset by the cumulative effect of the change in the effective state tax rate. The valuation allowance offsets deferred tax assets in accordance with SFAS No. 109. For further information see “Note 3 – Summary of Significant Accounting Policies – Income Taxes” and “Note 10 – Income Taxes” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At June 28, 2008, our primary sources of liquidity were cash, cash equivalents and short-term investments of $55,825 and unused borrowings under our revolving credit facility of approximately $124,300 to the extent of our current available borrowing base. As of June 28, 2008, we had no borrowings outstanding and $700 in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at June 28, 2008, were approximately $3,783. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility to finance operations leading up to the holiday selling season. Our available cash and borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during the fourth calendar quarter (our second fiscal quarter) because of the holiday selling season (see “Seasonality” below).

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

Cash Flows from Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations totaled $25,482, $46,496 and $20,810 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Operating cash decreased in fiscal 2008 primarily due to lower operating income. The higher level of cash provided by operating activities in fiscal 2007 as compared to fiscal 2006 was primarily attributable to our improved operating results, partially offset by an increase in cash used for working capital.

Cash Flows from Investing Activities from Continuing Operations

Cash used in investing activities from continuing operations totaled $30,398 in fiscal 2008 and consisted primarily of $22,784 for the acquisition of Wolferman’s, capital expenditures of $17,855, and $14,964 for the purchases of short-term investments partially offset by $25,173 in proceeds from the sale of and income earned on short-term investments. Capital expenditures in fiscal 2008 consisted primarily of cash used to fund our ERP system implementation, the development of new stores, our transportation and fulfillment management systems and our new optical defect pear sorter.

For fiscal 2007, cash used in investing activities from continuing operations were $45,851 and consisted primarily of $51,838 for the purchases of short-term investments and capital expenditures of $21,459, partially offset by $27,429 in proceeds from the sale of short-term investments. Capital expenditures for fiscal 2007 included investment in an ERP system (excluding assets acquired by capital lease), additional manufacturing capacity, new stores, a new transportation and fulfillment management system to support distribution, and infrastructure spending for our seasonal call center, which was relocated within the city of Eugene, Oregon.

Cash used in investing activities from continuing operations in fiscal 2006 were $17,344 and consisted primarily of capital expenditures for investment in information technology and e-commerce systems, new stores and improvements to existing stores, installation of a delivery management system, and increase in our Moose Munch® manufacturing capacity.

We currently expect our investing activities in fiscal 2009 to include capital expenditures of less than $17,000, consisting primarily of spending for manufacturing and distribution facility upgrade projects, retail store refurbishment and ongoing IT infrastructure projects. However, our actual capital expenditures for fiscal 2009 may differ from those currently anticipated depending upon the size and nature of new business opportunities, actual cash flows generated by operations, and the timing of new project spending. Our investment activities will also include cash used for the purchase of substantially all of the assets of Cushman Fruit Company, which we acquired in August 2008. See further discussion of our acquired businesses above.

Cash Flows from Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations totaled $11,008, $60, and $4,239 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Cash used in financing activities in fiscal 2008 primarily consisted of borrowings and repayments on our revolving credit facility, $9,405 used to buyback our senior notes and $1,684 in repayments for our capital lease obligations. The financing activities in fiscal 2007 were primarily comprised of borrowings and repayments on our revolving credit facility and $1,077 in repayments for our capital lease obligations, partially offset by $1,017 in proceeds from the exercise of stock options. Financing cash flows in fiscal 2006 were comprised of borrowings and repayments on our revolving credit facility, payments of $3,017 for deferred financing costs and a $2,600 dividend, partially offset by $1,646 in proceeds from the exercise of stock options.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations were $3,147 in fiscal 2008 and a usage of cash of $12,674 in fiscal 2007, respectively. Operating cash flows were not significant in fiscal 2006. The increase in cash provided by operating activities in fiscal 2008 from fiscal 2007 was attributable to cash payments made to us for transitional services we provided to the buyers of the Jackson & Perkins business. The increase in cash usage in fiscal 2007 from fiscal 2006 was primarily due to completion of the sale of Jackson & Perkins occurring in the fourth quarter before the Jackson & Perkins selling season began, which resulted in the lack of cash inflows during the fourth fiscal quarter.

Cash provided by investing activities from the discontinued Jackson & Perkins operations was $4,161 and $42,860 in fiscal 2008 and 2007, respectively, compared to a cash usage of $289 in fiscal 2006. Cash provided by investing activities in fiscal 2008 consisted of proceeds from the divestiture of the Jackson & Perkins business. Cash provided by investing activities in fiscal 2007 was primarily comprised of proceeds from such divestiture partially offset by $185 of capital expenditures. Cash used in investing activities of $289 in fiscal 2006 was comprised of capital expenditures.

The divested Jackson & Perkins business did not impact our historical cash flows from financing activities.

Borrowing Arrangements

Revolving Credit Facility

Our principal sources of liquidity are available cash, cash flows from operations, borrowings under our revolving credit facility originally entered into by our previous subsidiary, Harry & David Operations Corp. On November 30, 2007 Harry & David Operations, Corp. merged with and into Harry and David, pursuant to an internal corporate re-organization, and Harry and David entered into an assumption agreement with our lenders whereby Harry and David became the borrower and assumed all payment obligations under the credit agreement. See also “Note-19 Condensed Consolidating Financial Statements” in Item 15 in this Form 10-K for further information on our internal corporate re-organization.

The revolving credit facility has a maturity date of March 20, 2011. Our ability to borrow under the revolving credit facility is subject to compliance with the borrowing base and with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate, based on the higher of the federal funds rate plus 0.5% or the corporate base lending rate of UBS AG, or a Eurodollar rate, based on the rate offered in the London interbank market (“LIBOR”), plus in each case a borrowing margin based on our consolidated leverage ratio.

As discussed elsewhere in this Form 10-K, on August 8, 2008, we completed the acquisition of substantially all of the assets of Cushman Fruit Company, Inc. Our credit agreement was amended to permit the acquisition and to address other administrative matters on August 8, 2008.

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

As of June 28, 2008, we had no outstanding borrowings and $700 in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total additional available borrowings at June 28, 2008, were approximately $3,783. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

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

The revolving credit facility contains customary affirmative and negative covenants for senior secured credit facilities of this type, including, but not limited to, limitations on the incurrence of indebtedness, capital expenditures, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. These covenants significantly limit our ability to obtain funds from our subsidiaries in the form of loans, dividends or other advances other than dividends paid to us by Harry and David for the purpose of paying (i) our income taxes when and as due, (ii) management fees payable to Wasserstein under the management agreement, or (iii) operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (including legal and accounting expenses and similar expenses and customary fees to non-officer directors in an amount not to exceed $350 in any fiscal year.

The revolving credit facility requires mandatory prepayments upon the receipt of proceeds from certain assets sales, casualty events and debt offerings. In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31 each year an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of at least $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. We also are also subject to an annual limitation on our capital expenditures, subject to certain adjustments, through the terms of the revolving credit facility.

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Item 1A – Risk Factors” in this Form 10-K. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture. At June 28, 2008, we were in compliance with all of our covenants under the credit agreement.

Long-term Debt

In February 2005, Harry & David Operations Corp. issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). In fiscal 2006, Harry & David Operations Corp. completed the public exchange offer for the Senior Notes. The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 7.68% and 10.36% at June 28, 2008, and June 30, 2007, respectively. The Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

During the fiscal year ended June 28, 2008, we purchased $9,405 of our fixed and floating rate Senior Notes in open market purchases. This debt prepayment resulted in a net gain of $303, comprised of a $595 discount on the repayment of $10,000 of outstanding principal of the Senior Notes, partially offset by the write-off of $284 of unamortized deferred financing costs and third-party expenses of $8 relating to the debt prepayment. Subsequent to our debt prepayment, we had $68,000 in Senior Floating Rate Notes and $167,000 in Senior Fixed Rate outstanding as of June 28, 2008.

In the fourth quarter of fiscal 2007, we completed the sale of the Jackson & Perkins businesses, including the direct marketing and wholesale business, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventories and in a separate transaction, completed the sale of the land and assets used by the Jackson & Perkins rose growing operations. As we have applied the net proceeds from the sale of Jackson & Perkins businesses and assets to pay down our revolver for working capital, for capital expenditures and for the purchase of Wolferman’s, LLC, (as described in “Note 5—Acquisition”), we have complied with the asset sale covenant under the indenture and were not required to make an offer to repurchase the Senior Notes.

On November 30, 2007, in connection with an internal corporate re-organization, Harry & David Operations Corp. merged with and into Harry and David, its wholly-owned subsidiary, and Harry and David assumed all of Harry & David Operations Corp.’s obligations under the Senior Notes pursuant to a supplemental indenture.

The Senior Notes represent the senior unsecured obligations of Harry and David and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of our subsidiaries. See “Note 19—Condensed Consolidating Financial Statements” in Item 15 in this Form 10-K. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. These covenants significantly limit our ability to obtain funds from our subsidiaries in the form of loans, dividends or other advances other than (i) dividends or loans in limited circumstances if our fixed charge coverage ratio reaches specified levels or (ii) dividends paid to us by our subsidiary, Harry and David, for the purpose of paying (A) management fees not to exceed $1,000 per year (excluding out-of-pocket expenses, (B) our consolidated income taxes when and as due, and (C) up to $2,000 (since the date of the indenture) relating to expenses associated with an initial public offering. With respect to dividends other than as described in the preceding sentence, even if the fixed charge coverage ratio threshold has been met, Harry and David may only pay us dividends up to a specified amount based upon, among other things, our consolidated net income and any cash proceeds received by Harry and David from the sale of equity securities or contributions to equity.

Our ability to comply with these covenants may be affected by events beyond our control, such as those described under “Item 1A – Risk Factors” in this Form 10-K. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes and lenders under the credit facility could accelerate all amounts outstanding to be immediately due and payable.

At June 28, 2008, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

While our recent acquisitions of Wolferman’s, LLC and substantially all of the assets of Cushman Fruit Company, Inc. were financed with cash on hand, we expect to finance any future acquisitions using cash, capital stock, debt securities or the assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financings. We may not be able to obtain an increase in the amounts available under our revolving credit facility on satisfactory terms, if at all, and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. We may also incur expenses in pursuing acquisitions that are never consummated.

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

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of June 28, 2008 (dollars are in thousands).

	Amounts due by period
	Total	Less than 1 year	1-3 years	4-5 Years	More than 5 years
Long-term debt obligations	$235,000	$—	$—	$235,000	$—
Estimated interest payments on long-term debt (1)	90,976	20,252	40,505	30,219	—
Capital lease obligations (2)	1,355	710	645	—	—
Operating lease obligations	124,142	21,206	33,131	20,128	49,677
Purchase obligations	43,570	43,570	—	—	—
Pension obligations	14,400	3,100	5,900	5,400	—
Other miscellaneous obligations	989	117	402	253	217

Total	$510,432	$88,955	$80,583	$291,000	$49,894

(1)	Estimated interest payments exclude interest on borrowings under our revolving credit facility because we are unable to estimate future borrowings. Because we are unable to predict future LIBOR rates, for purposes of calculating estimated interest payments, we assumed an interest rate of 7.68% per annum on our floating rate notes for all periods, the applicable interest rate as of June 28, 2008.

(2)	Capital lease obligations include payments for principal and interest.

OFF BALANCE SHEET ARRANGEMENTS

Leases

We lease certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging primarily from 3 to 10 years and up to 22 years. Certain of these leases contain purchase options and renewal options for various terms. In addition to minimum rental payments, certain of our retail store leases require us to make contingent rental payments, which are based upon certain factors such as sales volume and property taxes. The contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable. Material leasehold improvements are depreciated over the shorter of the estimated useful life or the lease term. For further information see “Note 13 – Leases” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

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

We use EBITDA, in conjunction with the other U.S. GAAP measures discussed above, to assess our debt to cash flow leverage, to plan and forecast overall expectations and to evaluate actual results against such expectations; to assess our ability to service existing debt and incur new debt; and to measure the rate of capital expenditure and cash outlays from year to year and to assess our ability to fund future capital and non-capital projects. We believe that, like management, debt and equity investors frequently use EBITDA to compare debt to cash flow leverage among companies.

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

Our fiscal 2008 EBITDA from continuing operations decreased $34,028, or 39.6%, from fiscal 2007 primarily due to a decline in operating performance, as described above. EBITDA from continuing operations in fiscal 2007 improved $46,290, or 116.5%, from fiscal 2006, primarily due to our improved operating performance, as described above, and to a lesser extent, due to the $15,844 non-cash pension curtailment gain resulting from the previously announced pension freeze, which took effect June 30, 2007.

The following table reconciles EBITDA from continuing operations to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in thousands).

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net income (loss) from continuing operations	4,337	$30,697	$(5,661)
Interest expense, net from continuing operations	22,519	25,073	24,679
Provision for income taxes from continuing operations	4,648	11,156	2,548
Depreciation and amortization from continuing operations	20,492	19,098	18,168

EBITDA from continuing operations	$51,996	$86,024	$39,734
Interest expense, net from continuing operations	(22,519)	(25,073)	(24,679)
Provision for income taxes from continuing operations	(4,648)	(11,156)	(2,548)
Amortization of deferred financing costs	2,604	2,669	2,473
Stock option compensation expense	552	577	444
Write-off of deferred IPO costs	—	—	2,180
Loss on disposal and impairment of fixed assets and other long-lived assets	1,665	770	1,073
Gain on short-term investments	(426)	(407)	—
Deferred income taxes	(22,916)	10,818	2,500
Pension curtailment gain	—	(15,844)	—
Gain on debt prepayment	(303)	—	—
Changes in operating assets and liabilities from continuing operations	19,477	(1,882)	(367)
Net cash provided by (used in) operating activities from discontinued operations	3,147	(12,674)	22

Net cash provided by operating activities	$28,629	$33,822	$20,832

Because each of the different items of expense and/or income set forth below are not included in each period presented, net income (loss) and EBITDA for fiscal 2008, 2007 and 2006 may not be comparable, and may not be indicative of future results.

In fiscal 2008, net income and EBITDA from continuing operations included:

•	$5,279 of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$1,665 loss on disposal and impairment of fixed assets and long-lived assets;

•	$1,108 of severance and re-organization payroll and benefits;

•	$1,000 of fees paid to Wasserstein and Highfields under the management agreement;

•	$599 of expenses for certain deferred costs relating to prior years;

•	$442 expense for certain inventory adjustments related to our ERP conversion;

•	$324 of expense related to inventory step-up purchase accounting amortization;

•	$304 of costs associated with legal settlements;

•	$248 of employee executive recruiting charges;

•	$303 net gain on prepayment of long-term debt; and

•	$204 of income relating to indemnified FIN 48 liabilities.

In fiscal 2007, net income and EBITDA from continuing operations included:

•	$15,844 non-cash pension curtailment gain;

•	$3,336 of consulting fees associated with the implementation of our ERP software project, other IT and corporate projects;

•	$1,185 severance;

•	$1,068 of fees paid to Wasserstein and Highfields under our management agreement;

•	$770 loss on disposal of fixed assets;

•	$734 of employee executive recruiting charges;

•	$566 loss associated with a straight-line rent adjustment on our store leases;

•	$1,592 favorable cost of goods sold adjustment due to the reconciliation of aged unmatched receipts identified in the ERP conversion process;

•	$527 of income recognized from legal and vendor settlements; and

•	$264 income due to a settlement gain on our pension plans.

In fiscal 2006, net loss and EBITDA from continuing operations included:

•	$2,180 of deferred IPO costs that were written off;

•

$1,259 expense for payroll and benefits related to severed employees and additional reorganization severance payments as well as restructuring charges relating to our 2004 reduction in force that was not in effect for the full 12 months in fiscal 2006;

•	$1,073 loss on disposal of assets;

•	$1,000 of fees paid to Wasserstein and Highfields under the management agreement;

•	$750 costs from a legal settlement;

•	$659 of incremental employee executive recruiting and relocation charges;

•	$325 of purchase accounting adjustments to accrued restructuring costs;

•	$149 of residual one-time consulting fees associated with evaluating the Harry and David® brand strategy and information technology strategy projects;

•	$1,720 net proceeds from a legal settlement; and

•	$147 of income related to closed stores.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and commodity prices, which could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities and on a limited basis, the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes. As of June 28, 2008, we have no derivative financial instruments in use.

INTEREST RATE RISK

Interest on our outstanding floating rate notes and interest on borrowings under our revolving credit facility accrue at variable rates based on LIBOR and the federal funds overnight rate, among other things. Assuming we were to borrow the entire amount available under our revolving credit facility, together with our outstanding senior floating rate notes, a 1.0% change in the interest rate on our variable rate debt would result in a $1,930 corresponding effect on our interest expense on an annual basis. The interest rates on our variable rate long-term debt will reflect the market rate of the senior floating rate notes issued in February 2005, and therefore the carrying value of our variable rate long-term debt is expected to approximate fair value.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 28, 2008, the end of the period covered by this Form 10-K. Based upon the evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 28, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In addition, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13-a – 15 (f)). Our internal control system is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of June 28, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of June 28, 2008. During this process, we identified control improvements, none of which constitute a material weakness, either individually or in the aggregate, and implemented a process to investigate and, as appropriate, remediate such matters. We are continuing to review, evaluate, document and test our internal controls and procedures and may identify areas where disclosure and additional corrective measures are required. We also continue to look for methods to improve our overall system of controls.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this Form 10-K.

During the year ended June 28, 2008, we took several steps to improve the effectiveness of our internal controls. Specifically we:

•	strengthened our controls in the approval and posting of journal entries;

•	strengthened our controls and procedures over investments; and

•	continued to strengthen our IT general controls, particularly in the areas of change control, segregation of duties and physical/logical access to data.

There were no changes in our internal controls during fiscal 2008 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting for the fiscal year ended June 28, 2008. The process and control improvements described above were not material.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to the Company’s directors and executive officers, as of the date hereof.

Name	Age	Position

William H. Williams	60	President, Chief Executive Officer and Director

Stephen V. O’Connell	50	Chief Financial Officer, Chief Administrative Officer and Director

Cathy J. Fultineer	51	Executive Vice President, Sales and Marketing

Peter D. Kratz	54	Executive Vice President, Operations

Rudd C. Johnson	58	Executive Vice President, Human Resources

Donald L. Cato	60	Senior Vice President and General Manager, Customer Operations

Joseph P. Foley	53	Senior Vice President and General Manager, Stores

Philip W. Young	52	Senior Vice President and General Manager, Direct Marketing

Ellis B. Jones	54	Director

George L. Majoros, Jr.	47	Director

Bruce Wasserstein	60	Director

Officers are elected annually by the board of directors and hold office at the pleasure of the board of directors until the next annual election of officers or until their successors are elected and qualified. Wasserstein currently owns approximately 66% of our common stock and Highfields currently owns approximately 34% of our common stock. As a result, Wasserstein, alone or together with Highfields, will effectively be able to control, and Highfields, alone or together with Wasserstein, will be able to influence, the Company’s affairs and policies, the election of our directors and the appointment of the Company’s management. A majority of the members of the board of directors are currently representatives of Wasserstein. We currently do not have any board committees.

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

Donald L. Cato has been our Senior Vice President and General Manager, Customer Operations since 2000. Mr. Cato joined the Company as Vice President, Stores Distribution in 1995. In 1997, he assumed the role of Vice President, Bear Creek Gardens. He was promoted to Senior Vice President, Distribution in 1998. Prior to joining the Company, Mr. Cato accumulated 24 years of experience in various senior management positions with Dayton Hudson Corporation, Target Stores, Carter Hawley Hale and Younkers Department Stores.

Joseph P. Foley has served as our Senior Vice President and General Manager of Stores since January 2008. Mr. Foley joined our company in 1995 as Vice President, Marketing Finance. Subsequently he held the positions of Vice President, New Business Initiatives; Senior Vice President, Customer Operations; Senior Vice President, Jackson & Perkins Wholesale. In May 2002, following the creation of YCI, Mr. Foley was named Senior Vice President, Operations for Shaklee Corporation. In 2004, he returned to Harry & David Operations as Senior Vice President, IT Systems Operations and was promoted to CIO in July 2005. Prior to joining Harry & David, Mr. Foley held a variety of financial and store line operations positions with Carter Hawley Hale Department Stores and May D&F Stores.

Philip W. Young has been our Senior Vice President and General Manager, Direct Marketing since joining the company in October 2007. Prior to joining Harry & David, Mr. Young was an independent consultant assisting start-up companies with strategic and financial planning. Previously, he spent 17 years with Land’s End in various roles of increasing responsibility, most recently as Vice President of International Business. Mr. Young began his career with Allied Stores (now Macy’s) where he spent over nine years in stores and merchandising.

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

George L. Majoros, Jr. has been President and Chief Operating Officer of Wasserstein since its inception in January 2001. Previously, Mr. Majoros was a Managing Director of Wasserstein Perella & Co., Inc. and Chief Operating Officer of its Merchant Banking Group from 1997 to 2001. Mr. Majoros joined Wasserstein Perella & Co., Inc. in early 1993 after practicing law with Jones Day for approximately seven years. He also currently serves on the boards of directors of numerous private companies.

Bruce Wasserstein has served as Chairman and Chief Executive Officer of Lazard Group and Lazard Ltd since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella Group was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group, Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP.

CORPORATE GOVERNANCE

We have a code of ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our code of ethics may be found on our website, www.hndcorp.com, in the investor relations section under governance.

ITEM 11.	EXECUTIVE COMPENSATION

All monetary amounts presented in this Item 11 are in actual dollars unless otherwise indicated.

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

Our board of directors is responsible for oversight of the compensation plans for executives and other senior management, reviewing compensation levels and approving compensation policies. Our compensation policies are intended to attract, motivate and reward highly qualified executives for the execution of specific long-term strategic management goals and the enhancement of stakeholder value.

Non-management members of the board of directors review the reasonableness of, and approve recommendations regarding, the compensation of our named executive officers and other senior management. Our executive officers make recommendations to the board of directors regarding the compensation of all executive officers, other than the Chief Executive Officer, and the metrics appropriate for measuring officers’ performance. The compensation of the Chief Executive Officer and the other named executive officers is reviewed and determined solely by the board of directors. Our executive officers and the board of directors are authorized to retain any consultants they believe are necessary or appropriate in making compensation decisions. In fiscal 2008, however, the board of directors did not retain any compensation consultants.

In developing the executive officers’ compensation for fiscal 2008, the board of directors primarily considered historical compensation levels within the company, as well as prevailing rates for comparable positions in the marketplace.

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

Annual Cash Incentive Compensation. We believe that a significant portion of the annual cash compensation of our executive officers should be contingent upon a comparison of our performance against board-approved pre-established financial objectives and, to a lesser extent, on specific objectives for the individual officer. The specific financial objectives of our plan focus on EBITDA, as reported in our annual report on Form 10-K, adjusted for certain events as discussed elsewhere in this document. We do not disclose actual targets because we believe such disclosure would cause us competitive harm. Our incentive compensation program is designed to reward sales growth and profit performance. Each executive officer is given a target bonus equal to a fixed percentage of base salary with the target percentage increasing with increased job responsibility. The targets are reviewed periodically, and like base salaries, are based on job scope and responsibilities. Actual payouts are based on company and individual performance. These targets are intended to be “stretch goals” but to also be achievable.

In fiscal 2008, senior management, including the Chief Executive Officer and other named executive officers, were required to meet pre-established financial performance thresholds to become eligible to receive a bonus. If the thresholds were met, then the bonus payout would be equal to 100% of the target bonus. In fiscal 2008, the pre-established performance thresholds were not met and, as a result, the board of directors did not approve a payout for any of our officers, including the named executive officers.

Principal Executive Officer: Mr. Williams has a target bonus of 70% of his base salary.

Principal Financial Officer: Mr. O’Connell has a target bonus of 40% of his base salary.

Other Executive Officers: Ms. Fultineer and Messrs. Kratz and Johnson have target bonuses equal to 50% of their base salaries.

For fiscal 2009, named executive officers and other senior management will be eligible to earn their target bonus if the company meets certain financial goals. Final details of the incentive compensation plan for fiscal 2009 are not yet complete.

Long-Term Equity Incentive Compensation. On February 18, 2005, we adopted our 2004 Stock Option Plan, which was subsequently amended on November 9, 2006. The plan provides for the grant of incentive stock options and non-qualified stock options, exercisable for shares of our common stock. We do not grant long-term equity incentives each year, but view this aspect of compensation to be an equitable adjustment factor to be used periodically by our board of directors. A total of 150,000 shares of our common stock are currently available for option grants under this plan. As of June 28, 2008, we had granted options to purchase 103,795 shares of our common stock under the plan to certain members of our senior management team and one outside consultant.

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

401(k) Plan. In order to promote retirement savings and their financial well-being, our employees, including management, are eligible to participate in our 401(k) Retirement Savings Plan, a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, we provide matching contributions equal to 100% of the participant’s contributions for the first 5% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s applicable earnings (for 2008, this limit is $230,000). Participants who were employed by the predecessor company prior to the 2004 Acquisition were fully vested in their 401(k) account balances and such account balances in the Yamanouchi Consumer, Inc 401(k) Retirement Savings Plan were transferred to the 401(k) plan in connection with the 2004 Acquisition. In fiscal 2008, each of the named executive officers received a matching contribution from us of $10,250.

Perquisites and Personal Benefits. We provide executive benefits and perquisites as denoted below to compete for executive talent and to promote the well-being and financial security of our named executive officers. A description of the executive benefits and perquisites, and the costs associated with providing them for the named executive officers, is reflected in the “All Other Compensation” column of the 2008 Summary Compensation Table below. We do not view perquisites as a significant component of our overall compensation package, but do believe they can be useful in conjunction with base salary to attract and retain individuals in a competitive environment.

•	Auto Allowance

•	Executive Life Insurance

•	Financial Planning

•	Group Term Life Insurance

Principal Executive Officer: The aggregate value of the perquisites received by Mr. Williams in fiscal 2008 and fiscal 2007 was $104,255 and $62,704, respectively. Increased executive life insurance premiums were the major factor in this increase.

Principal Financial Officer: Mr. O’Connell received perquisites with a total value of $26,837 and $27,603 in fiscal 2008 and 2007, respectively.

Other Executive Officers: Ms. Fultineer, Mr. Kratz and Mr. Johnson received perquisites, with total value of $38,095, $48,659 and $68,574, respectively, in fiscal 2008 and $27,755, $30,481 and $47,059 respectively, in fiscal 2007. As with Mr. Williams, the increases resulted primarily from increased executive life insurance premiums for these executives.

Executive officers also participate in other employee benefit plans available on a nondiscriminatory basis to other associates, including merchandise discounts, and group health, life and disability coverage.

Pension Plans

The following is a summary of the pension plan in which our management participates. The pension plan is a traditional final average pay pension plan that pays benefits on retirement based on an employee’s years of service and final average earnings over a consecutive 60-month period. In addition, because of Internal Revenue Code limitations on the amount of pension benefits that can be paid to employees from qualified pension plans, our retirement program includes our Excess Pension Plan, a nonqualified plan that allows executives to receive all of the promised benefits under the pension plan, notwithstanding the Internal Revenue Code limitations.

The following table shows the total monthly annuity benefit payable at normal retirement age from our Employees’ Pension Plan, which we call the Qualified Plan, and our Excess-Pension Plan, which we call the Nonqualified Plan. The monthly annuity benefit shown below represents the total benefits under both the Qualified Plan and the Nonqualified Plan. Under the Qualified Plan, plan compensation is limited by Internal Revenue Code Section 401(a)(17). For calendar 2008, plan compensation is limited to $230,000.

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

The benefits in the pension plan table for all of our officers at Senior Vice-President level and higher as of December 31, 2001 are calculated under a formula of 1.6% of final average earnings, plus an additional 0.4% of final average earnings in excess of a 35-year average Social Security taxable wage base, in each case, multiplied by service limited to 30 years. For purposes of the pension plan, earnings include earnings reported to pension plan participants on Form W-2 but do not include long-term incentive payments, retention bonuses, reimbursements or other expense allowances, cash and non-cash fringe benefits, moving expenses, distributions of nonqualified deferred compensation, welfare benefits, or any amounts contributed to any tax qualified profit sharing plan or cafeteria plan. Under the qualified pension plan, compensation was limited to $230,000 as required by Section 401(a)(17) of the Internal Revenue Code of 1986. Benefits in excess of the maximum benefits payable under the qualified pension plan or accrued as the result of compensation in excess of the maximum amount allowed under the qualified pension plan are payable under the nonqualified pension plan. As of June 28, 2008, the years of credited service for Mr. Williams, Mr. O’Connell, Mr. Kratz, Mr. Johnson and Ms. Fultineer were 20, 4, 8, 11, and 5 years, respectively. The benefits listed in the pension plan table are the total benefits payable from the qualified pension plan and the nonqualified pension plan and are not subject to deduction for Social Security or other offset amounts. See “Note 9 - Benefit Programs” in the notes to our consolidated financial statements included elsewhere in this Form 10-K for details regarding the assumptions used to quantify the accrued benefits shown above.

Harry and David Employees’ Pension Plan

Our Employees’ Pension Plan provides the predecessor company employees, including management, who became our employees in connection with our acquisition of Harry & David Operations Corp., with the same levels of benefit accruals that were available to the employees under the predecessor company Employees’ Pension Plan for 36 months following the date on which the 2004 Acquisition was completed (June 17, 2004). Subsequent to fiscal 2006, as noted above, we announced the approval of a freeze of the benefits provided under this plan, effective June 30, 2007. Assets attributable to the transferred employees were transferred from the predecessor plan to our plan on August 16, 2004, with a true-up transfer of final amounts on February 7, 2005. Participants who were employed by us or the predecessor company prior to the time of the acquisition were fully vested in their pension benefits upon completion of the transaction.

The plan is currently underfunded. Our required level of funding of this plan changes each year depending on the funded status of the plan and the actuarial valuation report provided by our actuaries. The first significant cash funding payments in connection with our obligations under this pension plan were made in fiscal 2007 and 2008, and we expect a significant payment in fiscal 2009. However, the timing of any future payments is subject to a number of factors and uncertainties and could change.

Excess Pension Plan

Our Excess Pension Plan provides benefits to participants of our Employees’ Pension Plan, including management, to the extent benefits are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code. Under this plan, accounts of the predecessor company employees who were transferred to us as of June 17, 2004 are paid in lump sum when their benefits commence under our Employees’ Pension Plan. As noted above, subsequent to fiscal 2006 we froze the benefits provided under this plan, effective June 30, 2007. For more information about our pension plans, see the “2008 Pension Benefits Table” below.

Severance Pay Plan

Our Severance Pay Plan for Executive Committee members provides severance equal to 12 months of salary continuation and car allowance plus a full year of the participant’s target bonus, if a bonus is paid that year. Severance benefits are payable in the event of an involuntary termination of employment for any reason other than death, disability, or for cause, or in the event that an employee resigns following a relocation of the participant’s work location by more than 75 miles without the employee’s consent. During the severance period, if the former employee elects and remains eligible for COBRA, we pay a portion of COBRA premiums for the former employee equal to our portion of the health premiums paid while the former employee was active. COBRA premiums made for the former employee are grossed-up for federal and state taxes. The plan also provides an outplacement benefit. Severance payments are made in a lump sum distribution. For more information, refer to the “Potential Payments and Benefits upon Termination of Employment” disclosure below.

Liquidity Event Plan

On February 18, 2005, we established a liquidity event award plan for each member of our senior management team who received stock options under the 2004 Stock Option Plan (see description above) as of February 18, 2005. Upon its inception, the aggregate amount of all awards to senior management was equal to approximately $6,372,000 in future payments, or 7.5% of the portion of the proceeds from the sale of notes that was distributed on the closing date to our equity sponsors as a return of capital. Currently, reflecting forfeitures, the aggregate amount of the award is approximately $4,912,000. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% will vest quarterly thereafter, in each case, so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates, on the vesting date. As of June 28, 2008, 80% of the award was vested. With respect to any award recipient who is so employed, vesting of the holder’s entire award will accelerate upon a change of control of us and upon termination, without cause within one year of the change of control, except for vesting of the awards of Messrs. Williams and O’Connell, which accelerate upon change of control. For more information about our liquidity event award plan and potential payments under the plan, see our “Potential Payments and Benefits upon Termination of Employment” disclosure below.

Employment Agreements

We generally do not enter into employment agreements with our senior management. However, we have entered into employment agreements with Mr. Williams, our President and Chief Executive Officer, and Mr. O’Connell, our Chief Financial Officer and Chief Administrative Officer.

William H. Williams. We entered into an employment agreement with Mr. Williams on June 17, 2004. The initial term of the employment agreement expired on June 17, 2008. After the initial term, Mr. Williams’ employment agreement is renewable by mutual consent for successive one-year periods. On April 16, 2008, Mr. Williams’ employment agreement renewed on its terms through June 17, 2009. Under the terms of his employment agreement, Mr. Williams is entitled to an initial base salary of $567,600, subject to review and adjustment upward at least annually and a discretionary annual bonus (up to 140% of his base salary) as determined by the board. Mr. Williams is entitled to participate in our standard employee benefits plans, fringe benefits and expense reimbursement plans that are generally available to our other senior executives and executive employees, as well as certain additional fringe benefits. In addition, as long as he remains Chief Executive Officer, Mr. Williams is entitled to serve on our board of directors.

If Mr. Williams is terminated without cause or resigns for good reason, he is entitled to a severance payment equal to 100% of his then applicable base salary for a period of 12 months, plus one hundred percent of his target bonus, plus the dollar value of any vacation time accrued but unused during the calendar year in which he is terminated. To the extent permissible under the specific plan terms, he will also be entitled to continue to participate in all of our welfare plans during the time he receives severance. If Mr. Williams voluntarily resigns at any time, or if we terminate Mr. Williams with cause, he is entitled to receive only any unpaid base salary accrued for services rendered through the date of termination, plus the dollar value of vacation time accrued and unused during the calendar year in which he resigns or is terminated. If Mr. Williams’ employment is terminated due to death or disability, he or his estate will be entitled to receive any unpaid base salary accrued for services rendered through the end of the next calendar month succeeding his termination, plus the dollar value of vacation time accrued and unused during the calendar year in which his employment is terminated.

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

Stephen V. O’Connell. We entered into an employment agreement with Mr. O’Connell on July 1, 2004. Mr. O’Connell’s employment agreement expired on its terms on July 1, 2008. Mr. O’Connell continues his position as an “at will” employee under our normal benefits.

If any payment made to Mr. O’Connell would trigger an excise tax as a result of the payment being considered contingent on a change in ownership or control, any such payments will be reduced to the extent necessary to ensure that the payment will not be subject to the tax as an excess parachute payment, or, if it would result in a greater net payment to Mr. O’Connell, he will be paid the full amount subject to the excise tax.

BOARD OF DIRECTORS REPORT

The board of directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with Harry and David’s management, and based on its review and discussions, the board of directors has recommended that the Compensation Discussion and Analysis be included in Harry and David’s annual report on Form 10-K for the fiscal year ended June 28, 2008.

William H. Williams

Stephen V. O’Connell

Ellis B. Jones

George L. Majoros, Jr.

Bruce Wasserstein

EXECUTIVE COMPENSATION

2008 SUMMARY COMPENSATION TABLE

The following table discloses the compensation paid to our named executive officers for fiscal 2008 and 2007.

Name and Principal Position	Fiscal Year (1)	Salary ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
William H. Williams President and CEO	2008	595,980	162,378	—	114,505	710,485
	2007	577,060	162,378	760,095	71,604	1,571,137
Stephen V. O’Connell CFO and CAO	2008	500,000	138,022	—	37,087	537,087
	2007	508,333	138,022	350,000	36,503	1,032,858
Cathy J. Fultineer Executive VP, Sales & Marketing	2008	405,000	27,075	—	48,345	453,345
	2007	350,750	27,075	345,000	36,655	749,508
Peter D. Kratz Executive VP, Operations	2008	365,000	17,103	—	58,909	423,909
	2007	340,584	17,103	313,125	39,381	720,165
Rudd C. Johnson Executive VP, Human Resources	2008	325,000	22,764	—	78,824	403,824
	2007	315,167	22,764	310,000	55,959	703,890

(1)	For purposes of this table, fiscal 2008 and 2007 refers to the twelve months ended June 28, 2008 and June 30, 2007, which consisted of 52 and 53 weeks, respectively.

(2)	Amounts reflect the dollar amounts of compensation cost for equity-based compensation recognized for financial statement reporting purposes for fiscal 2008 and 2007 in accordance with SFAS 123R.

(3)	“Non-Equity Incentive Plan Compensation” amounts represent performance bonuses and are reported for the fiscal year in which they were earned, although they may have been paid in the following fiscal year.

(4)	All Other Compensation

The following represents the breakout of “All Other Compensation” totals listed above for each named executive officer:

Executive name	Fiscal year	Auto allowance	Executive life insurance	Group term life insurance	Financial planning services	401(k) matching	Other		Total
William H. Williams	2008	14,400	80,502	6,213	3,140	10,250	4,754	(1)	$114,505
Stephen V. O’Connell	2008	12,000	12,033	2,166	638	10,250	3,779	(1)	$37,087
Cathy J. Fultineer	2008	12,000	18,232	2,622	5,241	10,250	—		$48,345
Peter D. Kratz	2008	12,000	30,706	2,622	3,331	10,250	—		$58,909
Rudd C. Johnson	2008	12,000	40,909	4,902	10,763	10,250	—		$78,824
(1)	Amount represents additional discount on purchases as board members.

2008 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)	Grant Date
	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
William H. Williams	—	417,186	—	—	—	—	—	—	—	—	—
Stephen V. O’Connell	—	200,000	—	—	—	—	—	—	—	—	—
Cathy J. Fultineer	—	202,500	—	—	—	—	—	—	—	—	—
Peter D. Kratz	—	182,500	—	—	—	—	—	—	—	—	—
Rudd C. Johnson	—	162,500	—	—	—	—	—	—	—	—	—

(1)	Represents target awards under our annual cash incentive compensation plan, as further described in our “Compensation Discussion and Analysis”.

For more information about our 2004 Stock Option Plan and prior grants made under this plan, see “Compensation Discussion and Analysis” above (there were no grants in fiscal 2008). Certain of our named executive officers are parties to employment agreements with us. For more information about these agreements, see “Compensation Discussion and Analysis — Employment Agreements” above.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William H. Williams	9,461	5,405	—	82.60	6/17/2014
Stephen V. O’Connell	8,040	4,595	—	82.60	6/17/2014
Cathy J. Fultineer	1,326	758		82.60	6/17/2014
	776	1,164	—	190.00	3/8/2017
Peter D. Kratz	112	446		86.20	6/17/2014
	666	999	—	190.00	3/8/2017
Rudd C. Johnson	1,326	758	—	82.60	6/17/2014

Options granted in fiscal 2005 vest and become exercisable 20% on each of June 17, 2005, June 17, 2006, and 5% quarterly thereafter through June 17, 2009. Options granted in fiscal 2007 vest and become exercisable 20% on each of June 17, 2007, June 17, 2008, and 5% quarterly thereafter through June 17, 2011. Vesting of all unexercised options will accelerate upon a termination of employment (without cause) within one year following a change of control (as defined in the relevant option agreements) of us, except for Messrs. Williams and O’Connell, whose options accelerate immediately upon change of control. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under this plan expire 10 years after the date of grant.

2008 OPTION EXERCISES TABLE

Option Exercises
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
William H. Williams	—	—
Stephen V. O’Connell	—	—
Cathy J. Fultineer	—	—
Peter D. Kratz	670	$36,247
Rudd C. Johnson	—	—

(1)	Value realized on exercise represents the excess of option fair value over the exercise price of options exercised during the period.

2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
William H. Williams	Qualified Plan Excess Plan	20 20	2,300,000 2,105,000	—
Stephen V. O’Connell	Qualified Plan Excess Plan	4 0	36,000 0	—
Cathy J. Fultineer	Qualified Plan Excess Plan	5 5	48,000 53,000	—
Peter D. Kratz	Qualified Plan Excess Plan	8 8	249,000 164,000	—
Rudd C. Johnson	Qualified Plan Excess Plan	11 11	542,000 407,000	—

For more information about our pension plans, see “Compensation Discussion and Analysis — Pension Plans” and related subheadings in our “Compensation Discussion and Analysis.” Mr. O’Connell does not participate in the Excess Plan.

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

POTENTIAL PAYMENTS AND BENEFITS UPON TERMINATION OF EMPLOYMENT

Liquidity Event Plan

Under our liquidity event award plan as described above in “Compensation Discussion and Analysis,” our named executive officers are entitled to certain payments. Under the plan, for Messrs. Williams and O’Connell, a change of control is triggered upon the happening of:

•

Wasserstein and Highfields collectively owning less than a majority of the total voting power of our voting stock and not having the power to elect or appoint a majority of the members of our board of directors;

•	the sale or disposition of all or substantially all of our assets to someone other than Wasserstein and Highfields; or

•	our stockholders approving a plan of liquidation.

For all other members of management, a change of control means:

•

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

•

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

•

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

•	the board or our stockholders approve our complete or substantial liquidation or dissolution.

Under their respective liquidity event award agreements, the awards payable to management are as follows: $2,065,750 payable to Mr. Williams, $1,751,120 payable to Mr. O’Connell, $289,100 payable to each of Mr. Johnson and Ms. Fultineer, $174,038 to each of Messrs. Kratz and Cato, and $100,103 to Mr. Foley.

Award recipients will not be entitled to receive any vested portion of their awards unless: (1) a change of control (as so defined) occurs; (2) the aggregate net sales proceeds in such change of control plus certain other distributions received by our equity sponsors exceeds a certain level; (3) we have available cash or, if applicable, non-cash consideration equal to the aggregate of all awards; and (4) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date.

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

Other Potential Payments

The following table presents information regarding payments that would be made to our named executive officers at, following or in connection with any termination (as described in the table) assuming the termination or event occurred on June 28, 2008.

Event	W.H. Williams	S.V. O’Connell	C.J. Fultineer	P.D. Kratz	R.C. Johnson
Voluntary Termination by Named Executive or Retirement
Base Salary	$0	$0	$0	$0	$0
Pension Payments	4,894,000	36,000	117,000	436,000	1,154,000

Total	$4,894,000	$36,000	$117,000	$436,000	$1,154,000
Termination for Cause by Us*
Base Salary	0	0	0	0	0

Total	$0	$0	$0	$0	$0
Termination by Us Without Cause*
Base Salary	$595,980	$500,000	$405,000	$365,000	$325,000
Severance (including COBRA)	522,405	344,133	285,233	259,601	232,801

Total	$1,118,385	$844,133	$690,233	$622,601	$557,801
Disability*
Base Salary	$200,000	$200,000	$200,000	$200,000	$200,000

Total	$200,000	$200,000	$200,000	$200,000	$200,000
Death*
Executive Life Insurance	$1,191,960	$1,000,000	$810,000	$730,000	$650,000

Total	$1,191,960	$1,000,000	$810,000	$730,000	$650,000

Severance Payments include COBRA for 12 months, car allowance for 12 months, outplacement assistance and bonus paid at 100% of target.

Disability payments are in accordance with our long term disability program available to all executives. The plan provides for payment to an individual of 50% of their average pay (including bonuses), with a maximum benefit of $200,000 per year.

Death benefits are equal to two times the executive’s annual salary and the premiums are paid by us.

*	Pension benefits are also payable under these circumstances.

DIRECTOR COMPENSATION

The members of our board of directors do not receive any compensation for their services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We currently do not have a compensation committee. Executive compensation is determined by our board of directors, including our President and Chief Executive Officer and our Chief Financial Officer. No compensation committee interlock existed during the year ended June 28, 2008. Currently, none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table and accompanying footnotes show information regarding the beneficial ownership of our common stock as of August 23, 2008 by (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each of our directors and named executive officers; and (iii) all current directors and the named executive officers, as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. We believe that each stockholder named in the table has sole voting and dispositive power for the shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
5% Stockholders:
Wasserstein(2) Attn: George L. Majoros 1301 Avenue of the Americas 44th Floor New York, NY 10019	650,000	61.4%
Highfields(3) Attn: Matt Botein 200 Clarendon Street 51st Floor Boston, MA 02117	350,000	33.1%
Executive Officers and Directors:
William H. Williams(4)	27,816	2.6%
Stephen V. O’Connell(5)	22,554	2.1%
Cathy J. Fultineer(6)	5,207	0.5%
Peter D. Kratz(7)	4,379	0.4%
Rudd C. Johnson(8)	5,642	0.5%
Ellis B. Jones(2)	650,000	61.4%
George L. Majoros, Jr.(2)	650,000	61.4%
Bruce Wasserstein(2)	650,000	61.4%
All named executive officers and directors as a group (2),(4),(5),(6),(7),(8)	715,598	67.6%

Percentages above are approximate and may not sum to total due to rounding.

(1)	Unless otherwise indicated, the address for each stockholder is c/o Harry & David Holdings, Inc. 2500 South Pacific Highway, Medford, Oregon 97501.

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

(3)	Includes funds sponsored by Highfields and their affiliates. Represents 39,176 shares of common stock beneficially owned by Highfields Capital I LP, 92,476 shares of common stock beneficially owned by Highfields Capital II LP and 218,348 shares of common stock beneficially owned by Highfields Capital Ltd. Messrs. Jonathon S. Jacobson and Richard L. Grubman hold investment and voting power over the shares held by Highfields.

(4)	Mr. Williams was granted options to purchase 27,027 shares of our common stock under a Non-Qualified Stock Option Agreement. As of August 23, 2008, Mr. Williams is a beneficial holder of 27,816 shares, of which 12,161 represents stock option exercises through August 23, 2008, 10,812 represents options that are or will be exercisable within sixty days of August 23, 2008, and includes 4,843 shares indirectly held by Mr. Williams.

(5)	Mr. O’Connell was granted options to purchase 22,973 shares of our common stock under a Non-Qualified Stock Option Agreement. As of August 23, 2008, Mr. O’Connell is a beneficial holder of 22,554 shares, of which 10,338 represents stock option exercises through August 23, 2008, 9,189 represents options that are or will be exercisable within sixty days of August 23, 2008, and includes 3,027 shares held indirectly through Mr. O’Connell’s participation in the Wasserstein Equity Partners Fund.

(6)	Ms. Fultineer was granted options to purchase 5,729 shares of our common stock under a Non-Qualified Stock Option Agreement. As of August 23, 2008, Ms. Fultineer is a beneficial holder of 5,207 shares, of which 1,705 represents stock option exercises through August 23, 2008, 2,291 represents options that are or will be exercisable within sixty days of August 23, 2008 and also includes 1,211 shares held indirectly through Ms. Fultineer’s participation in Bear Creek Equity Partners Funds.

(7)	Mr. Kratz was granted options to purchase 3,896 shares of our common stock under a Non-Qualified Stock Option Agreement. As of August 23, 2008, Mr. Kratz is a beneficial holder of 4,379 shares, of which 1,673 represents stock option exercises through August 23, 2008, 890 represents options that are or will be exercisable within sixty days of August 23, 2008 and also includes 1,816 shares held indirectly through Mr. Kratz’ participation in Bear Creek Equity Partners Funds.

(8)	Mr. Johnson was granted options to purchase 3,789 shares of our common stock under a Non-Qualified Stock Option Agreement. As of August 23, 2008, Mr. Johnson is a beneficial holder of 5,642 shares, of which 1,705 represents stock option exercises through August 23, 2008, 1,326 represents options that are or will be exercisable within sixty days of August 23, 2008 and also includes 2,422 shares held indirectly through Mr. Johnson’s participation in Bear Creek Equity Partners Funds.

EQUITY COMPENSATION PLAN INFORMATION SUMMARY

The table below sets forth information regarding our Equity Compensation Plans as of June 28, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	62,530	$115.63	54,175
Equity Compensation Plans not approved by security holders	—	—	—

Total	62,530	$115.63	54,175

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

MANAGEMENT AGREEMENT

In connection with the 2004 Acquisition, the Company entered into an agreement with Wasserstein, on behalf of Wasserstein and Highfields, to pay Wasserstein and Highfields an aggregate fee of up to $1,000 annually plus expenses for financial management, consulting and advisory services. To the extent the fee is not paid in any year, it will be accrued. Under our management agreement, the Company has also agreed to engage Wasserstein as an advisor to the Company in connection with any material financing transaction, asset acquisitions or dispositions or any direct or indirect change of control of the Company. Upon consummation of any such transaction, the Company will pay Wasserstein a customary transaction fee for such advisory services.

OTHER TRANSACTIONS

From time to time in the ordinary course of business, we may enter into transactions with entities in which one or both of our equity sponsors have an interest. Any such transaction would be subject to compliance with the covenants contained in the indenture governing the Senior Notes and our revolving credit facility. We anticipate that any such transaction would be on arms’ length terms. In addition, we have entered into an employment agreements with one of our executive officers as described in “Item 11—Executive Compensation—Employment Agreements.” We may also from time to time indemnify executive officers and directors for actions taken in their capacities as such.

DIRECTOR INDEPENDENCE

Currently, none of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional services rendered by Ernst & Young LLP for us for fiscal 2008 and 2007 are shown in the table below (in actual dollars):

	Fiscal 2008	Fiscal 2007
Audit fees	$1,242,700	$995,256
Audit-related fees	269,002	289,432
Tax fees	5,000	19,857
All other fees	—	—

Total	$1,516,702	$1,304,545

The nature of each category of fees is described below:

Audit fees consist of fees for professional services for the annual audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q and accounting consultation related to the audit.

Audit-related fees consist of fees for professional services related to our acquisitions and divestitures. For fiscal 2008, audit-related fees were primarily comprised of professional services associated with our acquired businesses. For fiscal 2007, in association with the divestiture of the Jackson & Perkins business, audit-related fees also include fees for the audit of the Jackson & Perkins closing balance sheet.

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

(a) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits Index

Exhibit No.	Description of exhibit

2.1†**	Stock Purchase Agreement, dated as of April 1, 2004, among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.1 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.2†	Letter, dated June 17, 2004, amending the Stock Purchase Agreement among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.2 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.3†	Letter, dated October 11, 2004, amending the Stock Purchase Agreement among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.3 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.4	Purchase Agreement, dated as of March 30, 2007, among Harry & David Operations Corp., Bear Creek Direct Marketing, Inc., Jackson & Perkins Operations, Inc., J&P Acquisition Inc. and Donald Hachenberger and Glenda Hachenberger (Filed as Exhibit 2.1 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.5	Asset Purchase Agreement, dated as of March 30, 2007 between Bear Creek Operations, Inc. and J&P Acquisition Inc. (Filed as Exhibit 2.3 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.6	Purchase Agreement, dated as of April 10, 2007 between Bear Creek Operations, Inc. and J&P Acquisition Inc. (Filed as Exhibit 2.2 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.7	First Amendment to Asset Purchase Agreement, dated as of April 17, 2007, among Jackson & Perkins Operations, Inc., Wasco Real Properties I, LLC and Wasco Real Properties II, LLC (Filed as Exhibit 2.4 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

3.1†	Harry & David Holdings, Inc. Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.3 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.2†	Harry & David Holdings, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.4 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.3†	Harry & David Holdings, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.5 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.4†	Bear Creek Orchards, Inc. Certificate of Incorporation (Filed as Exhibit 3.8 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.5†	Harry and David Articles of Incorporation (Filed as Exhibit 3.9 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.6†	Harry & David Holdings, Inc. Bylaws (Filed as Exhibit 3.15 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.7†	Bear Creek Orchards, Inc. Bylaws (Filed as Exhibit 3.18 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.8†	Harry and David Bylaws (Filed as Exhibit 3.19 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

4.1†	Indenture among Bear Creek Corporation (now known as Harry & David Operations Corp.) and each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, dated as of February 25, 2005 (Filed as Exhibit 4.2 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. (333-127173) and incorporated herein by reference)

4.2†	Form of Notes (included in Exhibit 4.1)

4.3†	Form of Guarantee (included in Exhibit 4.1)

4.4	First Supplemental Indenture (relating to the Indenture dated as of February 25, 2005) dated as of November 30, 2007, by and among Harry and David, as Successor, each of the other Guarantors thereto, and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Form 10-Q (File No. 333-127173) dated February 2, 2008 and incorporated herein by reference)

10.1†	Employment Agreement, dated as of June 17, 2004, by and between Bear Creek Corporation (now known as Harry & David Operations Corp.) and William H. Williams (Filed as Exhibit 10.3 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

10.3†	2004 Stock Option Plan (Filed as Exhibit 10.6 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.4†	Form of Liquidity Event Award Agreement (Filed as Exhibit 10.7 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.5†	Liquidity Event Award Agreement for William H. Williams (Filed as Exhibit 10.8 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.6†	Liquidity Event Award Agreement for Stephen V. O’Connell (Filed as Exhibit 10.9 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.7†	Form of Incentive Stock Option Agreement (Filed as Exhibit 10.10 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.8†	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.11 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.9†	Non-Qualified Stock Option Agreement for William H. Williams (Filed as Exhibit 10.12 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.10†	Non-Qualified Stock Option Agreement for Stephen V. O’Connell (Filed as Exhibit 10.13 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.11†	Form of Severance Pay Plan (Filed as Exhibit 10.14 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.12†	Credit Agreement among Harry & David Operations Corp., as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lenders party thereto, UBS Securities LLC, as Lead Arranger, UBS Loan Finance LLC, as a lender and as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, as the Administrative Collateral Agent and as Administrative Agent for the lenders and GMAC Commercial Finance LLC, as Collateral Agent (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Form 8-K (File No. 333-128870) dated March 20, 2006 and incorporated herein by reference)

10.13†	Harry & David Operations Corp.’s Excess Pension Plan (Filed as Exhibit 10.1 to Harry & David Corp.’s Form 8-K (File No. 333-128870) dated August 1, 2006 and incorporated herein by reference)

10.14	Amended and Restated 2004 Stock Option Plan (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference)

10.15	First Amendment to Credit Agreement, dated as of June 21, 2007, by and among Harry & David Operations Corp., as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lenders party thereto, UBS Securities LLC, as Lead Arranger, UBS Loan Finance LLC, as a lender and as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, as the Administrative Collateral Agent and as Administrative Agent for the lenders and GMAC Commercial Finance LLC, as Collateral Agent (Filed as Exhibit 10.15 to Harry & David Holdings Form 10-K filed on September 14, 2007 and incorporated herein by reference)

10.16	Assumption Agreement dated as of November 30, 2007 by Harry and David, pursuant to the Credit Agreement among Harry & David Operations Corp., as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lenders party thereto, UBS Securities LLC, as Lead Arranger, UBS Loan Finance LLC, as a lender and as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, as the Administrative Collateral Agent and as Administrative Agent for the lenders and GMAC Commercial Finance LLC, as Collateral Agent (Filed as Exhibit 10.2 to Harry & David Holdings, Inc.’s Form 10-Q (File No. 333-127173) dated February 2, 2008 and incorporated herein by reference)

10.17	Consent and Second Amendment to Credit Agreement, dated as of August 8, 2008, by and among Harry and David (as successor to Harry & David Operations Corp.), as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lender party thereto, UBS AG, Stamford Branch, as Administrative Collateral Agent and as Administrative Agent for the Lenders, and GMAC Commercial Finance LLC, as Collateral Agent.

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the President and Chief Executive Officer and the Chief Financial Officer and Chief Administrative Officer required by rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

**	The Stock Purchase Agreement submitted as Exhibit 2.1 contains a list briefly identifying the contents of all omitted disclosure schedules. The Company undertakes to furnish supplementally a copy of any omitted disclosure schedules to the Securities and Exchange Commission upon request.

†	Previously filed

(c)	The following Financial Statement Schedules of Harry & David Holdings, Inc. are included in Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Valuation and Qualifying Accounts

Consolidating Financial Statements required by Rule 3-10 of Regulation S-X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HARRY & DAVID HOLDINGS, INC.

Signature	Title	Date

/s/ William H. Williams William H. Williams	President and Chief Executive Officer and Director	September 19, 2008

/s/ Stephen V. O’Connell Stephen V. O’Connell	Chief Financial Officer and Administrative Officer and Director (Principal Financial Officer)	September 19, 2008

/s/ Bernard Colpitts Bernard Colpitts	Vice President, Controller (Principal Accounting Officer)	September 19, 2008

/s/ Ellis B. Jones Ellis B. Jones	Director	September 19, 2008

/s/ George L. Majoros, Jr. George L. Majoros, Jr.	Director	September 19, 2008

/s/ Bruce Wasserstein Bruce Wasserstein	Director	September 19, 2008

HARRY & DAVID HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Harry & David Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Harry & David Holdings, Inc. and subsidiaries (the Company) as of June 28, 2008 and June 30, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended June 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 28, 2008 and June 30, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 28, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 related to accounting for uncertainty in income taxes and Emerging Issues Task Force Issue No. 06-2 related to accounting for sabbatical leave and, effective June 30, 2007, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 158 related to defined benefit pension and other postretirement plans.

/s/ ERNST & YOUNG LLP

Portland, Oregon

September 9, 2008

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 28, 2008	June 30, 2007
Assets
Current assets
Cash and cash equivalents	$40,792	$49,408
Short-term investments	15,033	24,816
Trade accounts receivable, less allowance for doubtful accounts of $39 at June 28, 2008, and $15 at June 30, 2007	2,084	2,100
Other receivables	2,843	10,907
Inventories	54,463	62,406
Deferred catalog expenses	6,258	4,198
Prepaid income taxes	—	774
Deferred income taxes	3,230	—
Other current assets	7,491	9,852

Total current assets	132,194	164,461
Fixed assets, net	162,214	163,273
Goodwill	3,690	—
Intangibles, net	45,677	29,089
Deferred financing costs, net	9,266	12,144
Other assets	3,596	1,551

Total assets	$356,637	$370,518

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,981	$22,900
Accrued payroll and benefits	14,052	21,175
Income taxes payable	23,610	—
Deferred revenue	13,667	12,914
Deferred income taxes	—	18,670
Accrued interest	5,523	5,921
Other accrued liabilities	7,932	7,409
Current portion of capital lease obligations	647	1,366

Total current liabilities	84,412	90,355
Long-term debt and capital lease obligations	235,599	245,669
Accrued pension liability	17,494	15,504
Deferred income taxes	4,074	8,422
Other long-term liabilities	10,906	6,304

Total liabilities	352,485	366,254

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value, 1,500,000 shares authorized; 1,033,295 and 1,032,241 shares issued and outstanding at June 28, 2008 and June 30, 2007, respectively	10	10
Additional paid-in capital	6,191	5,548
Accumulated other comprehensive income (loss), net of tax	(3,558)	1,119
Retained earnings (accumulated deficit)	1,509	(2,413)

Total stockholders’ equity	4,152	4,264

Total liabilities and stockholders’ equity	$356,637	$370,518

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year ended June 28, 2008	Year ended June 30, 2007	Year ended June 24, 2006
Net sales	$545,064	$561,017	$524,384
Cost of goods sold	295,894	295,211	302,389

Gross profit	249,170	265,806	221,995

Operating expenses:
Selling, general and administrative	217,008	214,004	198,219
Selling, general and administrative – related party	1,000	1,068	1,000

	218,008	215,072	199,219

Operating income	31,162	50,734	22,776

Other (income) expense:
Interest income	(2,708)	(3,126)	(1,780)
Interest expense	25,227	28,199	26,459
Pension curtailment gain	—	(15,844)	—
Gain on debt prepayment	(303)	—	—
Other (income) expense, net	(39)	(348)	1,210

	22,177	8,881	25,889

Income (loss) from continuing operations before income taxes	8,985	41,853	(3,113)
Provision for income taxes	4,648	11,156	2,548

Net income (loss) from continuing operations	4,337	30,697	(5,661)

Discontinued operations:
Gain on sale of Jackson & Perkins	282	6,713	—
Operating income (loss) on discontinued operations	8	(4,282)	(6,511)
Provision (benefit) for income taxes on discontinued operations	19	1,127	(2,459)

Net income (loss) from discontinued operations	271	1,304	(4,052)

Net income (loss)	$4,608	$32,001	$(9,713)

Basic net income (loss) per share:
Continuing operations	4.20	29.90	(5.58)
Discontinued operations	0.26	1.27	(4.00)

Total basic net income (loss) per share	$4.46	$31.17	$(9.58)

Diluted net income (loss) per share:
Continuing operations	4.16	29.90	(5.58)
Discontinued operations	0.26	1.27	(4.00)

Total diluted net income (loss) per share	$4.42	$31.17	$(9.58)

Weighted-average shares used in per share calculations:
Basic	1,032,577	1,026,604	1,013,650

Diluted	1,043,471	1,026,604	1,013,650

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (accumulated	Accumulated other comprehensive
	Shares	Value		deficit)	income	Total
Balance at June 25, 2005	1,000,000	$10	$1,864	$(22,101)	$—	$(20,227)
Net loss	—	—	—	(9,713)	—	(9,713)

Comprehensive loss						(9,713)

Exercise of common stock options	19,929	—	1,646	—	—	1,646
Stock option compensation	—	—	444	—	—	444
Dividends paid	—	—	—	(2,600)	—	(2,600)

Balance at June 24, 2006	1,019,929	10	3,954	(34,414)	—	(30,450)
Net income	—	—	—	32,001	—	32,001

Comprehensive income						32,001

Adjustment to initially apply SFAS No. 158, net of tax of $661	—	—	—	—	1,119	1,119
Exercise of common stock options	12,312	—	1,017	—	—	1,017
Stock option compensation	—	—	577	—	—	577

Balance at June 30, 2007	1,032,241	10	5,548	(2,413)	1,119	4,264
Net income	—	—	—	4,608	—	4,608
Pension adjustment, net of tax of $2,763	—	—	—		(4,677)	(4,677)

Comprehensive loss						(69)

Adjustment to initially apply EITF 06-02, net of tax of $164	—	—	—	(256)	—	(256)
Adjustment to initially apply FIN 48	—	—	—	(430)	—	(430)
Exercise of common stock options	1,054	—	91	—	—	91
Stock option compensation	—	—	552	—	—	552

Balance at June 28, 2008	1,033,295	$10	$6,191	$1,509	$(3,558)	$4,152

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended June 28, 2008	Year ended June 30, 2007	Year ended June 24, 2006
Operating activities
Net income (loss)	$4,608	$32,001	$(9,713)
Less: Net income (loss) from discontinued operations	271	1,304	(4,052)

Net income (loss) from continuing operations	4,337	30,697	(5,661)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization of fixed assets	18,370	17,122	16,056
Amortization of intangible assets	2,122	1,976	2,112
Amortization of deferred financing costs	2,604	2,669	2,473
Stock option compensation expense	552	577	444
Write-off of deferred initial public offering costs	—	—	2,180
Loss on disposal and impairment of fixed assets and other long-lived assets	1,665	770	1,073
Gain on short-term investments	(426)	(407)	—
Deferred income taxes	(22,916)	10,818	2,500
Gain on debt prepayment	(303)	—	—
Pension curtailment gain	—	(15,844)	—
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	733	367	(4,171)
Inventories	9,621	(6,378)	(6,576)
Deferred catalog expenses and other assets	(284)	(997)	(5,060)
Accounts payable	(4,884)	3,903	6,591
Accrued liabilities	(5,003)	7,680	2,308
Income taxes	24,272	(218)	(309)
Accrued pension liability	(5,450)	(2,716)	4,639
Deferred revenue	472	(3,523)	2,211

Net cash provided by operating activities from continuing operations	25,482	46,496	20,810
Net cash provided by (used in) operating activities from discontinued operations	3,147	(12,674)	22

Net cash provided by operating activities	28,629	33,822	20,832

Investing activities
Acquisition of fixed assets	(17,855)	(21,459)	(17,374)
Acquisition of Wolferman’s business	(22,784)	—	—
Proceeds from the sale of fixed assets	32	17	30
Purchases of available-for-sale securities	(10,000)	—	—
Purchases of held-to-maturity securities	(4,964)	(51,838)	—
Proceeds from income on available-for-sale securities	195	—	—
Proceeds from the sale of held-to-maturity securities	24,978	27,429	—

Net cash used in investing activities from continuing operations	(30,398)	(45,851)	(17,344)
Net cash provided by (used in) investing activities from discontinued operations	4,161	42,860	(289)

Net cash used in investing activities	(26,237)	(2,991)	(17,633)

Financing activities
Borrowings of revolving debt	63,000	108,500	104,000
Repayments of revolving debt	(63,000)	(108,500)	(104,000)
Repayments of long-term debt	(9,405)	—	—
Repayments of notes payable	—	—	(268)
Repayments of capital lease obligations	(1,684)	(1,077)	—
Payments for deferred financing costs	(10)	—	(3,017)
Proceeds from exercise of stock options	91	1,017	1,646
Dividends paid	—	—	(2,600)

Net cash used in financing activities from continuing operations	(11,008)	(60)	(4,239)

Increase (decrease) in cash and cash equivalents	(8,616)	30,771	(1,040)
Cash and cash equivalents, beginning of period	49,408	18,637	19,677

Cash and cash equivalents, end of period	$40,792	$49,408	$18,637

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands)

NOTE 1—BUSINESS

Harry & David Holdings, Inc. and subsidiaries (the “Company”) is a vertically integrated multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David® and Wolferman’s® brands. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business, and consumer telemarketing, Harry and David Stores, and wholesale distribution to other retailers.

Sales of the Company’s products are subject to a variety of agricultural risks, fuel and energy price fluctuations, delivery rate increases, and extreme weather conditions, and are subject to regulation and inspection by various governmental agencies. Historically, the Company’s business has been subject to substantial seasonal variations in demand. A significant portion of the Company’s net sales and net earnings are realized during the holiday selling season from October through December, and levels of net sales and net earnings are significantly lower during the period from January to September. Accordingly, operating results will vary based on the timing of holidays and the ripening of seasonal fruits, which, if delayed, can cause delays in product shipments.

NOTE 2—OWNERSHIP AND CAPITAL STRUCTURE

On June 17, 2004, the Company purchased all of the outstanding shares of common stock of Harry & David Operations Corp. (formerly Bear Creek Corporation) (the “Predecessor”) from Yamanouchi Consumer Inc. (“YCI”) (referred to herein as the “2004 Acquisition”). In conjunction with the 2004 Acquisition, the Company issued 1,000,000 shares of $.01 par value stock to Wasserstein & Company, LP (“Wasserstein”) and affiliates of funds sponsored by Highfields Capital Management LP (“Highfields”). The 2004 Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values. As of June 28, 2008, affiliates of Wasserstein, together with current and former members of management, own a 66% controlling interest in the Company, and Highfields owns 34%.

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

The results of operations of the divested Jackson & Perkins businesses, the revenues and expenses associated with the transitional services the Company is providing to the buyer, as well as the gain on sale of the Jackson & Perkins business are separately accounted for on the consolidated statement of operations as discontinued operations. See “Note 6— Discontinued Operations.”

Prior year information has been reclassified to conform to current year presentation as follows: capitalized catalog costs, which were previously classified as prepaid catalog expenses or within other current assets, were reclassified to deferred catalog expenses on the consolidated balance sheets. This reclassification had no impact on the consolidated statement of operations, consolidated statement of cash flows, or working capital for any period.

All dollar amounts presented in the accompanying consolidated financial statements and theses notes are in thousands except per share data.

Fiscal year

The Company’s fiscal year ends the last Saturday in June, based on a 52/53-week year. The fiscal year ended June 30, 2007 contained 53 weeks, while the fiscal years ended June 28, 2008 and June 24, 2006 both contained 52 weeks.

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

Financial instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments consist principally of short-term investments, cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities, capital lease obligations and the Senior Floating Rate Notes due March 1, 2012 and Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The estimated carrying value of these instruments (other than the Senior Notes) approximates fair value due to their short-term maturities.

The following table provides the carrying value and fair value of the Company’s Senior Notes:

	June 28, 2008		June 30, 2007
	Book value	Fair value	Book value	Fair value
Senior Floating Rate Notes	$68,000	$59,840	$70,000	$70,700
Senior Fixed Rate Notes	$167,000	$146,960	$175,000	$177,625

Total Long-term debt	$235,000	$206,800	$245,000	$248,325

The fair values are based on quoted market prices.

Cash and cash equivalents

Cash and cash equivalents are carried at cost, which approximates market value. Cash equivalents include third-party credit card receivables because such amounts generally convert to cash within three days with little or no default risk, as well as investments in commercial paper with a purchased maturity of 90 days or less. Third-party credit card receivables totaled $1,035 and $1,111 as of June 28, 2008 and June 30, 2007, respectively. Cash and cash equivalents consist primarily of deposits at federally insured financial institutions. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Short-term investments

Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase based on, among other factors, the Company’s short-term liquidity requirements. The cost of the securities is based on the specific identification method. Held-to-maturity securities are stated at amortized cost as it is the intent of the Company to hold these securities until maturity. Available-for-sale securities are recorded at fair value and are classified as current assets due to the Company’s intent to hold these investments for less than one year. As of June 28, 2008, $4,995 and $10,038 of investments were classified as held-to-maturity and available-for-sale, respectively. As of June 30, 2007, all short-term investments were classified as held-to-maturity and totaled $24,816. All short-term investments approximated fair value at the respective balance sheet dates.

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

The Company conducts ongoing credit evaluations and maintains an allowance for doubtful accounts to address the risk of bad debts. The Company analyzes historical bad debts, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The allowance is calculated on a historical percentage of accounts in default as a percentage of sales. The Company generally writes off non-corporate accounts more than 180 days past due. Past-due corporate accounts are written off when management deems that collectibility is remote. Losses from bad debts have historically been within management’s expectations.

Inventories

Inventories in the Direct Marketing, Wholesale, and Other segments are valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories in the Stores segment are valued at the lower of cost, (which approximates actual cost on a first-in, first-out basis) or market using the retail inventory method. The total amount of retail inventory at June 28, 2008 and June 30, 2007 was $15,569 and $15,510, respectively. The Company estimates a provision for damaged, obsolete, excess, and slow-moving inventory based on specific identification and inventory aging reports. The Company provides for excess and obsolete inventories in the period when excess and obsolescence are determined to have occurred.

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

Deferred catalog expenses and advertising expenses

Deferred catalog expenses are incurred in connection with the direct response marketing of certain products. Catalog costs consist of creative design, photography, separations, paper, print, distribution, postage, and list costs for all direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected periods of future benefit based on the estimated sales curve of each promotion. Each catalog is generally amortized over 3 to 4 months. However, for sales that extend up to 12 months, such as multiple club shipments, catalog expense is generally amortized up to a 12-month period. Prepaid catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated remaining future net revenues associated with that promotion. Estimated future revenues are based on various factors such as the total number of catalogs and pages circulated, the probability and likely magnitude of consumer response, and the assortment of merchandise offered. If the carrying amount is in excess of estimated future net revenues, the excess is expensed in the reporting period. Non-direct response advertising is expensed as incurred.

Total advertising expenses from continuing operations, which are primarily comprised of catalog expenses, totaled $65,097, $60,932 and $59,691 for fiscal 2008, 2007 and 2006, respectively. Advertising expenses from discontinued operations totaled $7,501 and $12,563 for fiscal 2007 and 2006, respectively. There were no significant advertising expenses from discontinued operations in fiscal 2008.

Fixed assets

Fixed assets are stated at cost. Orchard development costs, consisting of direct labor and material, supervision, and other items, are capitalized as part of capital projects-in-process until the orchard produces fruit in commercial quantities. Upon attaining commercial levels of production, these costs are transferred to land improvements.

Depreciation and amortization are computed using the straight-line method, with estimated useful lives of the related assets as follows:

Land improvements and orchard development costs	10–35 years

Buildings and improvements	10–40 years

Machinery and equipment	3–10 years

Purchased and internally developed software	3–8 years

Leasehold improvements	Shorter of estimated useful life or lease term (generally 5-10 years; up to 20 years)

Repair and maintenance costs are expensed in the year in which they are incurred.

Interest costs related to assets under construction and software projects are capitalized during the construction or development period. Interest costs capitalized during fiscal 2008, 2007, and 2006 totaled $528, $253, and $236, respectively. At June 28, 2008, the estimated cost to complete capital projects-in-process was $22,286.

Internally developed software costs are capitalized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment. Recoverability of assets is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value, which is calculated on a discounted cash flow basis.

Intangible assets

Intangible assets primarily consist of trade names, trademarks, a proprietary recipe, customer mailing and rental lists and favorable lease agreements. The trade names, trademarks and the recipe have indefinite lives. The customer lists have a remaining estimated useful life of six years. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases, ranging from two to five years. Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, which is calculated on a discounted cash flow basis, an impairment loss would be recognized. The customer mailing lists and rental lists are amortized using a weighted-average method over the remaining estimated useful lives and favorable lease agreements are amortized using the straight-line method.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisition of Wolferman’s (see “Note 5-Acquisition”). Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As required by FAS No. 142, the Company identified the Wolferman’s direct marketing division, within the Company’s Direct Marketing segment, as the reporting unit to which all goodwill was allocated and, therefore, the level at which goodwill is tested for potential impairment. The allocation of goodwill was based on the assignment of operating responsibilities and the reporting of financial results of the acquired business.

Deferred financing costs

Debt financing costs are deferred and amortized to interest expense using the straight-line method over the term of the related debt instrument. The straight-line method approximates the effective interest method. See “Note 8–Borrowing Arrangements.”

Deferred rent

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease and other lease incentives, the Company recognizes rental expense on a straight-line basis over the lease term and records the difference between rent expense and the amount that is payable as deferred rent. Current deferred rent liabilities totaling $173 and $23 were included in other current liabilities and non-current deferred rent liabilities totaling $1,858 and $1,568 were included in other long-term liabilities in the accompanying consolidated balance sheets as of June 28, 2008, and June 30, 2007, respectively.

Asset retirement obligations

The Company has accrued for future asset retirement obligations resulting from the Company’s contractual obligation to restore a store location to its original condition upon lease termination. The accrual is estimated based on historical costs incurred to restore a location to its original condition after a store closure. Asset retirement obligation liabilities totaling $948 and $895 were included in other liabilities in the accompanying consolidated balance sheets as of June 28, 2008 and June 30, 2007, respectively.

Revenue recognition

In accordance with Staff Accounting Bulletin No.104, Revenue Recognition, the Company recognizes revenue from product sales when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

For the Company’s direct marketing revenue and a portion of wholesale revenue, product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded upon shipment as the Company’s or its customer’s standard terms and conditions provide for transfer of title upon delivery to the carrier. For certain wholesale customers, revenue is recognized upon receipt by the customer, at which time title passes to the customer in accordance with the terms of the sale. The Company records a reserve for estimated product returns and allowances in each reporting period. If returns were to increase or decrease, changes to the reserves could be required. Sales taxes are presented on a net basis. Finance charges on credit sales totaled $145, $196, and $196 for fiscal 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses from continuing operations in the consolidated statement of operations.

Deferred revenue represents amounts received from customers for merchandise to be shipped in subsequent periods. The Company defers incremental direct costs of order processing related to those orders for which revenue is deferred. Deferred order processing costs of $425 and $658 were included in other current assets in the accompanying consolidated balance sheets at June 28, 2008 and June 30, 2007, respectively.

Revenues from sales of gift cards and gift certificates are deferred until redeemed. The Company’s gift cards and certificates do not lose value over time and do not expire. Unredeemed gift cards or certificates that are subject to escheatment ultimately revert to the appropriate state and are not recorded as income. Unredeemed gift cards or certificates not subject to escheatment are recognized in income after being outstanding for ten years at which time we consider the possibility of redemption to be remote. Income from unredeemed gift cards and gift certificates of $160 and $332 was recognized in fiscal 2008 and 2007, respectively, and is included in net sales in the consolidated statement of operations. There were no such amounts recognized in fiscal 2006.

Classification of costs and expenses

Cost of goods sold includes cost of goods, occupancy expenses for manufacturing and distribution facilities, warehouse and fulfillment costs and product delivery costs. Cost of goods consists of raw materials, manufacturing costs, costs of externally purchased merchandise, freight, and other inventory-related costs. Occupancy expenses are primarily comprised of depreciation, rent and utilities. Warehouse and fulfillment costs primarily consist of labor, storage and equipment.

Selling, general and administrative expenses consist of costs for occupancy associated with our stores and corporate facility, advertising, credit, call center, depreciation and amortization for store leasehold improvements and fixtures, corporate facilities, IT equipment and software, and corporate administrative functions. Occupancy expenses associated with the stores and corporate facility primarily include rent, common area maintenance and utilities. Corporate administrative function costs primarily include the costs for executive administration, legal, human resources, finance, insurance and information technology.

Research and development

Costs incurred in research and development were primarily for developing new rose varieties and were expensed as incurred in the Jackson & Perkins segment and therefore are included in discontinued operations. A total of $1,114 and $1,641 of these costs were incurred in fiscal 2007 and 2006, respectively. There were no such costs incurred in fiscal 2008.

Income taxes

The Company accounts for income taxes under the liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statements and tax basis of assets and liabilities multiplied by the expected tax rate in the year the differences are expected to reverse. Deferred income tax expense or benefit results from the change in the net deferred tax asset or liability between periods.

The Company records a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. The Company has considered carryback and carryforward periods, historical and forecasted income, the apportioned earnings in the jurisdictions in which the Company and its subsidiaries operate, and tax planning strategies in estimating a valuation allowance against the Company’s deferred tax assets. If the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized, an adjustment to the deferred tax assets is charged to earnings in the period in which such a determination is made. Conversely, if the Company determines that it is more likely than not that the deferred tax assets will be realized, the applicable portion of the previously estimated valuation allowance would be reversed.

The amount of income taxes the Company pays is subject to periodic audits by federal and state tax authorities and these audits may result in proposed deficiency assessments. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of July 1, 2007.

Stock-based compensation

Stock options granted to employees are accounted for under SFAS No. 123R, Share-Based Payment. The fair value of stock-based awards to employees is calculated by us using the Black-Scholes option valuation model, which requires that we make certain subjective assumptions. These assumptions include future stock price volatility and the expected life of the stock option, which affect the calculated fair values. For the majority of the granted options, forfeitures are assumed to equal 10% of the total grant amount of the options. The expected term of options granted is derived from the time between the date of final vesting and the expiration of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The calculated compensation expense is recognized on a straight-line basis over each vesting period. See “Note 11—Stock Option Plan.”

Pension Plans

Effective June 30, 2007, the Company adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). The Company’s pension benefit costs and liabilities are developed from actuarial valuations. Inherent in these valuations are assumptions the Company determines after consultation with its actuaries, including discount rates, expected returns on plan assets and rates of compensation increases. In determining the expected rates and returns, the Company is required to consider current market conditions, including changes in interest rates.

Material changes in the Company’s pension and post-retirement benefit costs may occur in the future, resulting from changes in assumptions or other management decisions. For further discussion, see “Note 9 – Benefit Programs”.

Earnings (loss) per share

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period including the dilutive effect of stock awards as determined under the treasury stock method. See “Note 12—Earnings (Loss) Per Share.”

NOTE 4—RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of the adoption of SFAS 162 and does not expect there to be a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (on or after June 28, 2009 of fiscal 2010). Early adoption is not permitted. After the effective date, the Company will apply the requirements of SFAS No. 141R to any future business combinations.

The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans, effective June 30, 2007. SFAS No. 158 requires an employer to recognize the funded status of each of its defined benefit post-retirement plans as an asset or liability and to recognize changes in funded status as a component of accumulated other comprehensive income. Upon adoption, current liabilities were increased by $223, noncurrent liabilities were reduced by $2,003, deferred taxes were increased by $661, and stockholders’ equity was increased by $1,119, net of tax.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which requires assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is not planning to elect the option to record certain financial assets and liabilities at fair value and, therefore, this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and to allow additional time to resolve certain issues, the FASB delayed the effective date for one year for certain types of nonfinancial assets and nonfinancial liabilities, via FSP No. FAS 157-2, Effective Date of FASB Statement No.157. The Company does not expect adoption of this statement to have a material impact on its consolidated financial statements.

In June 2006, the FASB FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company as of July 1, 2007 and required a cumulative adjustment to equity upon adoption for the accounting differences for uncertain tax positions under FIN 48 as opposed to SFAS No. 5, Accounting for Contingencies. For further information, see “Note 10 – Income Taxes.”

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached on Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ (“EITF 06-2”). EITF 06-2 concludes that companies should accrue for employee sabbatical leave over the service period in which employees earn the right to sabbatical leave. The Company adopted EITF 06-2 in the first quarter of fiscal year 2008. The impact on the Company’s financial statements was a cumulative adjustment to retained earnings totaling $256, net of taxes of $164. In addition, for fiscal 2008, a net charge of $26, or $0.03 per share on basic and diluted pre-tax basis, was recorded in payroll expense, classified within selling, general and administrative expenses in the consolidated statement of operations pursuant to EITF 06-2.

NOTE 5—ACQUISITION

On January 15, 2008, the Company completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand, from Williams Foods, Inc., for a net purchase price of $22,784, which included $622 of transaction related expenses. The Company paid for the acquisition of Wolferman’s with available cash. Williams Foods, Inc. has agreed to provide certain transitional services, as needed, through September 2008.

The results of operations of Wolferman’s are included in the consolidated statements of operations for the periods which include January 15, 2008 through June 28, 2008.

The allocation of the purchase price is based on management’s estimates and assumptions, and other information compiled by management utilizing established valuation techniques appropriate for the retail industry. The purchase price will be finalized upon ultimate payment of severance and costs associated with the exit of existing fulfillment locations as discussed below. The following table presents the preliminary allocation of the purchase price of the acquisition, including professional fees and other related acquisition costs, to the net assets acquired based on their fair values (in thousands):

Current assets	$2,525
Fixed assets	134
Intangible assets	18,850
Goodwill	3,690

Total assets acquired	25,199
Current liabilities	(2,415)

Net assets acquired	$22,784

The acquired intangible assets are comprised of Wolferman’s trademarks and a proprietary recipe totaling $13,550 and customer lists of $5,300. The trademarks and proprietary recipe have indefinite lives, while the customer lists will be amortized on a weighted basis over a six year period. The $3,690 of goodwill is allocated to the Direct Marketing segment and is expected to be fully deductible for tax purposes. While goodwill represents the excess purchase over the fair value of net assets purchased, the Company anticipates the acquisition will leverage its existing infrastructure and generate operating and marketing synergies and productivity improvements for both its Harry and David and Wolferman’s businesses.

In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability of $377 for severance costs related to management’s plan for a reduction in force and the closure of the existing Wolferman’s fulfillment locations. Management’s plan for reduction in force and closure of fulfillment locations was developed concurrently with the acquisition and requires the transition of certain functions to our existing personnel and fulfillment locations. Costs incurred for fiscal 2008 totaled $459 for severance and $159 for closures of fulfillment locations. As of June 28, 2008, $361 remained unpaid related to the reduction in force. The plan is expected to be complete by the first quarter of fiscal 2009.

The following unaudited pro forma consolidated results of operations have been prepared as if the Wolferman’s acquisition had occurred at the beginning of the respective periods below (in thousands, except per share data):

	Fiscal 2008 (unaudited)	Fiscal 2007 (unaudited)
Net sales	$565,200	$583,057
Gross profit	260,174	276,324
Operating income	31,507	49,578
Income from continuing operations before income taxes	9,332	8,878
Net income	4,828	31,155
Basic net income per share	$4.68	$30.35
Diluted net income per share	$4.63	$30.35

Prior to the acquisition, Wolferman’s utilized a calendar year for their fiscal year. No adjustments have been made to conform the activity to the Company’s historical fiscal calendar.

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

NOTE 6—DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses. In a separate transaction, the Company sold its land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins.

In connection with the sale of the business, the Company entered into a transitional services agreement (the “TSA”) with the buyers to provide certain transitional services through June of fiscal 2008, which has been extended through October of fiscal 2009. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the services rendered pursuant to the TSA are not considered significant continuing involvement and, as such, the results of operations of the sold entities, as well as the revenues and expenses associated with the TSA, are accounted for as discontinued operations for fiscal 2008, 2007 and 2006. Cash flows related to the TSA are expected to continue through the second fiscal quarter of fiscal 2009.

As of June 28, 2008, the remaining portion of the note receivable due from the buyer was $1,000, gross of the remaining unamortized discount of $83. The implied interest rate on the note is 9.0% with the final $1,000 principal payment due in June 2009. In addition, the current and noncurrent portions of remaining deferred product credits related to the sale were $447 and $484, respectively, and are included in the consolidated balance sheets as of June 28, 2008.

The financial results included in discontinued operations in the consolidated statement of operations were as follows:

	2008	2007	2006
Net sales	$5,127	$64,947	$73,820
Gain on sale of discontinued operations	282	6,713	—
Provision (benefit) for income taxes on discontinued operations	19	1,127	(2,459)
Net income (loss) from discontinued operations	271	1,304	(4,052)

Net sales from discontinued operations of $73,820 for all of fiscal 2006 and approximately $57,300 for part of fiscal 2007 represented sales activity that occurred prior to the completion of the sale of the Jackson & Perkins business on April 10, 2007. Net sales from discontinued operations in fiscal 2008 and for a portion of fiscal 2007 subsequent to the date of sale, were primarily comprised of revenues associated with the TSA and residual farm crop sales.

NOTE 7—BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	June 28, 2008	June 30, 2007
Finished goods	$19,492	$19,540
Materials, packaging supplies, and work-in process	28,222	36,056
Growing crops	6,749	6,810

Total	$54,463	$62,406

Fixed Assets

Fixed assets consist of the following:

	June 28, 2008	June 30, 2007
Land	$19,607	$19,607
Land improvements and orchard development costs	30,485	29,749
Buildings and improvements	55,699	55,309
Machinery and equipment	64,470	55,734
Leasehold improvements	12,940	9,509
Purchased and internally developed software	34,732	22,129
Capital projects-in-progress	5,987	15,611

	223,920	207,648
Accumulated depreciation and amortization	(61,706)	(44,375)

Total	$162,214	$163,273

As of June 28, 2008 and June 30, 2007, purchased and internally developed software included software licenses acquired for $1,863 and $968, respectively, which were obtained through capital lease agreements. See “Note 8 – Borrowing Arrangements” for terms and conditions of the Company’s capital lease obligations. Accumulated amortization of purchased and internally developed software costs was $13,607 and $9,652 as of June 28, 2008 and June 30, 2007, respectively. Amortization of software costs from continuing operations, which include software assets financed by capital leases, were $4,146, $3,813, and $3,492 for fiscal 2008, 2007, and 2006, respectively.

During fiscal 2008 the Company determined that 14 underperforming stores were impaired and recorded a non-cash charge for the impairment of certain fixed assets and other long-lived assets in the amount of $1,190. In addition, an impairment loss of $375 related to certain information technology software was recognized in the fourth quarter of fiscal 2007; $120 of this amount was recorded in discontinued operations. There were no material impairment losses in fiscal 2006. Impairment charges for continuing operations are included in selling, general and administrative expenses in the consolidated statement of operations and in the loss on disposal and impairment of long-lived assets in the consolidated statement of cash flows for fiscal 2008 and 2007.

Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. Based on the results of the Company’s annual impairment testing performed in the last quarter of the fiscal year, the Company does not consider there to be any indication of impairment of its goodwill, trade names, trademarks, recipe, and customer lists as of June 28, 2008. Analysis of individual store division performance resulted in the impairment of favorable lease agreements of $108, and, in addition, $32 of favorable lease agreements were written off upon store closure. Both amounts are included in selling, general and administrative expenses in the consolidated statement of operations and in the loss on disposal and impairment of long-lived assets in the consolidated statement of cash flows for fiscal 2008.

Amortization expense was $2,122, $1,976, and $2,112 for fiscal 2008, 2007 and 2006, respectively, and is included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Goodwill and intangible assets as of June 28, 2008 include those assets acquired in the Company’s acquisition of the Wolferman’s business. See “Note-5 Acquisition” for further information. The following is a summary of intangible assets:

	June 28, 2008			June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names, trademarks and recipe	$40,471	$—	$40,471	$26,921	$—	$26,921
Goodwill	3,690	—	3,690	—	—	—
Direct marketing customer and rental lists	11,952	(7,158)	4,794	6,652	(5,311)	1,341
Favorable lease agreements	1,805	(1,393)	412	1,971	(1,144)	827

	$57,918	$(8,551)	$49,367	$35,544	$(6,455)	$29,089

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Fiscal Period:	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
2009	3,559	187	3,746
2010	1,026	127	1,153
2011	174	70	244
2012	29	28	57
2013	6	—	6

Total	$4,794	$412	$5,206

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

In connection with this facility and related amendments, the Company has remaining deferred financing costs of $3,416 and $4,659 on its consolidated balance sheets as of June 28, 2008 and June 30, 2007, respectively.

On June 21, 2007, the Credit Agreement was amended to increase the capital expenditure limitations and modify the borrowing base calculation. The Company did not incur any debt issuance fees related to this amendment.

On November 30, 2007, Harry and David, the Company’s subsidiary, entered into an assumption agreement with the lenders party to the Credit Agreement to assume the obligations of Harry & David Operations, Corp. under the Credit Agreement.

On August 8, 2008, the Company completed the acquisition of substantially all of the assets of Cushman Fruit Company, Inc. The Company’s Credit Agreement was amended to permit the acquisition and to address other administrative matters on August 8, 2008. See “Note 21 – Subsequent Events” for further information.

All of the above amendments to the Credit Agreement were with the same primary creditor for purposes of applying the guidance set forth in EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.

As of June 28, 2008, there were no outstanding borrowings and unused borrowings under the revolving credit facility were $124,300, excluding $700 in letters of credit outstanding. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at June 28, 2008 was $3,783. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the Consolidated Statement of Operations.

The revolving credit facility contains customary affirmative and negative covenants for senior secured credit facilities of this type, including, but not limited to, limitations on the incurrence of indebtedness, capital expenditures, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. These covenants significantly limit the Company’s ability to obtain funds from its subsidiaries in the form of loans, dividends or other advances other than dividends paid to the Company by Harry and David for the purpose of paying (i) income taxes when and as due, (ii) management fees payable to Wasserstein under the management agreement, or (iii) operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (including legal and accounting expenses and similar expenses and customary fees to non-officer directors in an amount not to exceed $350 in any fiscal year). At June 28, 2008, the Company was in compliance with these covenants.

Long-Term Debt

In February 2005, the Company’s subsidiary, Harry & David Operations, Inc., issued $70,000 in Senior Floating Rate Notes due March 1, 2012, and $175,000 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). In fiscal 2006, Harry & David Operations Corp. completed the public exchange offer for the Senior Notes. The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 7.68% and 10.36% at June 28, 2008 and June 30, 2007, respectively. The Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December. Subsequent to the debt prepayment described below, there were $68,000 in Senior Floating Rate Notes and $167,000 in Senior Fixed Rate outstanding as of June 28, 2008.

The fees associated with original issuance and public exchange costs are being amortized over the remaining life of the associated Senior Notes. As of June 28, 2008 and June 30, 2007, respectively, $5,850 and $7,485 remained on the balance sheet as deferred financing costs. As described below in “Long-Term Debt Prepayment” the Company wrote-off $284 of deferred financing costs associated with a partial prepayment of the Senior Notes during the second quarter of fiscal 2008.

In the fourth quarter of fiscal 2007, the Company completed the sale of the Jackson & Perkins businesses, including the direct marketing and wholesale business, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventories and in a separate transaction, completed the sale of the land and assets used by the Jackson & Perkins rose growing operations. As the Company has applied the net proceeds from the sale of Jackson & Perkins businesses and assets to pay down the Company’s revolver for working capital and for capital expenditures and for the purchase of Wolferman’s, LLC as described in “Note 5—Acquisition,” the Company has complied with the asset sale covenant under the indenture and was not required to make an offer to repurchase the Senior Notes.

On November 30, 2007, in connection with an internal corporate re-organization, Harry & David Operations Corp. merged with and into Harry and David, its wholly-owned subsidiary, and Harry and David assumed all of Harry & David Operations Corp.’s obligations under the Senior Notes pursuant to a supplemental indenture.

The Senior Notes represent the senior unsecured obligations of Harry and David, and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s current subsidiaries. Refer to “Note 19—Condensed Consolidating Financial Statements” for additional information related to the Company’s internal re-organization in November of fiscal 2008. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. These covenants significantly limit the Company’s ability to obtain funds from its subsidiaries in the form of loans, dividends or other advances other than (i) dividends or loans in limited circumstances if its fixed charge coverage ratio reaches specified levels or (ii) dividends paid to the Company by Harry and David for the purpose of paying (A) management fees not to exceed $1,000 per year (excluding out of pocket expenses, (B) consolidated income taxes when and as due, and (C) up to $2,000 (since the date of the indenture) relating to expenses associated with an initial public offering. With respect to dividends other than as described in the preceding sentence, even if the fixed charge coverage ratio threshold has been met, Harry and David may only pay the Company dividends up to a specified amount based upon, among other things, consolidated net income and any cash proceeds received by Harry and David from the sale of equity securities or contributions to equity. The Company was in compliance with all of the covenants contained in the indenture under the Senior Notes at June 28, 2008.

Long-Term Debt Prepayment

During the year ended June 28, 2008, the Company purchased $9,405 of its fixed and floating rate Senior Notes in open market purchases. This debt prepayment resulted in a net gain of $303, comprised of a $595 discount on the repayment of $10,000 of outstanding principal of the Senior Notes, partially offset by the write-off of $284 of unamortized deferred financing costs and third-party expenses of $8 in connection therewith.

Amortization of Deferred Financing Costs

Total amortization expenses of all deferred financing costs were $2,604, $2,669, and $2,473 for fiscal 2008, 2007 and 2006, respectively, and are included within interest expense in the accompanying consolidated statements of operations.

Capital Lease Obligations

In the fourth quarter of fiscal 2008, the Company acquired a software license for $895, financed by a capital lease agreement. The interest rate on the agreement is 5.99% due in three annual installments of principal and interest. The current and long-term portions of the remaining obligation in the consolidated balance sheet as of June 28, 2008 were $296 and $599, respectively. In fiscal 2007, the Company acquired a software license for $968, also financed by a capital lease agreement. The obligation is due in three annual installments of principal and interest with an interest rate of 10.36%. The current portion of the remaining obligation in the consolidated balance sheet as of June 28, 2008 was $351.

In fiscal 2007, the Company acquired an Enterprise Resource Planning (ERP) software package for $2,144, financed through a capital lease agreement. The agreement had an implied interest rate of 22.4% due in installments of principal and interest of $584. The obligation was fully paid-off in the first quarter of fiscal 2008 and, as such, there was no amount outstanding as of June 28, 2008.

NOTE 9—BENEFIT PROGRAMS

Pension Plans

The Company has a defined benefit pension plan that covers substantially all employees on an active basis as of June 25, 2006. Benefits under the plan are generally based on the employee’s compensation level and years of service. Benefits fully vest after five years of qualifying service. The required level of funding of this plan changes each year depending on the funding status of the plan and the annual actuarial valuation report provided by our actuaries.

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

While the Company’s pension plans are now frozen, the Company contributed $5,917 to its pension plans in fiscal 2008 and expects to contribute approximately $3,100 to its pension plans in fiscal 2009 to fulfill ongoing funding obligations.

The following tables set forth combined information regarding the Company’s qualified and non-qualified plans as of June 28, 2008 and June 30, 2007. The measurement dates used in accumulating such information were June 28, 2008 and June 30, 2007, respectively.

Change in projected benefit obligation	June 28, 2008	June 30, 2007
Benefit obligation, beginning of period	$50,098	$64,508
Service cost	—	4,384
Interest cost	2,873	2,886
Curtailment gain	—	(16,869)
Actuarial gain/loss	1,917	4,297
Benefits paid	(10,499)	(9,108)

Benefit obligation, end of period	$44,389	$50,098

Change in plan assets	June 28, 2008	June 30, 2007
Fair value of plan assets, beginning of period	$34,371	$31,892
Actual return on plan assets	(2,894)	5,204
Company contributions	5,917	6,383
Benefits paid	(10,499)	(9,108)

Fair value of plan assets, end of period	$26,895	$34,371

Components of pension expense	2008	2007	2006
Service cost	$—	$4,384	$4,560
Interest cost	2,873	2,886	3,702
Expected return on assets	(2,779)	(2,890)	(2,751)
Prior service cost amortization	—	—	9

Net period pension expense	$94	$4,380	$5,520
Curtailment gain	—	(15,844)	—
Settlement (gain) loss	150	(264)	—

Net period pension expense with curtailment and settlement	$244	$(11,728)	$5,520

Weighted-average assumptions for net periodic pension cost	2008	2007	2006
Discount rate	6.9%	6.3%	6.3%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	N/A	3.0%	3.0%

Expected benefit payments related to the Company’s pension plans for each of the next five fiscal years, and in the aggregate for the next five fiscal years thereafter as of June 28, 2008 are as follows:

Expected benefit payments
2009	1,484
2010	1,710
2011	1,736
2012	10,600
2013	3,554
2014-18	20,388

Total	$39,472

The Company’s asset allocation strategy is designed to balance the objectives of achieving the asset return assumption consistently over the long-term while minimizing the volatility of the plan’s funded status and the Company’s pension expense. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification. For fiscal 2008, the assets of the Company’s benefit plans were invested in 68% equity securities, 20% debt securities and 12% in real estate investments. For fiscal 2007, investments were 69% equity securities, 20% debt securities and 11% in real estate investments.

Amounts recognized in the consolidated balance sheet consist of:

	June 28, 2008	June 30, 2007
Current liabilities	$—	$(223)
Non-current liabilities	(17,494)	(15,504)

Funded status	(17,494)	(15,727)

As of June 28, 2008, the amount in accumulated other comprehensive income of $5,660 that has not yet been recognized as components of net periodic benefit cost is entirely comprised of unrecognized net gain or loss and approximately $186 is expected to be recognized in fiscal 2009.

During the third quarter of fiscal 2008, the Company recorded a non-cash settlement charge of $55 related to lump sum distributions from our benefit pension plans. Statement No. 88 “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan’s projected benefit obligation. Immediately prior to the calculation of the settlement charge, the Company re-measured the funded status of the associated pension liabilities, in light of the unfavorable performance of its pension plan assets, and recorded an adjustment to other comprehensive income (loss) of $3,123, net of taxes in the amount of $2,157. In the fourth quarter of fiscal 2008, the Company recorded an additional adjustment to other comprehensive income (loss) of $1,554, net of taxes of $606, resulting in a year-to-date total adjustment to other comprehensive income (loss) of $4,677, net of taxes of $2,763. These adjustments were recorded under the guidance in Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”).

The Company’s funding policy is generally designed to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Current projections indicate cash contributions to fund the qualified benefit plan by fiscal year from 2009 through 2013 will be as follows:

Expected contributions
2009	$3,100
2010	2,800
2011	3,100
2012	2,800
2013	2,600

Total	$14,400

As the Company’s excess benefit plan is unfunded, the expected future benefit payments for fiscal 2009 through 2013 indicate that cash contributions of $2,802 and $7 will be required in 2012 and 2013, respectively.

Post-retirement plan

The Company sponsors a post-retirement plan, which currently covers three eligible participants and will be covering three additional participants once they become eligible. The Company funds benefits as they occur. At June 28, 2008 and June 30 2007, the Company has accrued $123 and $182, respectively, as its estimated liability under this plan. There are no plan assets at either date. Expenses from continuing operations related to the plan totaled $14, $23 and $14, respectively, in fiscal 2008, 2007 and 2006.

401(k) plan

Salaried and hourly employees, including management, become eligible to participate in the Company’s 401(k) plan upon completing a minimum of 1,000 hours of service during the 12-month period subsequent to hire date. Effective January 1, 2008, the Company began providing matching contributions equal to 100% of the participant’s contributions for the first 5% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s earnings that may be taken into account. Prior to that date, matching contributions were equal to 100% of the participant’s contributions for the first 3% of the participant’s earnings, and 50% of the participant’s contributions for the next 2% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s earnings that may be taken into account.

The Company’s contributions to the 401(k) plan were $3,017, $2,615, and $2,385 in fiscal 2008, 2007 and 2006, respectively.

Incentive compensation plan

The Company’s bonus plan covers eligible salaried employees and also applies to hourly employees on a discretionary basis. Benefits under this plan are generally based on various performance standards and are payable currently. For fiscal 2008, 2007 and 2006, total expense was $0, $11,100 and $275, respectively.

Deferred compensation plans

All of our compensation plans that are subject to Section 409A of the Internal Revenue Code are intended to comply with such law. Should a plan be determined not to comply, however, we are not responsible for any additional tax or interest imposed on any employee.

Self-insured liabilities

The Company is primarily self-insured for employee health benefits. Estimated costs of these self-insurance programs are accrued at the undiscounted value of actuarially determined projected settlements for known and anticipated claims incurred. These liabilities, totaling $2,624 and $2,345 at June 28, 2008 and June 30, 2007, respectively, are classified within accrued payroll and benefits.

NOTE 10—INCOME TAXES

The components of the Company’s total provision (benefit) for income taxes are as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Continuing operations	$4,648	$11,156	$2,548
Discontinued operations	$19	$1,127	$(2,459)

Total provision (benefit) for income taxes	$4,667	$12,283	$89

For continuing operations, the components of the Company’s provision (benefit) for income taxes are as follows:

Income (loss) from continuing operations before income taxes	$8,985	$41,853	$(3,113)
Current:
Federal	22,734	—	80
State	4,830	338	252

	27,564	338	332
Deferred:
Federal	(19,821)	11,588	961
State	(3,095)	(770)	1,255

	(22,916)	10,818	2,216

Provision (benefit) for income taxes from continuing operations	$4,648	$11,156	$2,548

The Company’s effective tax rate for continuing operations differed from the federal statutory income tax rate as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal tax effect	11.6	1.3	3.8
Cumulative effect of state tax rate change	9.6	—	5.6
Adjustments to cumulative deferred differences	—	—	(21.7)
Valuation allowance	(8.9)	(7.9)	(102.0)
Tax reserves under FIN 48	9.8	—	—
Charitable deductions	(4.2)	—	—
Tax Credits	(2.3)	—	—
Other	1.1	(1.7)	(2.6)

Effective tax rate	51.7%	26.7%	(81.9)%

In fiscal 2008, the effective tax rate for continuing operations was higher than the statutory rate primarily due to a mid-year structural reorganization that resulted in a higher state tax expense and cumulative adjustment to deferred tax items of $686 due to changes in the state tax rate, an increase in tax reserves under FIN 48 of $881, offset by the reversal of the remaining valuation allowance of $795. In fiscal 2007, the effective tax rate for continuing operations was lower than the statutory rate primarily due to a reversal of the valuation of $3,309. In fiscal 2006, the effective tax rate was significantly lower primarily due to the additional valuation allowance of $3,176 offset by the cumulative effect of a state effective tax rate change. This cumulative adjustment was the result of refinements in our estimates of state statutory tax rates and the applicable apportionment factors being applied to the deferred tax items. In fiscal 2008, $2,763 of income tax was allocated to other comprehensive income reflecting the tax effect of pension liability adjustments and $164 of tax expense was allocated to equity reflecting tax effect of adopting EITF 06-2.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	June 28, 2008	June 30, 2007
Deferred tax assets:
Reserve for future liabilities	$(4,066)	$(6,565)
Pension	(6,166)	(5,490)
Inventories	(1,126)	(733)
Net operating loss carryforwards	(2,248)	(16,317)
Tax credits	(523)	(252)
Other	(4,849)	(4,283)

	(18,978)	(33,640)
Valuation allowance	—	888

Total deferred tax assets	(18,978)	(32,752)
Deferred tax liabilities:
Deferred income	—	38,799
Fixed assets	16,311	17,124
Catalog costs	2,307	1,476
State deferred liability	236	2,445
Other	968	—

Total deferred tax liabilities	19,822	59,844

Total net deferred tax liabilities	$844	$27,092

At June 28, 2008, the Company has utilized all remaining federal net operating loss carryforwards of $12,961 and state net operating losses carryforwards of $1,108, leaving deferred tax assets of approximately $2,248 relating to various state net operating loss carryforwards, which expire under current statute between 2008 and 2026.

The Company routinely reviews the future realization of tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. The Company underwent a structural reorganization in November 2007 which will allow efficient use of the existing state net operating losses. As of June 28, 2008, the Company believes that no valuation allowance is required to reduce the related deferred tax assets to an amount that is more likely than not to be realized, reflecting a decrease of $888 in the valuation allowance in fiscal 2008.

The Company adopted the provision of FIN 48 on July 1, 2007. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment which reduced retained earnings by $430 as of July 1, 2007. On the date of adoption, the gross amount of unrecognized tax benefits was $3,819, excluding penalty and interest; a net amount of $1,589 was recorded as a reduction to existing net operating losses; and a net amount of $2,662 was recorded in other long-term liabilities. A reconciliation of the beginning and ending gross amount of the unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at July 1, 2007	$3,819
Additions based on tax positions related to the current year	593

Gross unrecognized tax benefits at June 28, 2008	$4,412

As of June 28, 2008, the gross amount of unrecognized tax benefits is $4,412, excluding penalty and interest, while a net amount of $4,925, including penalty and interest, is recorded in other long-term liabilities. Of these amounts, if recognized, $2,540 would favorably impact the effective tax rate.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Interest and penalties, net of tax, of $288, or $0.28 per share, were accrued for the fiscal year-end. The Company had accrued interest and penalties, net of tax, of approximately $1,519 and $1,230 at June 28, 2008 and July 1, 2007, respectively. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease in the next twelve months by $788 due to the expiration of certain statutes of limitation.

The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions (within the meaning of FIN 48). As of June 28, 2008, the Company is not subject to federal and state examinations for years prior to 2004. Tax years subsequent to June 17, 2004 remain open to examination by these “major” jurisdictions.

NOTE 11—STOCK OPTION PLAN

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

The Plan is administered by the Company’s board of directors or a committee of such board. Options may be exercised only to the extent they have vested. Options granted generally vest and become exercisable 20% on June 17 for each of the first two years after the grant date then vest 5% quarterly over the remaining option term. Upon vesting, all options are exercisable provided that the holder of such options is an employee of, or consultant to, the Company on the vesting date unless otherwise stipulated in individual option agreements. Vesting of all options will accelerate upon a termination of employment without cause within a year following a change of control of the Company or as otherwise defined in the relevant option agreements. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under the Plan expire ten years after the grant date. In case of termination of employment or other service by reason of death, disability, or normal or early retirement, or in the case of hardship or other special circumstances of an optionee holding options that have not vested, the administrator of the Plan may, in its sole discretion, accelerate the time at which such option may be exercised. The option agreement for any grant may provide for a share repurchase right or right of first refusal in favor of the Company upon the occurrence of certain specified events. Any repurchase of such shares is to be made by the Company at the fair value at the time of the repurchase.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted is derived from the time between the date of final vesting and the expiration of the option. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the majority of the grants an assumption of a ten percent pre-vesting forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized. The assumptions used for fiscal 2008 and 2007 awards granted are noted in the following table (there were no awards granted in fiscal 2006):

	2008	2007
Expected volatility	41.0%	38.8%
Expected dividends	$0	$0
Expected term	6.1 years	4.5 years
Risk-free rate	3.93%	4.52%

A summary of option activity under the Plan for fiscal 2008 is presented below:

Options	Option shares	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding at June 30, 2007	66,251	$112.9	8.2 years
Granted	1,539	300.0	9.4 years
Exercised	(1,054)	85.96	—
Forfeited	(4,206)	147.13	—

Outstanding at June 28, 2008	62,530	$115.63	7.2 years

The weighted-average grant-date fair value of options issued in fiscal 2008 and 2007 was $31.67 and $11.50, respectively. As of June 28, 2008, 62,530 options were outstanding, of which 37,511 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 7.0 years. The total grant date fair value of all options outstanding at June 28, 2008 and June 30, 2007 was $1,582 and $1,096, respectively.

A summary of the status of the Company’s nonvested option shares as of June 28, 2008, and changes during fiscal year ended June 28, 2008, are presented below:

	Weighted-average option shares	Estimated grant-date fair value of options
Nonvested option shares at June 30, 2007	45,694	$23.98
Granted options	1,539	31.67
Vested	(19,437)	26.72
Forfeited	(2,777)	16.48

Nonvested option shares at June 28, 2008	25,019	$23.15

The total fair value of shares vested during fiscal 2008, 2007, and 2006 was $519, $520, and $502, respectively. The Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $552, $577 and $444, for fiscal 2008, 2007, and 2006, respectively, and the total tax benefit (provision) recognized for these periods was $168, $69 and $(53), respectively. As of June 28, 2008, there was $579 of total unrecognized pre-tax compensation cost related to nonvested share-based compensation arrangements granted under the Plan that will be recognized over the remaining vesting period. The weighted-average period of the remaining cost is 1.8 years. Cash received from options exercised under the share-based payment arrangement for fiscal 2008, 2007, and 2006 was $91, $1,017 and $1,646, respectively.

NOTE 12—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period, including the dilutive effect of stock options as determined under the treasury stock method. For the fiscal year ended June 28, 2008, weighted-average common shares outstanding for the period include the dilutive effect of stock options of 10,894 for the calculation of diluted earnings per share. For fiscal 2008, 2007 and 2006, common shares relating to the stock options of 17,876, 66,251 and 63,377, respectively, are excluded from the diluted earnings per share calculation as the related impact would have been anti-dilutive. The calculations are as follows (dollar amounts are in thousands except per share data):

	2008	2007	2006
Net income (loss) from continuing operations	4,337	30,697	(5,661)
Net income (loss) from discontinued operations	271	1,304	(4,052)

Net income (loss)	$4,608	$32,001	$(9,713)

Basic net income (loss) per share:
Continuing operations	4.20	29.90	(5.58)
Discontinued operations	0.26	1.27	(4.00)

Total basic net income (loss) per share	$4.46	$31.17	$(9.58)

Diluted net income (loss) per share:
Continuing operations	4.16	29.90	(5.58)

	2008	2007	2006
Discontinued operations	0.26	1.27	(4.00)

Total diluted net income (loss) per share	$4.42	$31.17	$(9.58)

Weighted-average shares used in per share calculations:
Basic	1,032,577	1,026,604	1,013,650

Diluted	1,043,471	1,026,604	1,013,650

Per share amounts are calculated separately for net income (loss) from continuing operations and discontinued operations and total net income and, as such, the per share amounts for continuing operations and discontinued operations may not sum to the total net income per share.

NOTE 13—LEASES

The Company leases certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging primarily from 3 to 10 years and up to 22 years. Certain leases contain renewal options; generally for five year periods, with rent payments during the lease term dependant on the defined percent increase or increases based on certain indexes, in each case as defined within the individual lease agreements. In accordance with SFAS No. 13, Accounting for Leases, for leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease and other lease incentives, the Company recognizes rental expense on a straight-line basis over the lease term and records the difference between rent expense and the amount that is payable as deferred rent. In addition to minimum rental payments, certain of the Company’s retail store leases require the Company to make contingent rental payments, which are typically structured as either minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a negotiated threshold of sales after which a percent of sales is paid to the landlord. Extra payments such as common area maintenance and property taxes are also required on certain leases. Such contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable.

Total rental expense for all operating leases was as follows:

	2008	2007	2006
Minimum rent expense	$24,299	$24,111	$23,499
Contingent rent expense	297	461	382

Total rent expense	$24,596	$24,572	$23,881

Minimum rental expense from discontinued operations included in the above totals was $1,464 and $1,347 for fiscal 2007 and 2006, respectively. There was no minimum rental expense from discontinued operations for fiscal 2008 and there was no contingent rent expense from discontinued operations for any period presented.

The aggregate future minimum rental payments under non-cancelable operating leases and payments of principal and interest on our capital lease obligations in effect at June 28, 2008, were as follows for the following fiscal years:

	Operating Leases	Capital Leases	Total Payments
2009	$21,206	$710	$21,916
2010	17,911	322	18,233
2011	15,220	323	15,543
2012	12,958	—	12,958
2013	7,170	—	7,170
Thereafter	49,677	—	49,677

Total	$124,142	$1,355	$125,497

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings in the ordinary course of, and which are incidental to, the Company’s business. The Company’s management believes that the ultimate liability, if any, resulting from such proceedings would not have a material effect on the Company’s results of operations, financial position or cash flows.

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify another party from losses arising in connection with the Company’s products or services. The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, the Company has entered into indemnification agreements with its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and the Company has agreed to indemnify certain investors for certain liabilities they may incur in connection with the sale of the senior notes to the initial purchasers and the 2005 exchange offer relating to the senior notes. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As the Company believes that the occurrence of any events that would trigger payments under these contracts is remote, no liabilities have been recorded in the consolidated financial statements for these indemnifications.

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

In addition to minimum rental payments, certain of the Company’s retail store leases require the Company to make contingent rental payments, which are based upon certain factors, such as sales volume and property taxes. Such contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable. See “Note 13—Leases.”

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,372 or 7.5% of the portion of the proceeds from the sale of notes which were distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% vest in the next twelve quarters.

As of June 28, 2008, 80% of the award was vested, representing $4,912 which also reflects forfeitures. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of June 28, 2008, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program for the fiscal year then ended.

NOTE 15—RELATED-PARTY TRANSACTIONS

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During fiscal 2008, 2007 and 2006, the Company paid $1,000, $1,068 and $1,000, respectively, in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party. During fiscal 2006, the Company paid a $2,600 cash dividend to Wasserstein who further distributed the funds to other stockholders of record as of that date.

NOTE 16—SEGMENT REPORTING

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

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David® and Wolferman’s® brands by marketing through the Harry & David and Wolferman’s catalogs, Internet (harryanddavid.com and wolfermans.com), business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Stores segment generates net sales of primarily Harry and David® merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of June 28, 2008, the Company operated 143 Stores in 38 states in the United States. The Wholesale segment generates net sales by selling Harry and David® brand and Wolferman’s® brand wholesale products to national retailers. Business units not disclosed separately for segment reporting purposes are grouped in the “Other” segment and include commercial sales of surplus, non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon, and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions.

Net intersegment sales were $162,236, $183,993, and $181,897 for the fiscal 2008, 2007 and 2006, respectively. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities.

The following table presents key financial statement data by segment for the periods indicated:

	Direct Marketing	Stores	Wholesale	Other	Total Continuing Operations
Fiscal 2008
Net external sales	$372,552	$138,129	$32,481	$1,902	$545,064
Depreciation and amortization expense	1,852	3,989	—	14,651	20,492
Operating income (loss) from continuing operations	39,184	(8,858)	812	24	31,162
Interest expense, net from continuing operations	30	3	(8)	22,494	22,519
Income (loss) from continuing operations before income taxes	39,193	(8,839)	820	(22,189)	8,985
Capital expenditures	9	5,440	—	12,406	17,855
Total assets	59,597	32,654	2,308	262,078	356,637
Fiscal 2007
Net external sales	$384,439	$139,478	$35,061	$2,039	$561,017
Depreciation and amortization expense	1,612	3,657	—	13,829	19,098
Operating income (loss) from continuing operations	47,558	(1,328)	4,475	29	50,734
Interest expense, net from continuing operations	—	—	—	25,073	25,073
Income (loss) from continuing operations before income taxes	50,987	(543)	4,528	(13,119)	41,853
Capital expenditures	—	4,492	—	16,967	21,459
Total assets	36,687	33,839	1,627	298,365	370,518
Fiscal 2006
Net external sales	$369,815	$132,143	$20,428	$1,998	$524,384
Depreciation and amortization expense	1,726	3,109	—	13,333	18,168
Operating income (loss) from continuing operations	24,265	(3,535)	2,046	—	22,776
Interest expense, net from continuing operations	6	(4)	—	24,677	24,679
Income (loss) from continuing operations before income taxes	25,073	(3,387)	2,058	(26,857)	(3,113)
Capital expenditures	—	3,697	—	13,677	17,374

Depreciation and amortization expense from discontinued operations was $599 and $1,206 for fiscal 2007 and 2006, respectively and capital expenditures from discontinued operations were $185 and $289 for fiscal 2007 and 2006, respectively. There were no such amounts in fiscal 2008.

NOTE 17—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain quarterly income statement information of the Company for the fiscal 2008 and 2007. The Company reports results using a fiscal quarter method whereby each quarter is reported as a Saturday in September (Q1), December (Q2), March (Q3) or June (Q4) of the twelve or thirteen week period based on a 52/53 week year. As discussed in “Note 6—Discontinued Operations,” in fiscal 2007, the Jackson & Perkins business was discontinued. All periods presented reflect the accounting for discontinued operations. Dollars are in thousands, except per share amounts.

	2008
	Q1	Q2	Q3	Q4	Total
Net sales	$55,454	$363,978	$68,315	$57,317	$545,064
Cost of goods sold	36,135	167,468	48,546	43,745	295,894

Gross profit	19,319	196,510	19,769	13,572	249,170

Income (loss) from continuing operations before taxes	(25,350)	103,788	(32,224)	(37,229)	8,985
Provision (benefit) for income taxes on continuing operations	(9,355)	37,915	(11,227)	(12,685)	4,648

Net income (loss) from continuing operations	(15,995)	65,873	(20,997)	(24,544)	4,337
Net income (loss) from discontinued operations	(159)	95	206	129	271

Net income (loss)	$(16,154)	$65,968	$(20,791)	$(24,415)	$4,608

Basic net income (loss) per share:
Continuing operations	$(15.50)	$63.80	$(20.33)	$(23.76)	$4.20
Discontinued operations	$(0.15)	$0.09	$0.20	$0.12	$0.26

Total basic income (loss) per share	$(15.65)	$63.89	$(20.14)	$(23.64)	$4.46

Diluted net income (loss) per share:
Continuing operations	$(15.50)	$63.12	$(20.33)	$(23.76)	$4.16
Discontinued operations	$(0.15)	$0.09	$0.20	$0.12	$0.26

Total diluted net income (loss) per share	$(15.65)	$63.21	$(20.14)	$(23.64)	$4.42

	2007
	Q1	Q2	Q3	Q4	Total
Net sales	$62,214	$362,569	$73,329	$62,905	$561,017
Cost of goods sold	39,525	169,478	43,929	42,279	295,211

Gross profit	22,689	193,091	29,400	20,626	265,806

Income (loss) from continuing operations before taxes	(7,272)	101,496	(21,645)	(30,726)	41,853
Provision (benefit) for income taxes on continuing operations	(2,790)	39,791	(8,671)	(17,174)	11,156

Net income (loss) from continuing operations	(4,482)	61,705	(12,974)	(13,552)	30,697
Net income (loss) from discontinued operations	(1,380)	843	(3,862)	5,703	1,304

Net income (loss)	$(5,862)	$62,548	$(16,836)	$(7,849)	$32,001

Net income (loss) per share - basic and diluted:
Continuing operations	$(4.39)	$60.30	$(12.58)	$(13.13)	$29.90
Discontinued operations	$(1.35)	$0.82	$(3.74)	$5.53	$1.27

Total net income (loss) per share	$(5.75)	$61.12	$(16.32)	$(7.61)	$31.17

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

NOTE 18—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
Year ended June 28, 2008
Allowance for doubtful accounts	$15	$157		$(133)		$39
Valuation allowance for deferred tax assets	$888	$(888	)(c)	$—		$—
Year ended June 30, 2007
Allowance for doubtful accounts	$80	670		(735	)(a)(b)	$15
Valuation allowance for deferred tax assets	$4,545	(3,657	)(c)	—		$888
Year ended June 24, 2006
Allowance for doubtful accounts	$150	321		(391	)(a)	$80
Valuation allowance for deferred tax assets	$797	3,748	(c)	—		$4,545

(a)	Uncollectible amounts written off, net of recoveries.

(b)	Amount includes $395 of reserves related to certain receivables sold with recourse, which were reclassified to other accrued liabilities in connection with the sale of Jackson & Perkins.

(c)	Consolidated amount includes amount from continuing operations of $(686), $(3,309) and $3,176 for fiscal 2008, 2007 and 2006, respectively.

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On November 30, 2007, Harry & David Operations, Corp., (the “Predecessor”), effected an internal corporate reorganization pursuant to which its wholly-owned subsidiaries, Bear Creek Stores, Inc. and Bear Creek Direct Marketing, Inc. (both being guarantors under the Indenture referred to below), merged with and into Harry and David, an Oregon corporation and subsidiary guarantor of the Predecessor (the “Successor”), (collectively, the “Reorganization”). As a result of the Reorganization, the Predecessor entered into the First Supplemental Indenture (the “Supplemental Indenture”) among the Successor, the Company, Bear Creek Orchards, Inc., Harry & David Operations, Inc., (formerly Bear Creek Operations, Inc.) and Wells Fargo Bank, N.A., as Trustee (the “Trustee”) to the Indenture, among the Predecessor, the Successor, as a guarantor, Harry & David Holdings, Inc., Bear Creek Orchards, Inc., Bear Creek Operations, Inc., the other guarantors party thereto, and the Trustee under which the Senior Notes were issued. Pursuant to the Supplemental Indenture, the Successor assumed all of the rights and obligations of the Predecessor under the Indenture and the Senior Notes and each of the Predecessor, Bear Creek Stores, Inc. and Bear Creek Direct Marketing, Inc. was released and discharged from their respective obligations under the Indenture.

The following consolidating financial information presents financial information which reflects the Reorganization, in separate columns, for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of June 28, 2008 and June 30, 2007, and for fiscal 2008, 2007 and 2006. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors.

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,570	$9,723	$29,499	$—	$40,792
Short-term investments	—	—	15,033	—	15,033
Trade accounts receivable, net	—	1,928	156	—	2,084
Other receivables	—	1,094	1,749	—	2,843
Inventories	—	18,320	36,143	—	54,463
Deferred catalog expenses	—	6,258	—	—	6,258
Deferred income taxes	3,230	—	—	—	3,230
Other current assets	—	2,273	5,218	—	7,491

Total current assets	4,800	39,596	87,798	—	132,194
Fixed assets, net	—	15,320	146,894	—	162,214
Goodwill	—	3,690	—	—	3,690
Intangibles, net	—	45,677	—	—	45,677
Investment in subsidiaries	195,041	(59,765)	—	(135,276)	—
Deferred financing costs, net	—	9,266	—	—	9,266
Other assets	2,464	358	774	—	3,596

Total assets	$202,305	$54,142	$235,466	$(135,276)	$356,637

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$9,631	$9,350	$—	$18,981
Accrued payroll and benefits	—	7,396	6,656	—	14,052
Income taxes payable	23,622	(12)	—	—	23,610
Deferred revenue	—	13,667	—	—	13,667
Accrued interest	—	5,523		—	5,523
Other accrued liabilities	(34)	5,577	2,389	—	7,932
Current portion of capital lease obligations	—	647	—	—	647

Total current liabilities	23,588	42,429	18,395	—	84,412
Long-term debt and capital lease obligations	—	235,599	—	—	235,599
Accrued pension liability	—	—	17,494	—	17,494
Deferred income taxes	4,074	—	—	—	4,074
Other long-term liabilities	4,925	4,798	1,183	—	10,906
Intercompany debt	165,566	(423,725)	258,159	—	—

Total liabilities	198,153	(140,899)	295,231	—	352,485

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,191	232,518	53,785	(286,303)	6,191
Accumulated other comprehensive loss, net of tax	(3,558)	—	(3,558)	3,558	(3,558)
Retained earnings (accumulated deficit)	1,509	(37,478)	(109,992)	147,470	1,509

Total stockholders’ equity (deficit)	4,152	195,041	(59,765)	(135,276)	4,152

Total liabilities and stockholders’ equity (deficit)	$202,305	$54,142	$235,466	$(135,276)	$356,637

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of June 30, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,480	$9,953	$37,975	$—	$49,408
Short-term investments	—	—	24,816	—	24,816
Trade accounts receivable, net	—	1,788	312	—	2,100
Other receivables	—	2,375	8,532	—	10,907
Inventories	—	17,818	44,588	—	62,406
Deferred catalog expenses	—	3,840	358	—	4,198
Prepaid income taxes	774	—	—	—	774
Other current assets	7	5,248	4,597	—	9,852

Total current assets	2,261	41,022	121,178	—	164,461
Fixed assets, net	—	44,981	118,292	—	163,273
Intangibles, net	—	29,089	—	—	29,089
Investment in subsidiaries	198,762	109,832	—	(308,594)	—
Deferred financing costs, net	—	12,144	—	—	12,144
Other assets	—	505	1,046	—	1,551

Total assets	$201,023	$237,573	$240,516	$(308,594)	$370,518

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$12,710	$10,223	$(33)	$22,900
Accrued payroll and benefits	—	13,012	8,163	—	21,175
Deferred revenue	—	12,914	—	—	12,914
Deferred income taxes	18,670	—	—	—	18,670
Accrued interest	—	5,921	—	—	5,921
Other accrued liabilities	—	6,362	1,047	—	7,409
Current portion of capital lease obligations	—	1,366	—	—	1,366

Total current liabilities	18,670	52,285	19,433	(33)	90,355
Long-term debt and capital lease obligations	—	245,669	—	—	245,669
Accrued pension liability	—	—	15,504	—	15,504
Deferred income taxes	8,422	—	—	—	8,422
Intercompany debt	168,626	(263,418)	94,759	33	—
Other long-term liabilities	1,041	4,275	988	—	6,304

Total liabilities	196,759	38,811	130,684	—	366,254

Stockholders’ equity:
Common stock	10	1	100	(101)	10
Additional paid-in capital	5,548	232,428	94,114	(326,542)	5,548
Accumulated other comprehensive income, net of tax	1,119	—	1,119	(1,119)	1,119
Retained earnings (accumulated deficit)	(2,413)	(33,667)	14,499	19,168	(2,413)

Total stockholders’ equity	4,264	198,762	109,832	(308,594)	4,264

Total liabilities and stockholders’ equity	$201,023	$237,573	$240,516	$(308,594)	$370,518

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$543,563	$163,745	$(162,244)	$545,064
Cost of goods sold	—	294,408	163,730	(162,244)	295,894

Gross profit	—	249,155	15	—	249,170
Selling, general and administrative	—	217,189	819	—	218,008

Operating income (loss)	—	31,966	(804)	—	31,162

Other (income) expense:
Interest income	—	(8)	(2,700)	—	(2,708)
Interest expense	—	25,188	39	—	25,227
Gain on debt prepayment	—	(303)	—	—	(303)
Other (income) expense, net	(183)	144	—	—	(39)
Equity in earnings of consolidated subsidiaries	(9,092)	(1,978)	—	11,070	—

Total other (income) expense	(9,275)	23,043	(2,661)	11,070	22,177

Income from continuing operations before income taxes	9,275	8,923	1,857	(11,070)	8,985
Provision for income taxes	4,648	—	—	—	4,648

Net income from continuing operations	4,627	8,923	1,857	(11,070)	4,337

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	282	—	282
Operating income (loss) from discontinued operations	—	169	(161)	—	8
Provision for income taxes on discontinued operations	19	—	—	—	19

Net income (loss) from discontinued operations	(19)	169	121	—	271

Net income	$4,608	$9,092	$1,978	$(11,070)	$4,608

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 30, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$558,977	$186,033	$(183,993)	$561,017
Cost of goods sold	—	293,189	186,015	(183,993)	295,211

Gross profit	—	265,788	18	—	265,806
Selling, general and administrative	—	215,144	(72)	—	215,072

Operating income	—	50,644	90	—	50,734

Other (income) expense:
Interest income	—	(35)	(3,091)	—	(3,126)
Interest expense	(2)	28,097	104	—	28,199
Pension curtailment gain	—	—	(15,844)	—	(15,844)
Other (income) expense, net	—	54	(402)	—	(348)
Equity in earnings of consolidated subsidiaries	(44,282)	(19,115)	—	63,397	—

Total Other (income) expense	(44,284)	9,001	(19,233)	63,397	8,881

Income from continuing operations before income taxes	44,284	41,643	19,323	(63,397)	41,853
Provision for income taxes	11,156	—	—	—	11,156

Net income from continuing operations	33,128	41,643	19,323	(63,397)	30,697

Discontinued operations:
Gain on sale of Jackson & Perkins	—	2,584	4,129	—	6,713
Operating income (loss) from discontinued operations	—	55	(4,337)	—	(4,282)
Provision for income taxes on discontinued operations	1,127	—	—	—	1,127

Net income (loss) from discontinued operations	(1,127)	2,639	(208)	—	1,304

Net income	$32,001	$44,282	$19,115	$(63,397)	$32,001

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 24, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$522,386	$183,896	$(181,898)	$524,384
Cost of goods sold	—	300,480	183,807	(181,898)	302,389

Gross profit	—	221,906	89	—	221,995
Selling, general and administrative	—	199,130	89	—	199,219

Operating income	—	22,776	—	—	22,776

Other (income) expense:
Interest income	(12)	—	(1,768)	—	(1,780)
Interest expense	—	26,433	26	—	26,459
Other (income) expense, net	—	1,210	—	—	1,210
Equity in earnings of consolidated subsidiaries	9,725	4,859	—	(14,584)	—

Total other (income) expense	9,713	32,502	(1,742)	(14,584)	25,889

Income (loss) from continuing operations before income taxes	(9,713)	(9,726)	1,742	14,584	(3,113)
Provision for income taxes	2,548	—	—	—	2,548

Net income (loss) from continuing operations	(12,261)	(9,726)	1,742	14,584	(5,661)

Discontinued operations:
Operating loss from discontinued operations	—	—	(6,511)	—	(6,511)
Provision (benefit) for income taxes on discontinued operations	(2,548)	(1)	90	—	(2,459)

Net income (loss) from discontinued operations	2,548	1	(6,601)	—	(4,052)

Net loss	$(9,713)	$(9,725)	$(4,859)	$14,584	$(9,713)

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(1,861)	$12,406	$18,084	$—	$28,629

Investing activities
Acquisition of fixed assets	—	(9,144)	(8,711)	—	(17,855)
Acquisition of Wolferman’s business	—	(22,784)	—	—	(22,784)
Proceeds from sale of Jackson & Perkins business	—	—	4,161	—	4,161
Proceeds from the sale of fixed assets	—	—	32	—	32
Purchases of available-for sale securities	—	—	(10,000)	—	(10,000)
Purchases of held-to-maturity securities	—	—	(4,964)	—	(4,964)
Proceeds from income on available-for sale securities	—	—	195	—	195
Proceeds from sale of held-to-maturity securities	—	—	24,978	—	24,978

Net cash provided by (used in) investing activities	—	(31,928)	5,691	—	(26,237)

Financing Activities
Borrowings of revolving debt	—	63,000	—	—	63,000
Repayments of revolving debt	—	(63,000)	—	—	(63,000)
Repayments of long-term debt	—	(9,405)	—	—	(9,405)
Repayments of capital lease obligation	—	(1,684)	—	—	(1,684)
Payments for deferred financing costs	—	(10)	—	—	(10)
Proceeds for exercise of stock options	91	—	—	—	91
Net (payments) receipts on intercompany debt	1,860	30,391	(32,251)	—	—

Net cash provided by (used in) financing activities	1,951	19,292	(32,251)	—	(11,008)

Increase (decrease) in cash and cash equivalents	90	(230)	(8,476)	—	(8,616)
Cash and cash equivalents, beginning of period	1,480	9,953	37,975	—	49,408

Cash and cash equivalents, end of period	$1,570	$9,723	$29,499	$—	$40,792

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$16,056	$24,880	$(7,114)	$—	$33,822

Investing activities
Acquisition of fixed assets	—	(14,435)	(7,209)	—	(21,644)
Cash proceeds from sale of business	—	—	43,045	—	43,045
Proceeds from the sale of fixed assets	—	(8)	25	—	17
Purchases of short-term investments	—	—	(51,838)	—	(51,838)
Proceeds from sale of short-term investments	—	—	27,429	—	27,429

Net cash provided by (used in) investing activities	—	(14,443)	11,452	—	(2,991)

Financing Activities
Borrowings of revolving debt	—	108,500	—	—	108,500
Repayments of revolving debt	—	(108,500)	—	—	(108,500)
Repayments of capital lease obligation	—	(1,077)	—	—	(1,077)
Proceeds for exercise of stock options	1,017	—	—	—	1,017
Net (payments) receipts on intercompany debt	(16,056)	(3,788)	19,844	—	—

Net cash provided by (used in) financing activities	(15,039)	(4,865)	19,844	—	(60)

Increase in cash and cash equivalents	1,017	5,572	24,182	—	30,771
Cash and cash equivalents, beginning of period	463	4,381	13,793	—	18,637

Cash and cash equivalents, end of period	$1,480	$9,953	$37,975	$—	$49,408

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 24, 2006

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	1,462	23,074	(3,704)	—	20,832

Investing activities
Acquisition of fixed assets	—	(10,590)	(7,073)	—	(17,663)
Proceeds from the sale of fixed assets	—	31	(1)	—	30

Net cash used in investing activities	—	(10,559)	(7,074)	—	(17,633)

Financing activities
Borrowings of revolving debt	—	104,000	—	—	104,000
Repayments of revolving debt	—	(104,000)	—	—	(104,000)
Repayments of notes payable	—	(268)	—	—	(268)
Payments for deferred financing costs	—	(3,017)	—	—	(3,017)
Proceeds from exercise of stock options	1,646	—	—	—	1,646
Net (payments) receipts on intercompany debt	(1,450)	(15,155)	16,605	—	—
Dividends paid	(2,600)	—	—	—	(2,600)

Net cash provided by (used in) financing activities	(2,404)	(18,440)	16,605	—	(4,239)

Increase (decrease) in cash and cash equivalents	(942)	(5,925)	5,827	—	(1,040)
Cash and cash equivalents, beginning of period	1,405	10,306	7,966	—	19,677

Cash and cash equivalents, end of period	$463	$4,381	$13,793	$—	$18,637

NOTE 20—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2008	2007	2006
Cash paid for:
Interest, net of capitalized interest of $528, $253, and $236 for fiscal 2008, 2007, and 2006, respectively	$22,981	$25,190	$24,540

Taxes	$2,410	$768	$363

Non-cash items:
Non-cash portion of proceeds on sale of Jackson & Perkins	$—	$6,303	$—

Equipment acquired through a capital lease	$895	$3,112	$—

Adjustments to original purchase accounting allocation	$—	$—	$(1,902)

NOTE 21—SUBSEQUENT EVENTS

Acquisition of Cushman Fruit Company

On August 8, 2008, the Company completed the acquisition of substantially all of the assets of Cushman Fruit Company, Inc., a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of approximately $8,615, excluding deal costs, subject to customary final working capital adjustments to be completed 60 days after the transaction date. The Company paid for the acquisition of Cushman’s with available cash balances. The Company’s revolving credit agreement was amended to permit the acquisition and to address other administrative matters, on August 8, 2008. Cushman’s has agreed to provide certain transitional services, as needed, for 60 days after the transaction date. The acquisition was completed subsequent to the Company’s fiscal year ended June 28, 2008 and, as such, Cushman’s results of operations are not included in the fiscal 2008 results herein.

Cushman’s was founded in 1945, is based in West Palm Beach, Florida, and is best known for its Cushman HoneyBells® citrus, a rare natural hybrid of Dancy Tangerine and Duncan Grapefruit.

Long-Term Debt Prepayment

In the first quarter of fiscal 2009, the Company completed the prepayment of $7,107 of its fixed rate Senior Notes in open market purchases. The debt prepayment resulted in a net gain of approximately $2,843, comprised of a $3,093 discount on the repayment of $10,200 of outstanding principal of the Senior Notes, partially offset by the write-off of $250 in unamortized deferred financing costs.