Form 10-K/A
period 2008-06-28
Harry & David Holdings, Inc.
filed 2008-10-03
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

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

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended June 28, 2008 (the “2008 10-K”), which was originally filed with the Securities and Exchange Commission on September 19, 2008. This Amendment is being filed to correct total compensation amounts reported in the 2008 Summary Compensation Table in Part III of the 2008 10-K, as well as the “Totals” in the All Other Compensation table and Other Potential Payments tables. This amendment also corrects an incorrect reference to the prior fiscal year in Exhibit 32.1, Certification of Annual Report. No other Items are being amended. Accordingly, this Amendment should be read in conjunction with our other filings with the Securities and Exchange Commission, including the 2008 10-K. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our 2008 Form 10-K. Therefore, this Amendment does not reflect any other events that occurred after the original September 19, 2008 filing date of the 2008 Form 10-K. Forward-looking statements in this Amendment have also not been updated from the initial filing of the 2008 Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications of our chief executive and financial officers.

PART III

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

William H. Williams

Stephen V. O’Connell

Ellis B. Jones

George L. Majoros, Jr.

Bruce Wasserstein

EXECUTIVE COMPENSATION

2008 SUMMARY COMPENSATION TABLE

The following table discloses the compensation paid to our named executive officers for fiscal 2008 and 2007.

Name and Principal Position	Fiscal Year(1)	Salary ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
William H. Williams	2008	595,980	162,378	—	119,259	877,617
President and CEO	2007	577,060	162,378	760,095	71,604	1,571,137

Stephen V. O’Connell	2008	500,000	138,022	—	40,866	678,888
CFO and CAO	2007	508,333	138,022	350,000	36,503	1,032,858

Cathy J. Fultineer	2008	405,000	27,075	—	48,345	480,420
Executive VP, Sales & Marketing	2007	350,750	27,075	345,000	36,655	759,480

Peter D. Kratz	2008	365,000	17,103	—	58,909	441,012
Executive VP, Operations	2007	340,584	17,103	313,125	39,381	710,193

Rudd C. Johnson	2008	325,000	22,764	—	78,824	426,588
Executive VP, Human Resources	2007	315,167	22,764	310,000	55,959	703,890

(1)	For purposes of this table, fiscal 2008 and 2007 refers to the twelve months ended June 28, 2008 and June 30, 2007, which consisted of 52 and 53 weeks, respectively.

(2)	Amounts reflect the dollar amounts of compensation cost for equity-based compensation recognized for financial statement reporting purposes for fiscal 2008 and 2007 in accordance with SFAS 123R.

(3)	“Non-Equity Incentive Plan Compensation” amounts represent performance bonuses and are reported for the fiscal year in which they were earned, although they may have been paid in the following fiscal year.

(4)	All Other Compensation

The following represents the breakout of “All Other Compensation” totals listed above for each named executive officer:

Executive name	Fiscal year	Auto allowance	Executive life insurance	Group term life insurance	Financial planning services	401(k) matching	Other		Total
William H. Williams	2008	14,400	80,502	6,213	3,140	10,250	4,754	(1)	$119,259
Stephen V. O’Connell	2008	12,000	12,033	2,166	638	10,250	3,779	(1)	$40,866
Cathy J. Fultineer	2008	12,000	18,232	2,622	5,241	10,250	—		$48,345
Peter D. Kratz	2008	12,000	30,706	2,622	3,331	10,250	—		$58,909
Rudd C. Johnson	2008	12,000	40,909	4,902	10,763	10,250	—		$78,824

(1)	Amount represents additional discount on purchases as board members.

2008 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)	Grant Date
	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
William H. Williams	—	417,186	—	—	—	—	—	—	—	—	—
Stephen V. O’Connell	—	200,000	—	—	—	—	—	—	—	—	—
Cathy J. Fultineer	—	202,500	—	—	—	—	—	—	—	—	—
Peter D. Kratz	—	182,500	—	—	—	—	—	—	—	—	—
Rudd C. Johnson	—	162,500	—	—	—	—	—	—	—	—	—

(1)	Represents target awards under our annual cash incentive compensation plan, as further described in our “Compensation Discussion and Analysis”.

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

Event	W.H. Williams	S.V. O’Connell	C.J. Fultineer	P.D. Kratz	R.C. Johnson
Voluntary Termination by Named Executive or Retirement
Base Salary	$0	$0	$0	$0	$0
Pension Payments	4,894,000	36,000	117,000	436,000	1,154,000

Total	$4,894,000	$36,000	$117,000	$436,000	$1,154,000
Termination for Cause by Us*
Base Salary	0	0	0	0	0

Total	$0	$0	$0	$0	$0
Termination by Us Without Cause*
Base Salary	$595,980	$500,000	$405,000	$365,000	$325,000
Severance (including COBRA)	522,405	344,133	285,233	259,601	232,801

Total	$1,118,385	$844,133	$690,233	$624,601	$557,801
Disability*
Base Salary	$200,000	$200,000	$200,000	$200,000	$200,000

Total	$200,000	$200,000	$200,000	$200,000	$200,000
Death*
Executive Life Insurance	$1,191,960	$1,000,000	$810,000	$730,000	$650,000

Total	$1,191,960	$1,000,000	$810,000	$730,000	$650,000

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT, AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of exhibit

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of the President and Chief Executive Officer and the Chief Financial Officer and Chief Administrative Officer required by rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HARRY & DAVID HOLDINGS, INC.

Signature	Title	Date

/s/ William H. Williams William H. Williams	President and Chief Executive Officer and Director	October 3, 2008

/s/ Stephen V. O’Connell Stephen V. O’Connell	Chief Financial Officer and Administrative Officer and Director (Principal Financial Officer)	October 3, 2008

/s/ Bernard Colpitts Bernard Colpitts	Vice President, Controller (Principal Accounting Officer)	October 3, 2008

/s/ Ellis B. Jones Ellis B. Jones	Director	October 3, 2008

/s/ George L. Majoros, Jr. George L. Majoros, Jr.	Director	October 3, 2008

/s/ Bruce Wasserstein Bruce Wasserstein	Director	October 3, 2008