Form 10-Q
period 2008-09-27
Harry & David Holdings, Inc.
filed 2008-11-07
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 3, 2008
Common stock $0.01 par value	1,033,295

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share and Per Share Data)

	September 27, 2008	June 28, 2008	September 29, 2007
	Unaudited		Unaudited
Assets
Current assets
Cash and cash equivalents	$27,950	$40,792	$3,659
Short-term investments	—	15,033	—
Trade accounts receivable, net	6,482	2,084	7,487
Other receivables	3,029	2,843	3,967
Inventories, net	100,704	54,463	106,137
Deferred catalog expenses	18,214	6,258	14,483
Deferred income taxes	3,861	3,230	—
Prepaid income taxes	—	—	864
Other current assets	10,642	7,491	12,177

Total current assets	170,882	132,194	148,774
Fixed assets, net	159,404	162,214	165,092
Goodwill	9,006	3,690	—
Intangibles, net	47,984	45,677	28,645
Deferred financing costs, net	8,372	9,266	11,486
Other assets	3,271	3,596	3,721

Total assets	$398,919	$356,637	$357,718

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$33,267	$18,981	$34,380
Accrued payroll and benefits	14,211	14,052	12,778
Deferred revenue	7,917	13,667	8,562
Deferred income taxes	—	—	9,496
Income taxes payable	8,627	23,610	—
Accrued interest	1,814	5,523	1,974
Other accrued liabilities	7,945	7,932	7,946
Current portion of capital lease obligations	633	647	318
Revolving credit facility	73,000	—	19,000

Total current liabilities	147,414	84,412	94,454
Long-term debt and capital lease obligations	225,256	235,599	245,351
Accrued pension liabilities	16,182	17,494	13,029
Deferred income taxes	10,485	4,074	8,890
Other long-term liabilities	10,507	10,906	8,414

Total liabilities	409,844	352,485	370,138

Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,033,295, 1,033,295 and 1,032,395 shares at September 27, 2008, June 28, 2008 and September 29, 2007, respectively	10	10	10
Additional paid-in capital	6,310	6,191	5,704
Accumulated other comprehensive income (loss), net of taxes	(3,529)	(3,558)	1,119
Retained earnings (accumulated deficit)	(13,716)	1,509	(19,253)

Total stockholders’ equity (deficit)	(10,925)	4,152	(12,420)

Total liabilities and stockholders’ equity (deficit)	$398,919	$356,637	$357,718

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirteen weeks ended September 27, 2008	Thirteen weeks ended September 29, 2007
Net sales	$52,607	$55,454
Cost of goods sold	36,399	36,135

Gross profit	16,208	19,319

Operating expenses:
Selling, general and administrative	37,664	38,252
Selling, general and administrative – related party	250	250

	37,914	38,502

Operating loss	(21,706)	(19,183)

Other (income) expense:
Interest income	(184)	(461)
Interest expense	5,921	6,462
Gain on debt repayment	(2,843)	—
Other (income) expense, net	14	166

	2,908	6,167

Loss from continuing operations before income taxes	(24,614)	(25,350)
Benefit for income taxes	(9,264)	(9,355)

Net loss from continuing operations	(15,350)	(15,995)

Discontinued operations:
Gain on sale of Jackson & Perkins	21	18
Operating income (loss) from discontinued operations	180	(270)
Provision (benefit) for income taxes on discontinued operations	76	(93)

Net income (loss) from discontinued operations	125	(159)

Net loss	$(15,225)	$(16,154)

Net income (loss) per share – basic and diluted (Note 10):
Continuing operations	(14.86)	(15.50)
Discontinued operations	0.12	(0.15)

Total	$(14.73)	$(15.65)

Weighted-average shares used in per share calculations:
Basic and diluted	1,033,295	1,032,260

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Thirteen weeks ended September 27, 2008	Thirteen weeks ended September 29, 2007
Operating activities
Net loss	$(15,225)	$(16,154)
Less: Net income (loss) from discontinued operations	125	(159)

Net loss from continuing operations	(15,350)	(15,995)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization of fixed assets	4,790	4,225
Amortization of intangible assets	293	444
Amortization of deferred financing costs	644	658
Stock option compensation expense	119	140
Loss (gain) on disposal of fixed assets	(5)	101
Gains on short-term investments	(64)	(162)
Deferred income taxes	5,704	(9,725)
Amortization of deferred pension loss, net of taxes	29	—
Gain on debt repayment	(2,843)	—
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(4,301)	(5,839)
Inventories	(45,537)	(43,731)
Deferred catalog expenses and other assets	(14,634)	(12,897)
Accounts payable	14,130	11,855
Accrued liabilities	(4,358)	(10,388)
Income taxes	(14,983)	(90)
Accrued pension liabilities	(1,312)	(2,475)
Deferred revenue	(5,750)	(4,352)

Net cash used in operating activities from continuing operations	(83,428)	(88,231)
Net cash provided by operating activities from discontinued operations	490	2,631

Net cash used in operating activities	(82,938)	(85,600)

Investing activities
Acquisition of fixed assets	(1,744)	(6,166)
Acquisition of business	(9,003)	—
Proceeds from the sale of fixed assets	10	21
Proceeds from the sale of held-to-maturity securities	5,000	24,978
Proceeds from the sale of available-for-sale securities	10,097	—

Net cash provided by investing activities from continuing operations	4,360	18,833
Net cash provided by investing activities from discontinued operations	—	3,368

Net cash provided by investing activities	4,360	22,201

Financing activities
Borrowings of revolving debt	73,000	19,000
Repayments of long-term debt	(7,107)	—
Repayments of capital lease obligations	(157)	(1,366)
Proceeds from exercise of stock options	—	16

Net cash provided by financing activities from continuing operations	65,736	17,650

Decrease in cash and cash equivalents	(12,842)	(45,749)
Cash and cash equivalents, beginning of period	40,792	49,408

Cash and cash equivalents, end of period	$27,950	$3,659

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 1—BUSINESS

Harry & David Holdings, Inc. (the “Company”) is a vertically integrated multichannel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David®, Wolferman’s® and Cushman’s™ brands. For information regarding the Company’s Cushman’s acquisition see “Note 4-Acquisition.” The Company markets and sells its products through catalogs distributed through the mail, the Internet, business-to-business and consumer telemarketing, Company-owned stores and wholesale distribution to other retailers.

During the fourth quarter of fiscal 2007, the Company divested its Jackson & Perkins business. The results of operations and cash flows of the Jackson & Perkins business are reported as discontinued operations. See “Note 5 – Discontinued Operations.”

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007, the Condensed Consolidated Statements of Operations for the thirteen-week periods ended September 27, 2008 and September 29, 2007, and the Condensed Consolidated Statements of Cash Flows for the thirteen-week periods ended September 27, 2008 and September 29, 2007, have been prepared from the Company’s unaudited Condensed Consolidated Financial Statements.

In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 28, 2008 presented in this Form 10-Q has been derived from the Company’s audited balance sheet not included in this report.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for other interim periods in the fiscal year. In the second quarter of each fiscal year, the Company realizes its highest sales for the fiscal year as such quarter includes the most significant holidays that drive the largest portion of the gift-giving component of the Company’s sales. It is also the period where the Company incurs significant cost of goods sold and advertising expenses in connection with the increased sales.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. As allowed, certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Form 10-Q. For further information, refer to the consolidated financial statements and the notes thereto for the year ended June 28, 2008, not included in this report.

Certain reclassifications have been made to the prior year statement of cash flows to conform to the current year presentation. The Company has reclassified activity related to its accrued pension liabilities and income taxes to individual captions. In the prior period the activity related to accrued pension liabilities were included within “Accrued Liabilities” and income taxes were included within “Deferred catalog expenses and other assets” in the statement of cash flows, respectively.

The Company’s total comprehensive loss for the thirteen weeks ended September 27, 2008 of $15,196 includes a $29 adjustment (net of tax) to comprehensive income (loss) related to its deferred pension amortization. For the thirteen weeks ended September 29, 2007 there were no differences between the Company’s net loss and comprehensive loss.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS AND ADOPTIONS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 162 and does not expect there to be a material effect on its consolidated financial statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. After the effective date, the Company will apply the requirements of SFAS No. 141R to any future business combinations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which requires assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not elected the option to record certain financial assets and liabilities at fair value and, therefore, the adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and to allow additional time to resolve certain issues, the FASB delayed the effective date for one year for certain types of nonfinancial assets and nonfinancial liabilities, via the issuance of FSP No. FAS 157-2, Effective Date of FASB Statement No.157. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Company’s adoption of this statement, effective June 29, 2008, except for nonfinancial assets and nonfinancial liabilities, did not have a material impact on its consolidated financial statements. The Company is continuing its evaluation of the impact of adopting the provisions of SFAS No. 157 as it relates to nonfinancial assets and liabilities.

SFAS 157 defines fair value and establishes a three-level hierarchy for measuring fair value of certain financial instruments based on the source of information used to determine fair value. SFAS 157 also expands disclosures about fair value measurements. The hierarchy of fair value measurements is described below.

Level 1 – Valuations are based on quoted prices that the Company has the ability to obtain in actively traded markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market or exchange traded market, valuation of these instruments does not require a significant degree of judgment.

Level 2 – Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. The Company has no financial instruments requiring Level 2 valuation.

Level 3 – Valuations are based on model-based techniques for which some or all of the assumptions are obtained from indirect market information that is significant to the overall fair value measurement and which require a significant degree of management judgment. The Company has no financial instruments requiring Level 3 valuation.

NOTE 4—ACQUISITION

On August 8, 2008, the Company completed the acquisition of certain assets of Cushman Fruit Company, Inc. (the “Cushman’s Acquisition”), a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of approximately $8,482, which includes a final working capital receivable of $521 due to the Company and $423 of acquisition related costs.

The Company paid for the Cushman’s Acquisition with available cash balances. The Company’s revolving credit agreement was amended to permit the acquisition and to address other administrative matters. Unless otherwise defined or noted, references in this Form 10-Q to “Cushman’s” refers to the brand or business, as owned and operated by the Company, subsequent to the acquisition on August 8, 2008. The operating results of Cushman’s are included in the Company’s results of operations only for periods subsequent to the acquisition date.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

The allocation of the purchase price is based on management’s estimates and assumptions, and other information compiled by management utilizing established valuation techniques appropriate for the retail industry. The purchase price will be finalized upon ultimate payment of severance and costs associated with the exit of existing locations as discussed below, incremental professional fees, as well as the Company’s final determination of fair value of the acquired fixed assets and intangibles. The following table presents the preliminary allocation of the purchase price of the acquisition, including professional fees and other related acquisition costs, to the net assets acquired based on their fair values (in thousands):

Current assets	$903
Fixed assets	241
Intangible assets	2,600
Goodwill	5,316

Total assets acquired	9,060
Current liabilities	(578)

Net assets acquired	$8,482

The acquired intangible assets are comprised of Cushman’s™ and related trademarks totaling $1,490 and customer lists of $1,110. The trademarks have indefinite lives, while the customer lists will be amortized on a weighted basis over a four year period. The $5,316 of goodwill is allocated to the Direct Marketing segment and is expected to be fully deductible for tax purposes. While goodwill represents the excess purchase over the fair value of net assets purchased, the Company anticipates the acquisition will leverage its existing infrastructure and generate operating and marketing synergies and productivity improvements for its consolidated businesses.

In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability of $167 for severance costs related to management’s plan for a reduction in force associated with the closure of the existing Cushman’s locations. Management’s plan for reduction in force and closure was developed concurrently with the acquisition and requires the transition of certain functions to the Company’s existing personnel and locations. The Company expects all exit activities to be complete within twelve months of the acquisition. As of September 27, 2008, all amounts related to the severance and closure costs were unpaid.

The following unaudited pro forma consolidated results of operations for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively have been prepared as if the Cushman’s acquisition had occurred at the beginning of those respective periods (in thousands, except per share data):

	Thirteen weeks ended September 27, 2008 (unaudited)	Thirteen weeks ended September 29, 2007 (unaudited)
Net sales	$52,636	$55,870
Gross profit	16,185	19,310
Operating loss	(21,911)	(19,856)
Loss from continuing operations before income taxes	(24,833)	(26,092)
Net loss	(15,362)	(16,622)
Basic net loss per share	$(14.87)	$(16.10)
Diluted net loss per share	$(14.87)	$(16.10)

Prior to the acquisition, Cushman’s utilized a calendar month-end for its fiscal periods. No adjustments have been made to conform the activity to the Company’s historical fiscal calendar.

The unaudited pro forma consolidated results of operations do not purport to be indicative of results that may be obtained in the future and do not include any cost savings related to synergies expected to be obtained as the Cushman’s business is integrated into the Company’s operations. The unaudited pro forma consolidated results of operations include adjustments to net income or loss to give effect to amortization of intangibles acquired, depreciation and related adjustments to fixed assets based on the fair value assigned to those assets and income taxes.

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

In connection with the sale, the Company entered into an agreement with the buyers to provide transitional services through June 2008 (“the Transitional Services Agreement”). As of September 27, 2008, the Company continues to provide certain transitional services to the buyers of Jackson & Perkins. The revenue and expenses associated with the continuation of these services is not expected to be material to the Company’s operating results or financial condition. The revenues and expenses associated with the Transitional Services Agreement, as well as residual activity of the divested business, are accounted for as discontinued operations for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively.

The financial results included in discontinued operations in the condensed consolidated statement of operations were as follows:

	Thirteen weeks ended September 27, 2008	Thirteen weeks ended September 29, 2007
Net sales	$52	$1,094
Gain on sale of Jackson & Perkins	21	18
Provision (benefit) for income taxes on discontinued operations	76	(93)
Net income (loss) from discontinued operations	125	(159)

NOTE 6—BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	September 27, 2008	June 28, 2008	September 29, 2007
Finished goods	$47,289	$19,492	$55,599
Materials, packaging supplies, and work-in-process	53,381	28,222	50,538
Growing crops	34	6,749	—

Total	$100,704	$54,463	$106,137

Fixed assets

Fixed assets consist of the following:

	September 27, 2008	June 28, 2008	September 29, 2007
Land	$19,607	$19,607	$19,607
Land improvements and orchard development costs	30,548	30,485	30,322
Buildings and improvements	55,873	55,699	55,394
Machinery and equipment	66,072	64,470	58,008
Leasehold improvements	13,280	12,940	10,924
Purchased and internally developed software	35,215	34,732	22,179
Capital projects-in-process	5,234	5,987	17,162

	225,829	223,920	213,596
Accumulated depreciation and amortization	(66,425)	(61,706)	(48,504)

Total	$159,404	$162,214	$165,092

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

As of September 27, 2008, purchased and internally developed software includes software licenses acquired for $1,863 financed through outstanding capital lease agreements. See “Note 8 – Borrowing Arrangements.” Accumulated amortization of purchased and internally developed software costs was $14,906, $13,607 and $10,579 as of September 27, 2008, June 28, 2008 and September 29, 2007, respectively. Amortization of software costs, which include software assets financed through capital leases, were $1,299 and $921 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively.

Intangibles

Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company does not consider there to be any indication of impairment of its goodwill, trade names, trademarks, recipe, and customer lists as of September 27, 2008. Prior to the current fiscal year, the Company’s annual impairment tests for its intangibles were completed in the fourth quarter of its fiscal year. However, to better align the annual impairment testing with the seasonal nature of the Company’s businesses, the Company will perform its impairment tests in the third fiscal quarter for its Harry and David and Wolferman’s related intangibles and in the fourth fiscal quarter for Cushman’s related intangibles.

Amortization expense was $293 and $444 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively, and is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and intangible assets as of September 27, 2008 include those assets acquired in the Company’s fiscal 2008 acquisition of the Wolferman’s business and its recent Cushman’s Acquisition. See “Note-4 Acquisition” for further information. The following is a summary of intangible assets:

	September 27, 2008			June 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names, trademarks and recipe	$41,961	$—	$41,961	$40,471	$—	$40,471
Goodwill	9,006	—	9,006	3,690	—	3,690
Direct marketing customer and rental lists	13,062	(7,403)	5,659	11,952	(7,158)	4,794
Favorable lease agreements	1,805	(1,441)	364	1,805	(1,393)	412

	$65,834	$(8,844)	$56,990	$57,918	$(8,551)	$49,367

The estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal Period:	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remaining 2009	3,994	139	4,133
2010	1,334	127	1,461
2011	267	70	337
2012	58	28	86
2013	6	—	6

Total	$5,659	$364	$6,023

NOTE 7—INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates from continuing operations for the first quarter of fiscal 2009 and fiscal 2008 were 37.6% and 36.9%, respectively.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 8—BORROWING ARRANGEMENTS

Revolving Credit Facilities

The Company’s current revolving credit agreement (the “Credit Agreement”) has a maximum borrowing capacity of $125,000, secured by substantially all of the assets of the Company. The Credit Agreement has a maturity date of March 20, 2011. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. Interest on the borrowings is payable at a base rate or a Eurocurrency rate, plus an applicable margin and fees. As of September 27, 2008, the interest rate on borrowings under the Credit Agreement was 4.68%.

As previously discussed, on August 8, 2008, the Company’s Credit Agreement was amended to permit the Cushman’s Acquisition and to address other administrative matters. The Company did not incur any debt issuance fees related to this amendment. For purposes of applying the provisions of EITF 98-14, Debtor’s Accounting For Changes in Line-of-Credit or Revolving Debt Arrangements, the amendments to the Credit Agreement were with the same primary creditor.

In connection with this facility and related amendments, the Company has remaining deferred financing costs of $3,105 and $3,416 as of September 27, 2008 and June 28, 2008, respectively.

As of September 27, 2008, unused borrowings under the revolving credit facility were $51,300, representing $73,000 of borrowings and $700 in outstanding letters of credit. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at September 27, 2008 was $22,946. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations.

The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to comply with certain covenants, which primarily include a minimum cash balance and limits to capital expenditures. At September 27, 2008 the Company was in compliance with all Credit Agreement covenants.

Long-Term Debt

As of September 27, 2008 the Company’s wholly-owned subsidiary, Harry and David, had outstanding $68,000 in Senior Floating Rate Notes due March 1, 2012 and $156,800 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”) These amounts reflect amounts repurchased by the Company on the open-market in fiscal 2008 and in the first quarter of 2009. For further details on the repurchases during and subsequent to the thirteen weeks ended September 27, 2008, see “Long-Term Debt Repurchases” below.

The floating rate Senior Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 7.81% and 7.68% at September 27, 2008 and June 28, 2008, respectively. The fixed rate Senior Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December.

The deferred financing fees incurred in connection with the note offering and related exchange have been recorded as deferred financing costs within long-term assets. The remaining costs are amortized over the remaining life of the associated Senior Notes and as of September 27, 2008 and June 28, 2008, $5,267 and $5,850, respectively, remained on the balance sheet for all associated fees related to the Senior Notes. As noted below under “Long-Term Debt Repurchases,” the Senior Notes deferred financing costs are subject to write-off on a pro-rata basis due to early repurchase or repayment of the Senior Notes.

These Senior Notes represent the senior unsecured obligations of Harry and David, a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of the covenants at September 27, 2008.

Long-Term Debt Repurchases

During the thirteen weeks ended September 27, 2008, the Company purchased $10,200 of its fixed rate Senior Notes in open market purchases for $7,107. This debt prepayment resulted in a net gain of $2,843, comprised of a $3,093 discount on the repayment of outstanding principal, partially offset by the write-off of $250 of unamortized deferred financing costs.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Subsequent to September 27, 2008, the Company has purchased an additional $26,438 of outstanding notes (comprised of $16,608 of the fixed rate Senior Notes and $9,830 of the floating rate Senior Notes) in open market purchases. These repurchases resulted in a net gain of approximately $12,573, comprised of a $13,179 discount on the outstanding principal, partially offset by the write-off of $606 of unamortized deferred financing costs.

Amortization of Deferred Financing Costs

Total amortization expense on deferred financing costs was $644 and $658 for the thirteen weeks ended September 27, 2008 and September 29, 2007 and is included within interest expense in the accompanying Condensed Consolidated Statements of Operations.

Capital lease obligations

As of September 27, 2008 the Company has $1,089 of capital lease obligations representing amounts outstanding to acquire certain software licenses through two vendors. The current and non-current portions of the Company’s capital lease obligations are $633 and $456, respectively. The interest rates on these two agreements are 5.99% and 10.36%, with principal and interest payments due either quarterly or annually.

NOTE 9—STOCK OPTION PLAN

The Company accounts for stock-based compensation using the fair-value method under Statement of Financial Accounting Standards (SFAS) No. 123(R) Share Base Payment. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses certain assumptions for use in the model. The expected volatility assumption is based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted utilized is either the final vesting date or a period derived from the time between the date of final vesting and the expiration of the option, depending on the vesting provisions of the underlying grant. As the Company’s shares are not registered, nor publicly traded on a national securities exchange, the liquidity of the option award is limited. As such, the Company has assumed for purposes of estimating the expected term of the stock option that the vested awards would likely forfeit post-termination. The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant stock options during the thirteen weeks ended September 27, 2008 or the thirteen weeks ended September 29, 2007.

A summary of option activity under the Plan for the thirteen weeks ended September 27, 2008 is presented below:

Options	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 28, 2008	62,530	$115.63	7.2 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1,432)	149.34	—

Outstanding at September 27, 2008	61,098	$114.84	6.9 years

Of the 61,098 options outstanding at September 27, 2008, 40,922 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 6.8 years. The total grant date fair value of all options outstanding at September 27, 2008 was $1,549.

A summary of the status of the Company’s nonvested option shares as of September 27, 2008, and activity during the thirteen weeks ended September 27, 2008, is presented below:

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Nonvested Option Shares	Option Shares	Weighted-Average Grant-Date Fair Value of Options
Outstanding at June 28, 2008	25,019	$23.15
Granted options	—	—
Vested	(4,475)	26.80
Forfeited	(368)	15.57

Outstanding at September 27, 2008	20,176	$22.48

For the thirteen weeks ended September 27, 2008 and September 29, 2007, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $119 and $140, respectively. The total tax benefit recognized for these periods was $47 and $53, respectively. As of September 27, 2008, there remained a total of $454 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is recognized over a remaining weighted-average period of 1.6 years. An assumption of a ten percent forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 10—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period, including the dilutive effect of stock options as determined under the treasury stock method. For the thirteen weeks ended September 27, 2008 and September 29, 2007, common shares relating to the stock options are excluded from the diluted earnings per share calculation as the related impact would have been anti-dilutive because the Company generated a net loss in those periods. The excluded options for the thirteen weeks ended September 27, 2008 and September 29, 2007 were 61,098 and 65,888 respectively. The basic and diluted net loss per share is as follows (in thousands except share and per share data):

	Thirteen weeks ended September 27, 2008	Thirteen weeks ended September 29, 2007
Net loss from continuing operations	$(15,350)	$(15,995)
Net income (loss) from discontinued operations	125	(159)

Net loss	$(15,225)	$(16,154)

Income (loss) per share – basic and diluted:
Continuing operations	(14.86)	(15.50)
Discontinued operations	0.12	(0.15)

Total net loss per share	$(14.73)	$(15.65)

Weighted-average shares used in per share calculations:
Basic and diluted	1,033,295	1,032,260

Per share amounts are calculated separately for net loss from continuing operations and discontinued operations and total net loss. As such, the per share amounts for continuing operations and discontinued operations may not sum to the total net loss per share.

NOTE 11—BENEFIT PROGRAMS

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen weeks ended September 27, 2008	Thirteen weeks ended September 29, 2007
Service cost	$—	$—
Interest cost	754	753
Expected return on plan assets	(590)	(766)
Amortization of deferred actuarial losses	48	—

Net periodic pension (benefit) expense	$212	$(13)

During the thirteen weeks ended September 27, 2008 and September 29, 2007, the Company contributed $1,476 and $2,462 to its defined benefit pension plans, respectively.

The Company’s qualified and unqualified defined benefit plans were frozen effective June 30, 2007. The Company has a continuing obligation to fund these plans and will continue to recognize net periodic pension cost under SFAS No.87, Employers Accounting for Pensions (“SFAS No. 87”).

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

The Company leases certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging from three to twenty-two years. Certain leases contain purchase options and renewal options. In addition to minimum rental payments, certain of the Company’s retail store leases require the Company to make contingent rental payments, which are based upon certain factors, such as sales volume and property taxes. Such contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable.

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended September 27, 2008	Thirteen weeks ended September 29, 2007
Minimum rent expense	$5,578	$5,418
Contingent rent expense	52	57

Total rent expense	$5,630	$5,475

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,372 or 7.5% of the portion of the proceeds from the sale of notes which were distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% vests quarterly over the next twelve successive quarters through June 2009. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of September 27, 2008, 85% of the award was vested, representing $5,194, which also reflects forfeitures. As of September 27, 2008, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program for the thirteen weeks then ended.

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During the thirteen weeks ended September 27, 2008 and September 29, 2007 the Company paid $250 in each period in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

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

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David®, Wolferman’s® and Cushman’s™ brands by marketing through catalogs, the Internet, business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Stores segment generates net sales of Harry and David® and Wolferman’s® merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of September 27, 2008, the Company operated 144 Harry and David stores and two Cushman’s seasonal stores. The Wholesale segment generates net sales by selling Harry and David® brand and Wolferman’s® brand wholesale products to national retailers. Business units not disclosed separately for segment reporting purposes are grouped in the “Other” segment and include commercial sales of surplus, non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon, and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions.

Net intersegment sales were $16,065 and $38,261 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities.

Dollars in thousands	Direct Marketing	Stores	Wholesale	Other	Total Continuing Operations
Thirteen weeks ended September 27, 2008
Net external sales	$23,107	$23,050	$6,101	$349	$52,607
Depreciation and amortization expense (1)	266	922	—	3,895	5,083
Operating income (loss) from continuing operations	(16,087)	(6,287)	668	—	(21,706)
Net interest expense from continuing operations	—	—	—	5,737	5,737
Income (loss) from continuing operations, before income taxes	(13,660)	(5,970)	768	(5,752)	(24,614)
Capital expenditures (2)	(2)	(452)	—	(1,290)	(1,744)
Total assets	88,201	40,275	12,827	257,616	398,919
Thirteen weeks ended September 29, 2007
Net external sales	$22,827	$24,609	$7,685	$333	$55,454
Depreciation and amortization expense (1)	367	877	—	3,425	4,669
Operating income (loss) from continuing operations	(14,662)	(6,272)	1,751	—	(19,183)
Net interest expense from continuing operations	—	—	—	6,001	6,001
Income (loss) from continuing operations, before income taxes	(14,859)	(6,316)	1,748	(5,923)	(25,350)
Capital expenditures (2)	—	(1,915)	—	(4,251)	(6,166)
Total assets	56,111	43,721	14,502	243,384	357,718

(1)	Depreciation and amortization expense from discontinued operations was $0 for fiscal 2009 and 2008.
(2)	Capital expenditures from discontinued operations were $0 for fiscal 2009 and 2008.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s wholly-owned subsidiary, Harry and David, has outstanding $68,000 of Senior Floating Rate Notes due 2012 and $156,800 of Senior Fixed Rate Notes due 2013 (collectively, the Senior Notes). The following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of September 27, 2008, and June 28, 2008, and for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of September 27, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,557	$12,255	$14,138	$—	$27,950
Trade accounts receivable, net	—	6,359	123	—	6,482
Other receivables	—	949	2,080	—	3,029
Inventories, net	—	36,775	63,929	—	100,704
Deferred catalog expenses	—	18,214	—	—	18,214
Deferred income taxes	3,861	—	—	—	3,861
Other current assets	—	5,777	4,865	—	10,642

Total current assets	5,418	80,329	85,135	—	170,882
Fixed assets, net	—	15,107	144,297	—	159,404
Goodwill	—	9,006	—	—	9,006
Intangibles, net	—	47,984	—	—	47,984
Investment in subsidiaries	170,691	(72,573)	—	(98,118)	—
Deferred financing costs, net	—	8,372	—	—	8,372
Other assets	2,328	358	585	—	3,271

Total assets	$178,437	$88,583	$230,017	$(98,118)	$398,919

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$18,213	$15,054	$—	$33,267
Accrued payroll and benefits	—	6,711	7,500	—	14,211
Income taxes payable	8,639	(12)	—	—	8,627
Deferred revenue	—	7,917	—	—	7,917
Accrued interest	—	1,814	—	—	1,814
Other accrued liabilities	(24)	5,771	2,198	—	7,945
Current portion of capital lease obligations	—	633	—	—	633
Revolving credit facility	—	73,000	—	—	73,000

Total current liabilities	8,615	114,047	24,752	—	147,414
Long-term debt and capital lease obligations	—	225,256	—	—	225,256
Deferred income taxes	10,485	—	—	—	10,485
Accrued pension liability	—	—	16,182	—	16,182
Other long-term liabilities	4,816	4,412	1,279	—	10,507
Intercompany debt	165,446	(425,823)	260,377	—	—

Total liabilities	189,362	(82,108)	302,590	—	409,844

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,310	232,518	53,785	(286,303)	6,310
Accumulated other comprehensive loss, net of taxes	(3,529)	—	(3,510)	3,510	(3,529)
Retained earnings (accumulated deficit)	(13,716)	(61,828)	(122,848)	184,676	(13,716)

Total stockholders’ equity (deficit)	(10,925)	170,691	(72,573)	(98,118)	(10,925)

Total liabilities and stockholders’ equity (deficit)	$178,437	$88,583	$230,017	$(98,118)	$398,919

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Balance Sheet

As of June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,570	$9,723	$29,499	$—	$40,792
Short-term investments	—	—	15,033	—	15,033
Trade accounts receivable, net	—	1,928	156	—	2,084
Other receivables	—	1,094	1,749	—	2,843
Inventories, net	—	18,320	36,143	—	54,463
Deferred catalog expenses	—	6,258	—	—	6,258
Deferred income taxes	3,230	—	—	—	3,230
Other current assets	—	2,273	5,218	—	7,491

Total current assets	4,800	39,596	87,798	—	132,194
Fixed assets, net	—	15,320	146,894	—	162,214
Goodwill	—	3,690	—	—	3,690
Intangibles, net	—	45,677	—	—	45,677
Investment in subsidiaries	195,041	(59,765)	—	(135,276)	—
Deferred financing costs, net	—	9,266	—	—	9,266
Other assets	2,464	358	774	—	3,596

Total assets	$202,305	$54,142	$235,466	$(135,276)	$356,637

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$9,631	$9,350	$—	$18,981
Accrued payroll and benefits	—	7,396	6,656	—	14,052
Income taxes payable	23,622	(12)	—	—	23,610
Deferred revenue	—	13,667	—	—	13,667
Accrued interest	—	5,523	—	—	5,523
Other accrued liabilities	(34)	5,577	2,389	—	7,932
Current portion of capital lease obligations	—	647	—	—	647

Total current liabilities	23,588	42,429	18,395	—	84,412
Long-term debt and capital lease obligations	—	235,599	—	—	235,599
Accrued pension liability	—	—	17,494	—	17,494
Deferred income taxes	4,074	—	—	—	4,074
Other long-term liabilities	4,925	4,798	1,183	—	10,906
Intercompany debt	165,566	(423,725)	258,159	—	—

Total liabilities	198,153	(140,899)	295,231	—	352,485

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,191	232,518	53,785	(286,303)	6,191
Accumulated other comprehensive loss, net of taxes	(3,558)	—	(3,558)	3,558	(3,558)
Retained earnings (accumulated deficit)	1,509	(37,478)	(109,992)	147,470	1,509

Total stockholders’ equity (deficit)	4,152	195,041	(59,765)	(135,276)	4,152

Total liabilities and stockholders’ equity (deficit)	$202,305	$54,142	$235,466	$(135,276)	$356,637

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 27, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$52,326	$16,346	$(16,065)	$52,607
Cost of goods sold	—	36,113	16,351	(16,065)	36,399

Gross profit	—	16,213	(5)	—	16,208
Selling, general and administrative	—	37,919	(5)	—	37,914

Operating loss	—	(21,706)	—	—	(21,706)

Other (income) expense:
Interest income	—	—	(184)	—	(184)
Interest expense	—	5,861	60	—	5,921
Other (income) expense, net	15	(1)	—	—	14
Gain on debt repayment	—	(2,843)	—	—	(2,843)
Equity in earnings of consolidated subsidiaries	24,398	(271)	—	(24,127)	—

Total other (income) expense	24,413	2,746	(124)	(24,127)	2,908

Income (loss) from continuing operations before income taxes	(24,413)	(24,452)	124	24,127	(24,614)
Benefit for income taxes	(9,264)	—	—	—	(9,264)

Net income (loss) from continuing operations	(15,149)	(24,452)	124	24,127	(15,350)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	21	—	21
Operating income from discontinued operations	—	54	126	—	180
Provision for income taxes on discontinued operations	76	—	—	—	76

Net income (loss) from discontinued operations	(76)	54	147	—	125

Net income (loss)	$(15,225)	$(24,398)	$271	$24,127	$(15,225)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 29, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$55,120	$38,595	$(38,261)	$55,454
Cost of goods sold	—	35,799	38,597	(38,261)	36,135

Gross profit	—	19,321	(2)	—	19,319
Selling, general and administrative	—	38,531	(29)	—	38,502

Operating income (loss)	—	(19,210)	27	—	(19,183)

Other (income) expense:
Interest income	—	35	(496)	—	(461)
Interest expense	—	6,462	—	—	6,462
Other (income) expense, net	(79)	245	—	—	166
Equity in earnings of consolidated subsidiaries	25,681	(204)	—	(25,477)	—

Total other (income) expense	25,602	6,538	(496)	(25,477)	6,167

Income (loss) from continuing operations before income taxes	(25,602)	(25,748)	523	25,477	(25,350)
Benefit for income taxes	(9,355)	—	—	—	(9,355)

Net income (loss) from continuing operations	(16,247)	(25,748)	523	25,477	(15,995)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	18	—	18
Operating income (loss) from discontinued operations	—	67	(337)	—	(270)
Benefit for income taxes on discontinued operations	(93)	—	—	—	(93)

Net income (loss) from discontinued operations	93	67	(319)	—	(159)

Net income (loss)	$(16,154)	$(25,681)	$204	$25,477	$(16,154)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended September 27, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$155	$(64,750)	$(18,343)	$—	$(82,938)

Investing activities
Acquisition of fixed assets	—	(451)	(1,293)	—	(1,744)
Acquisition of business	—	(9,003)	—	—	(9,003)
Proceeds from the sale of fixed assets	—	—	10	—	10
Proceeds from the sale of available-for-sale securities	—	—	10,097	—	10,097
Proceeds from the sale of held-to-maturity securities	—	—	5,000	—	5,000

Net cash provided by (used in) investing activities	$—	$(9,454)	$13,814	$—	$4,360

Financing activities
Borrowings of revolving debt	—	73,000	—	—	73,000
Repayments of long-term debt	—	(7,107)	—	—	(7,107)
Repayments of capital lease obligations	—	(157)	—	—	(157)
Net (payments) receipts on intercompany debt	(168)	11,000	(10,832)	—	—

Net cash provided by (used in) financing activities	$(168)	$76,736	$(10,832)	$—	$65,736

Increase (decrease) in cash and cash equivalents	(13)	2,532	(15,361)	—	(12,842)
Cash and cash equivalents, beginning of period	1,570	9,723	29,499	—	40,792

Cash and cash equivalents, end of period	$1,557	$12,255	$14,138	$—	$27,950

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended September 29, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash used in operating activities	$(121)	$(64,168)	$(21,311)	$—	$(85,600)

Investing activities
Acquisition of fixed assets	—	(3,615)	(2,551)	—	(6,166)
Proceeds from the sale of business	—	—	3,368	—	3,368
Proceeds from the sale of fixed assets	—	—	21	—	21
Proceeds from the sale of held-to-maturity securities	—	—	24,978	—	24,978

Net cash provided by (used in) investing activities	$—	$(3,615)	$25,816	$—	$22,201

Financing activities
Borrowings of revolving debt	—	19,000	—	—	19,000
Repayments of capital lease obligation	—	(1,366)	—	—	(1,366)
Proceeds from exercise of stock options	16	—	—	—	16
Net (payments) receipts on intercompany debt	121	43,491	(43,612)	—	—

Net cash provided by (used in) financing activities	$137	$61,125	$(43,612)	$—	$17,650

Increase (decrease) in cash and cash equivalents	16	(6,658)	(39,107)	—	(45,749)
Cash and cash equivalents, beginning of period	1,480	9,953	37,975	—	49,408

Cash and cash equivalents, end of period	$1,496	$3,295	$(1,132)	$—	$3,659

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Risk factors that may affect our results include the Risk Factors set forth in Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

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

Dollars presented in this Item 2. are in thousands.

OVERVIEW

General

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit and gourmet food products and other gifts, which are marketed under the Harry and David®, Wolferman’s® and Cushman’s™ brands. We market our products through multiple channels, including direct marketing (primarily catalogs and Internet), business-to-business, our stores and wholesale distribution through select retailers.

Recent Acquisitions

On August 8, 2008, we completed the acquisition of certain of the assets of Cushman Fruit Company, Inc. (the “Cushman’s Acquisition”), a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of approximately $8,482, which includes a final working capital receivable of $521 due to us from the seller and $423 of acquisition related costs. We paid for the Cushman’s Acquisition with available cash balances. Our revolving credit agreement was amended to permit the acquisition and to address other administrative matters. Unless otherwise defined or noted, references in this Form 10-Q to “Cushman’s” refers to the brand or business, as owned and operated by us, subsequent to the acquisition on August 8, 2008. The operating results of Cushman’s are included in our results of operations only for the periods subsequent to the acquisition date.

On January 15, 2008, we completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand, from Williams Foods, Inc., for a net purchase price of approximately $22,784. We paid for the acquisition of Wolferman’s with available cash balances. The operating results of Wolferman’s are included in both of our Direct Marketing and Wholesale segments according to the nature of the operating activity. For further information refer to the footnotes to our consolidated financial statements within Item 15 of our Form 10-K filed with Securities and Exchange Commission on September 19, 2008.

Debt repurchases

During the thirteen weeks ended September 27, 2008, we purchased $10,200 of our outstanding notes in open market purchases for $7,107. The debt repurchases resulted in a net gain of $2,843, comprised of a $3,093 discount on the outstanding principal, partially offset by the write-off of $250 of unamortized deferred financing costs.

Subsequent to September 27, 2008, we have purchased an additional $26,438 of our outstanding notes in open market purchases. These repurchases resulted in a net gain of approximately $12,573, comprised of a $13,179 discount on the outstanding principal, partially offset by the write-off of $606 of unamortized deferred financing costs. For further information on debt repayment activity see “Note 8- Borrowing Arrangements” in Part I. Financial Information in this Form 10-Q.

Sale of the Jackson & Perkins business

We divested our Jackson & Perkins business in the fourth quarter of fiscal 2007. In connection with the sale of the business, we entered into an agreement with the buyer to provide transitional services through June 2008. As of September 27, 2008, we continue to provide certain transitional services to the buyers of Jackson & Perkins. The revenue and expenses associated with the continuation of these services is not expected to be material to our operating results or financial condition

For further information regarding the divestiture of the Jackson & Perkins businesses, see “Note 5- Discontinued Operations” in the notes to our Condensed Consolidated Financial Statements within Part I of this Form 10-Q.

Unless otherwise noted, the results of our former Jackson & Perkins segment are generally not discussed in this management’s discussion and analysis, which is limited to continuing operations.

MATTERS AFFECTING COMPARABILITY

A portion of our Direct Marketing sales are derived from Fruit-of-the-Month Club® product shipments. As such results in this segment may vary between periods due to variations in fruit availability year-to-year, as well as other factors. Further, our recent acquisitions affect the comparability to the current year results to the comparable prior period.

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our net sales from continuing operations and net sales by reportable business segment and from our “Other” category for the periods indicated (dollars are in thousands).

	Thirteen weeks ended		Thirteen weeks ended
	September 27, 2008	Percent of Total	September 29, 2007	Percent of Total
Direct Marketing	$23,107	43.9%	$22,827	41.2%
Stores	23,050	43.8%	24,609	44.4%
Wholesale	6,101	11.6%	7,685	13.8%
Other	349	0.7%	333	0.6%

Total net sales	$52,607	100.0%	$55,454	100.0%

Net sales from continuing operations of $52,607 for the thirteen weeks ended September 27, 2008, decreased $2,847, or 5.1%, from the thirteen weeks ended September 29, 2007. The decline in net sales was driven by lower volumes in our Stores and Wholesale segments partially offset by an increase in our Direct Marketing segment.

Direct Marketing

Net sales in our Direct Marketing segment increased $280, or 1.2%, from the first quarter of fiscal 2008 to the first quarter of fiscal 2009. The increase was attributable to the sales contribution of Wolferman’s® products, partially offset by a decline in average selling prices in the Direct Marketing segment.

Stores

Our Stores segment net sales decreased $1,559, representing a 6.3% decline in total sales and a decline of 10.4% or approximately $2,500, on a comparable store basis from the first quarter of fiscal 2008 to the first quarter of fiscal 2009. The decrease was driven by lower customer traffic and overall transaction volume, reflecting similar trends in the broader retail market. The decrease was partially offset by a $1,400 contribution from our new (non-comparable) stores as well an increase in average selling prices.

As of September 27, 2008, we had 144 stores in operation compared to 139 stores in operation during the same quarter last fiscal year. Not included in the store counts above are two seasonal Cushman’s stores. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store. However, when a store is closed for an extended period of time, it is no longer treated as a comparable store and is excluded from comparable sales comparisons for that period.

Wholesale

Our Wholesale segment net sales declined $1,584 or 20.6%, from the first quarter of fiscal 2008 to the first quarter of fiscal 2009. The decline in our Wholesale segment net sales in the first quarter of fiscal year 2009 was primarily due to lower volumes with certain large wholesale customers. The lower volume was partially driven by the timing of certain customer shipments, which shifted to the second fiscal quarter.

Other

Other segment net sales, which primarily consist of commercial fruit products, increased $16, or 4.8% from the first quarter of fiscal 2008 to the first quarter of fiscal 2009.

GROSS PROFIT

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment including our “Other” segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in thousands).

	Thirteen weeks ended		Thirteen weeks ended
	September 27, 2008	Percent of Net Sales	September 29, 2007	Percent of Net Sales
Direct Marketing	$3,784	16.4%	$5,561	24.4%
Stores	10,755	46.7%	11,246	45.7%
Wholesale	1,678	27.5%	2,515	32.7%
Other	(9)	(2.6)%	(3)	(0.9)%

Total gross profit	$16,208	30.8%	$19,319	34.8%

Gross profit from continuing operations decreased $3,111, or 16.1%, to $16,208 in the first quarter of fiscal 2009, from $19,319 in the first quarter of fiscal 2008. Consolidated gross profit as a percentage of consolidated net sales was 30.8% in the thirteen-week period ended September 27, 2008, and 34.8% in the thirteen-week period ended September 29, 2007.

Direct Marketing

Our Direct Marketing segment gross profit decreased $1,777, or 32.0%, with gross margin declining to 16.4% in the first quarter of fiscal 2009 from 24.4% in the first quarter of fiscal 2008. The gross profit and gross margin declines were primarily due to higher markdowns, a combination of lower delivery and processing revenue, reflecting our new pricing strategy, coupled with higher delivery expense. Also contributing to the declines were higher material costs, higher fulfillment expense and increased inventory reserves and freight costs and the effect of lower sales volume over our fixed costs.

Stores

Our Stores segment gross profit decreased $491, or 4.4%, with gross margin improving to 46.7% in the first quarter of fiscal 2009, 2008 from 45.7% in the first quarter of fiscal 2008. The gross profit decline was primarily due to lower sales volume and increased freight costs as fuel surcharges increased. The 100 basis point improvement in gross margin was attributable to better inventory management, which resulted in fewer markdowns.

Wholesale

Our Wholesale segment gross profit decreased $837 or 33.3%, while gross margin declined to 27.5% in the first quarter of fiscal 2009 from 32.7% for the first quarter of fiscal 2008. The gross profit decline was attributable to lower sales volume and higher fulfillment costs. The gross margin decline was driven by higher freight and fulfillment costs as well as higher inventory write-offs as compared to the first quarter of fiscal 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment including these expenses as a percentage of net sales for the periods indicated (dollars are in thousands).

	Thirteen weeks ended		Thirteen weeks ended
	September 27, 2008	Percent of Net Sales	September 29, 2007	Percent of Net Sales
Direct Marketing	$19,871	86.0%	$20,223	88.6%
Stores	17,042	73.9%	17,518	71.2%
Wholesale	1,010	16.6%	763	9.9%
Other	(9)	(2.6)%	(2)	(0.6)%

Total selling, general and administrative expenses	$37,914	72.1%	$38,502	69.4%

Selling, general and administrative expenses from continuing operations decreased $588, or 1.5% from September 29, 2007 to September 27, 2008. The decrease in selling, general and administrative expenses was driven primarily by a combination of lower payroll and other personnel related expenses as well as a favorable vendor settlement.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 72.1% in the thirteen-week period ended September 27, 2008, compared to 69.4% in the thirteen-week period ended September 29, 2007.

OTHER (INCOME) EXPENSE

For the thirteen-week period ended September 27, 2008 other expense was $2,908 compared to $6,167 in the thirteen-week period ended September 29, 2007. Other expense for thirteen weeks ended September 27, 2008 was comprised of net interest expense of $5,737, partially offset by a $2,843 gain on debt repurchases, as previously described. For further details on our debt repayment activity see “Note 8 – Borrowing Arrangements” in Part I. of this Form 10-Q. The primary source of other expense for the thirteen weeks ended September 29, 2007 was net interest expense of $6,001.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences. For fiscal 2009, the difference in the effective rate and the federal statutory rate is primarily due to state tax obligations.

EBITDA

Our EBITDA from continuing operations for the thirteen-week period ended September 27, 2008 increased $886 primarily due to the gain on debt repayment, which resulted in a $2,843 benefit to EBITDA in the first quarter of fiscal 2009, partially offset by our lower operating performance, as described previously.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see note on page 32, Non-GAAP Financial Measure: EBITDA. The following table reconciles EBITDA from continuing operations to net cash used in operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in thousands).

	Thirteen weeks ended September 27, 2008	Thirteen weeks ended September 29, 2007
Net loss from continuing operations	$(15,350)	$(15,995)
Interest expense, net from continuing operations	5,737	6,001
Benefit for income taxes from continuing operations	(9,264)	(9,355)
Depreciation and amortization from continuing operations	5,083	4,669

EBITDA from continuing operations	$(13,794)	$(14,680)
Interest expense, net from continuing operations	(5,737)	(6,001)
Benefit for income taxes from continuing operations	9,264	9,355
Amortization of deferred financing costs	644	658
Stock option compensation expense	119	140
Loss (gain) on disposal of fixed assets	(5)	101
Gain on short-term investments	(64)	(162)
Deferred income taxes	5,704	(9,725)
Amortization of deferred pension loss, net of tax	29	—
Gain on debt repayment	(2,843)	—
Changes in operating assets and liabilities from continuing operations	(76,745)	(67,917)
Net cash provided by operating activities from discontinued operations	490	2,631

Net cash used in operating activities	$(82,938)	$(85,600)

In the thirteen-week period ended September 27, 2008, net loss and EBITDA from continuing operations included:

•	$432 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$300 of income associated with a vendor settlement;

•	$94 of integration expenses related to our acquisitions;

•	$87 of expense related to inventory step-up amortization related to our acquisition;

•	$5 gain on disposal of fixed assets;

•	$2,843 net gain on repayment of long-term debt;

•	$82 of expense associated with a leased facility identified for closure;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement; and

•	$316 of severance and re-organization payroll and benefits

In the thirteen-week period ended September 29, 2007, net loss and EBITDA from continuing operations included:

•	$624 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$282 of costs associated with a legal settlement;

•	$101 loss on disposal of fixed assets;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement; and

•	$234 of severance and re-organization payroll and benefits.

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

Based upon our historical results, current operations and strategic plans, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our operations for the next twelve months, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all. Certain loan covenants in the revolving credit facility and in the indenture governing the Senior Notes restrict the transfer of funds from the direct and indirect subsidiaries to the parent in the form of cash dividends, loans or advances.

Cash Flows Used in Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations totaled $83,428 in the thirteen-week period ended September 27, 2008, compared to $88,231 in the thirteen-week period ended September 29, 2007. The decrease in cash usage was primarily attributable to a favorable contribution of working capital in the quarter.

Cash Flows Provided by Investing Activities from Continuing Operations

Cash provided by investing activities from continuing operations totaled $4,360 in the thirteen-week period ended September 27, 2008, compared to $18,833 in the thirteen week period ended September 29, 2007. Investing activities in the first thirteen weeks of fiscal 2009 consisted primarily of proceeds on short-term investments, partially offset by cash used for the Cushman’s Acquisition and other capital expenditures. Investing activities in the first quarter of fiscal 2008 consisted primarily of proceeds from the sale of short-term investments, partially offset by capital expenditures.

Cash Flows Provided by Financing Activities from Continuing Operations

Cash provided by financing activities from continuing operations totaled $65,736 for the thirteen weeks ended September 27, 2008, compared to $17,650 in cash provided in the thirteen weeks ended September 29, 2007. Financing activities were primarily comprised of borrowings on our revolving credit facility for both periods presented. We had increased borrowings in the first quarter of fiscal 2009 as a result of cash utilized to fund our recent acquisitions and debt repurchases.

For the thirteen weeks ended September 27, 2008, our borrowings on our revolving credit facility were partially offset by the repurchases of our Senior Notes.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations totaled $490 for thirteen weeks ended September 27, 2008 and $2,631 for the thirteen weeks ended September 29, 2007. Cash from discontinued operations for both periods was primarily due to cash payments made to us for transitional services we provided to the buyers of Jackson & Perkins.

Cash flows provided by investing activities were $3,368 for the thirteen weeks ended September 29, 2007 and were primarily comprised of the proceeds received for certain amounts due in connection with the sale of Jackson & Perkins in the fourth quarter of fiscal 2007. There were no such amounts in the first quarter of fiscal 2009.

The divested Jackson & Perkins business did not impact our cash flows from financing activities.

Borrowing Arrangements

Revolving Credit Facility

Our principal sources of liquidity are available cash, cash flows from operations and borrowings under our revolving credit facility entered into by our subsidiary, Harry and David. The revolving credit facility has a maturity date of March 20, 2011. Our ability to borrow under the revolving credit facility is subject to compliance with the borrowing base and with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate, based on the higher of the federal funds rate plus 0.5% or the corporate base lending rate of UBS AG, or a Eurodollar rate, based on the rate offered in the London interbank market (“LIBOR”), plus in each case a borrowing margin determined based on our consolidated leverage ratio. Due to the seasonal nature of our business, we draw on our revolving credit facility to provide seasonal working capital to support inventory buildup and catalog production in advance of the holiday selling season and for other general corporate purposes. We have typically generated substantial amounts of cash each holiday selling season. We are required by our banks to pay down the revolving credit facility to zero by the next business day following December 25th of each year. Cash generated during the holiday selling season is also typically used to fund our operations for several months during the post-holiday selling season, until we begin to build inventories and other working capital components to support our next holiday selling season.

As of September 27, 2008, we had approximately $73,000 in borrowings and $700 in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total additional available borrowings at September 27, 2008, were approximately $22,946. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

Harry and David’s obligations under the revolving credit facility are guaranteed by us and by all of Harry and David’s existing and future direct and indirect domestic subsidiaries and are secured by first-priority pledges of the stock of Harry and David’s and each of the subsidiary guarantors’ equity interests and 65% of the equity interests of any future first-tier foreign subsidiaries, as well as first-priority security interests in and mortgages on all of our, Harry and David’s and each of the subsidiary guarantors’ respective tangible and intangible property.

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

In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31 an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. We also are limited to the amount of capital expenditures in each fiscal year, subject to certain adjustments, through the term of the revolving credit facility.

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

At September 27, 2008, we were in compliance with all of our covenants under the Credit Agreement.

Long-term Debt

As of September 27, 2008, Harry and David, our wholly owned subsidiary, has outstanding $68,000 in Senior Floating Rate Notes due March 1, 2012, and $156,800 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The $68,000 in Senior Floating Rate Notes accrues interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 7.81% at September 27, 2008. The $156,800 in Senior Fixed Rate Notes accrues interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

The Senior Notes are the senior unsecured obligations of Harry and David are guaranteed on a senior unsecured basis by us and all of Harry and David’s subsidiaries.

The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, engaging in asset dispositions or acquisitions, making investments, and our and our subsidiaries’ ability to pay dividends and other restricted payments, our ability to incur liens and transactions with affiliates. Our ability to comply with these covenants may be affected by events beyond our control, such as those described under “Item 1A. -Risk Factors” in our Annual Report on Form 10-K. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes and lenders under the credit facility could accelerate all amounts outstanding to be immediately due and payable.

At September 27, 2008, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

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

We are exposed to certain market risks as part of our normal business operations, including risks from changes in interest rates and commodity prices, which could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities and on a limited basis, the use of derivative financial instruments. We intend to use such derivative financial instruments as risk management tools and not for speculative investment purposes.

Interest Rate Risk

Interest on our floating rate notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the principal amount due for our floating rate notes as of September 27, 2008, a 1.0% change in the interest rate on our variable rate debt would result in a $1,930 corresponding effect on our interest expense on an annual basis.

Commodity Risk

We have commodity risk as a result of some of the raw materials we utilize in our business, including paper for our catalog operations, corrugated packaging for our shipping needs, chocolate, butter fat, sugar and cheese used to produce some of our products, and fruit that we do not grow ourselves. Although we do not enter into formal hedging arrangements to manage our commodity risk, we typically have multiple sources for these commodities.

ITEM 4.	CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 27, 2008. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 27, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For details regarding our legal proceedings, see Note 12 – “Commitments and Contingencies” within Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

November 7, 2008