Form 10-Q
period 2008-12-27
Harry & David Holdings, Inc.
filed 2009-02-09
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2008

or

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

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 2, 2009
Common stock $0.01 par value	1,033,295

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page

Part I. Financial Information

Item 1.	Condensed Consolidated (unaudited) Financial Statements	3

	Condensed Consolidated Balance Sheets – as of December 27, 2008, June 28, 2008 and December 29, 2007	3

	Condensed Consolidated Statements of Operations – Thirteen Weeks ended December 27, 2008 and December 29, 2007, and Twenty-six Weeks ended December 27, 2008 and December 29, 2007	4

	Condensed Consolidated Statements of Cash Flows – Twenty-six Weeks ended December 27, 2008 and December 29, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

Part II. Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share and Per Share Data)

	December 27, 2008	June 28, 2008	December 29, 2007
	Unaudited		Unaudited
Assets
Current assets
Cash and cash equivalents	$95,183	$40,792	$179,806
Short-term investments	—	15,033	—
Trade accounts receivable, net	21,222	2,084	23,063
Other receivables	3,204	2,843	5,644
Inventories, net	44,702	54,463	46,183
Deferred catalog expenses	8,386	6,258	5,692
Deferred income taxes	—	3,230	9,615
Other current assets	8,044	7,491	10,542

Total current assets	180,741	132,194	280,545
Fixed assets, net	153,669	162,214	165,709
Goodwill	10,998	3,690	—
Intangibles, net	33,883	45,677	28,228
Deferred financing costs, net	7,162	9,266	10,549
Other assets	3,083	3,596	3,988

Total assets	$389,536	$356,637	$489,019

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$39,772	$18,981	$46,617
Accrued payroll and benefits	14,183	14,052	14,386
Deferred revenue	41,289	16,256	36,750
Deferred income taxes	2,615	—	—
Income taxes payable	29,456	23,610	53,384
Accrued interest	4,800	5,523	5,752
Other accrued liabilities	11,732	5,343	10,504
Current portion of capital lease obligations	633	647	318

Total current liabilities	144,480	84,412	167,711
Long-term debt and capital lease obligations	198,818	235,599	235,351
Accrued pension liabilities	15,833	17,494	11,402
Deferred income taxes	839	4,074	11,016
Other long-term liabilities	10,625	10,906	9,833

Total liabilities	370,595	352,485	435,313

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,033,295, 1,033,295 and 1,032,570 shares at December 27, 2008, June 28, 2008 and December 29, 2007, respectively	10	10	10
Additional paid-in capital	6,429	6,191	5,862
Accumulated other comprehensive income (loss), net of taxes	(3,500)	(3,558)	1,119
Retained earnings	16,002	1,509	46,715

Total stockholders’ equity	18,941	4,152	53,706

Total liabilities and stockholders’ equity	$389,536	$356,637	$489,019

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net sales	$307,726	$363,978	$360,333	$419,432
Cost of goods sold	161,109	167,468	197,508	203,603

Gross profit	146,617	196,510	162,825	215,829

Operating expenses:
Selling, general and administrative	104,705	86,455	142,369	124,707
Selling, general and administrative – related party	250	250	500	500

	104,955	86,705	142,869	125,207

Operating income	41,662	109,805	19,956	90,622

Other (income) expense:
Interest income	(40)	(404)	(224)	(865)
Interest expense	5,903	6,842	11,824	13,304
Gain on debt repayment	(12,573)	(303)	(15,416)	(303)
Other (income) expense, net	(37)	(118)	(23)	48

	(6,747)	6,017	(3,839)	12,184

Income from continuing operations before income taxes	48,409	103,788	23,795	78,438
Provision for income taxes	18,801	37,915	9,537	28,560

Net income from continuing operations	29,608	65,873	14,258	49,878

Discontinued operations:
Gain on sale of Jackson & Perkins	21	182	42	200
Operating income (loss) from discontinued operations	159	(32)	339	(302)
Provision (benefit) for income taxes on discontinued operations	70	55	146	(38)

Net income (loss) from discontinued operations	110	95	235	(64)

Net income	$29,718	$65,968	$14,493	$49,814

Basic net income per share (Note 10):
Continuing operations	28.65	63.80	13.80	48.31
Discontinued operations	0.11	0.09	0.23	(0.06)

Total basic net income per share	$28.76	$63.89	$14.03	$48.25

Diluted net income per share (Note 10):
Continuing operations	28.65	63.12	13.80	47.82
Discontinued operations	0.11	0.09	0.23	(0.06)

Total diluted net income per share	$28.76	$63.21	$14.03	$47.76

Weighted-average shares used in per share calculations:
Basic	1,033,295	1,032,530	1,033,295	1,032,394

Diluted	1,033,295	1,043,595	1,033,295	1,043,102

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007
Operating activities
Net income	$14,493	$49,814
Less: Net income (loss) from discontinued operations	235	(64)

Net income from continuing operations	14,258	49,878
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization of fixed assets	9,675	8,744
Amortization of intangible assets	932	861
Amortization of deferred financing costs	1,248	1,311
Stock option compensation expense	238	284
Loss on disposal and impairment of fixed assets and other long-lived assets	15,059	544
Gains on short-term investments	(64)	(162)
Deferred income taxes	2,464	(26,765)
Amortization of deferred pension loss, net of taxes	58	—
Gain on debt repayment	(15,416)	(303)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(19,802)	(22,287)
Inventories	10,405	16,223
Deferred catalog expenses and other assets	(2,010)	(1,944)
Accounts payable	20,635	24,176
Accrued liabilities	5,094	1,807
Income taxes	5,846	54,158
Accrued pension liabilities	(1,661)	(4,102)
Deferred revenue	25,033	20,483

Net cash provided by operating activities from continuing operations	71,992	122,906
Net cash provided by operating activities from discontinued operations	735	1,874

Net cash provided by operating activities	72,727	124,780

Investing activities
Acquisition of fixed assets	(4,417)	(11,745)
Acquisition of business	(8,507)	—
Proceeds from the sale of fixed assets	14	21
Proceeds from the sale of held-to-maturity securities	5,000	24,978
Proceeds from the sale of available-for-sale securities	10,097	—

Net cash provided by investing activities from continuing operations	2,187	13,254
Net cash provided by investing activities from discontinued operations	—	3,105

Net cash provided by investing activities	2,187	16,359

Financing activities
Borrowings of revolving debt	113,000	63,000
Repayments of revolving debt	(113,000)	(63,000)
Repayments of capital lease obligations	(157)	(1,366)
Repayments of long-term debt	(20,366)	(9,405)
Proceeds from exercise of stock options	—	30

Net cash used in financing activities from continuing operations	(20,523)	(10,741)

Increase in cash and cash equivalents	54,391	130,398
Cash and cash equivalents, beginning of period	40,792	49,408

Cash and cash equivalents, end of period	$95,183	$179,806

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 1—BUSINESS

Harry & David Holdings, Inc. (the “Company”) is a vertically integrated multichannel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David®, Wolferman’s® and Cushman’s™ brands. For information regarding the Company’s recent acquisitions see “Note 4 – Acquisitions.” The Company markets and sells its products through catalogs distributed through the mail, the Internet, business-to-business and consumer telemarketing, Company-owned stores and wholesale distribution to other retailers.

During the fourth quarter of fiscal 2007, the Company divested its Jackson & Perkins business. The results of operations and cash flows of the Jackson & Perkins business are reported as discontinued operations. See “Note 5 – Discontinued Operations.”

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The condensed consolidated balance sheets as of December 27, 2008 and December 29, 2007, the condensed consolidated statements of operations for the thirteen-week and the twenty-six week periods ended December 27, 2008 and December 29, 2007, and the condensed consolidated statements of cash flows for the twenty-six week periods ended December 27, 2008 and December 29, 2007, have been prepared from the Company’s unaudited condensed consolidated financial statements.

In management’s opinion, the condensed consolidated financial statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week and twenty-six week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at June 28, 2008 presented in this Form 10-Q has been derived from the Company’s audited balance sheet not included in this report.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for other interim periods in the fiscal year. In the second quarter of each fiscal year, the Company realizes its highest sales for the fiscal year as such quarter includes the most significant holidays that drive the largest portion of the gift-giving component of the Company’s sales. It is also the period where the Company recognizes significant cost of goods sold and advertising expenses in connection with the increased sales.

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

Certain reclassifications have been made to the prior year statement of cash flows to conform to the current year presentation. The Company has reclassified activity related to its accrued pension liabilities and income taxes to individual captions on its condensed consolidated statement of cash flows. In the prior period the activity related to accrued pension liabilities and income taxes were included within “Accrued Liabilities” in the statement of cash flows. In addition to prior period reclassifications, as described in “Note 4 – Acquisitions” the Company recorded reclassification from “Goodwill” to “Intangibles, net” related to a purchase price allocation associated with its Wolferman’s acquisition. Additionally, the Company has reclassified amounts related to its outstanding gift cards to “Deferred Revenue” from “Accrued Liabilities” in the condensed consolidated balance sheets with corresponding reclassifications on its condensed consolidated statements of cash flows.

The Company’s total comprehensive loss for the thirteen and twenty-six weeks ended December 27, 2008 of $29,747 and $14,551, respectively, includes an adjustment (net of tax) to comprehensive income (loss) related to its deferred pension amortization of $29 and $58, respectively. For the thirteen and twenty-six weeks ended December 29, 2007 there were no differences between the Company’s net income and comprehensive income.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS AND ADOPTIONS

In December 2008, the Financial Accounting Standards Board (“ FASB”) issued Staff Position (“FSP”) 132(R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets”, which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation in fiscal 2010. The Company is currently evaluating the impact of adopting FSP 132(R)-1 on the consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 was effective November 15, 2008. The Company’s adoption of SFAS 162 did not have a material effect on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP 142-3 in fiscal year 2010. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is currently evaluating the impact the adoption of FSP 142-3 may have, if any, on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and to allow additional time to resolve certain issues, the FASB delayed the effective date for one year for certain types of nonfinancial assets and nonfinancial liabilities, via the issuance of FSP No. FAS 157-2, Effective Date of FASB Statement No.157. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Company’s adoption of this statement, effective June 29, 2008, except for nonfinancial assets and nonfinancial liabilities, did not have a material impact on its consolidated financial statements. The Company currently holds cash and cash equivalents that are subject to its current SFAS No. 157 adoption. The Company is continuing its evaluation of the impact of adopting the provisions of SFAS No. 157 as it relates to nonfinancial assets and liabilities.

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

NOTE 4—ACQUISITIONS

Cushman’s

On August 8, 2008, the Company completed the acquisition of certain assets of Cushman Fruit Company, Inc. (the “Cushman’s Acquisition”), a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of $8,507, including $448 of acquisition related costs.

The Company paid for the Cushman’s Acquisition with available cash. The Company’s revolving credit agreement was amended to permit the acquisition and to address other administrative matters. Unless otherwise defined or noted, references in this Form 10-Q to “Cushman’s” refers to the brand or business, as owned and operated by the Company, subsequent to the acquisition on August 8, 2008. The operating results of Cushman’s are included in the Company’s results of operations only for periods subsequent to the acquisition date.

The preliminary allocation of the purchase price is based on management’s estimates and assumptions, and other information compiled by management utilizing established valuation techniques appropriate for the retail industry. The purchase price will be finalized upon ultimate payment of severance and costs associated with the exit of existing locations as discussed below, incremental professional fees, as well as the Company’s final determination of fair value of the acquired fixed assets and intangibles. The following table presents the preliminary allocation of the purchase price of the acquisition, including professional fees and other related acquisition costs, to the net assets acquired based on their fair values (in thousands):

Current assets	$853
Fixed assets	241
Intangible assets	2,600
Goodwill	5,391

Total assets acquired	9,085
Current liabilities	(578)

Net assets acquired	$8,507

The acquired intangible assets are comprised of Cushman’s™ and related trademarks totaling $1,489 and customer lists of $1,111. The trademarks have indefinite lives, while the customer lists will be amortized on a weighted basis over a four year period. The $5,391 of goodwill is allocated to the Direct Marketing segment and is expected to be fully deductible for tax purposes. While goodwill represents the excess purchase price over the fair value of net assets acquired, the Company anticipates the acquisition will leverage its existing infrastructure and generate operating and marketing synergies and productivity improvements for its consolidated businesses.

In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability of $167 for severance costs related to management’s plan for a reduction in force associated with the closure of the existing Cushman’s locations. Management’s plan for reduction in force and closure was developed concurrently with the acquisition and requires the transition of certain functions to the Company’s existing personnel and locations. The Company expects all exit activities to be complete within twelve months of the acquisition. As of December 27, 2008, all amounts related to the severance and closure costs were unpaid and are included in “Accrued payroll and benefits” in the condensed consolidated balance sheets.

The following unaudited pro forma consolidated results of operations for the thirteen weeks ended December 27, 2008 and December 29, 2007, and the twenty-six weeks ended December 27, 2008 and December 29, 2007, respectively, have been prepared as if the Cushman’s acquisition had occurred at the beginning of those respective periods (in thousands, except per share data):

	Thirteen weeks ended December 27, 2008	Thirteen weeks ended December 29, 2007	Twenty-six weeks ended December 27, 2008	Twenty-six weeks ended December 29, 2007
Net sales	$307,726	$376,777	$360,362	$432,648
Gross profit	146,617	201,718	162,802	221,028
Operating income	41,662	112,195	19,751	92,339
Income from continuing operations before income taxes	48,409	106,108	23,576	80,016
Net income	29,718	67,440	14,362	50,817
Basic net income per share	$28.76	$65.32	$13.90	$49.22
Diluted net income per share	$28.76	$64.62	$13.90	$48.72

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

Wolferman’s

On January 15, 2008, the Company completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand, from Williams Foods, Inc., for a net purchase price of $22,784, which included $622 of transaction related expenses. The Company paid for the acquisition of Wolferman’s with available cash. The results of operations of Wolferman’s are included in the consolidated statements of operations for the periods subsequent to the acquisition date.

The preliminary allocation of the purchase price was based on management’s estimates and assumptions, and other information compiled by management utilizing established valuation techniques appropriate for the retail industry. During the thirteen weeks ended December 27, 2008 the Company recorded a reclassification of $3,814 from customer lists to goodwill as a result of management’s review of the independent third party valuation firm’s final report and data underlying the related purchase price allocation assumptions. The Company considers the impact of the correction to be immaterial to its result of operations and cash flows in the current and previously reported periods. The purchase price allocation below is considered final and includes professional fees and other related acquisition costs, allocated to the net assets acquired based on their fair values (in thousands):

Current assets	$2,525
Fixed assets	134
Intangible assets	15,036
Goodwill	7,504

Total assets acquired	25,199
Current liabilities	(2,415)

Net assets acquired	$22,784

NOTE 5—DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses. In a separate transaction, the Company sold its land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins.

In connection with the sale, the Company entered into an agreement with the buyers to provide transitional services through June 2008 (“the Transitional Services Agreement”). As of December 27, 2008, the Company continues to provide certain transitional services to the buyers of Jackson & Perkins. The revenue and expenses associated with the continuation of these services are not expected to be material to the Company’s operating results or financial condition. The revenues and expenses associated with the Transitional Services Agreement, as well as residual activity of the divested business, are accounted for and reported as discontinued operations.

The financial results included in discontinued operations in the condensed consolidated statement of operations were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net sales	$76	$2,214	$128	$3,308
Gain on sale of Jackson & Perkins	21	182	42	200
Provision (benefit) for income taxes on discontinued operations	70	55	146	(38)
Net income (loss) from discontinued operations	110	95	235	(64)

NOTE 6—BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	December 27, 2008	June 28, 2008	December 29, 2007
Finished goods	$23,639	$19,492	$26,349
Materials, packaging supplies, and work-in-process	20,102	28,222	18,267
Growing crops	961	6,749	1,567

Total	$44,702	$54,463	$46,183

The Company has recorded excess and obsolete inventory reserves against the various categories of inventories noted above. Due to a significant decline in sales and order demand during the thirteen weeks ended December 29, 2008, and the Company’s evaluation of future sales for the remainder of fiscal 2009, the Company recorded inventory write-downs of $6,228 at December 27, 2008, which were materially larger than the Company’s historical experience.

Fixed assets

Fixed assets consist of the following:

	December 27, 2008	June 28, 2008	December 29, 2007
Land	$19,607	$19,607	$19,607
Land improvements and orchard development costs	30,548	30,485	30,490
Buildings and improvements	57,015	55,699	55,578
Machinery and equipment	66,379	64,470	62,651
Leasehold improvements	10,693	12,940	12,776
Purchased and internally developed software	36,081	34,732	22,403
Capital projects-in-process	4,571	5,987	15,006

	224,894	223,920	218,511
Accumulated depreciation and amortization	(71,225)	(61,706)	(52,802)

Total	$153,669	$162,214	$165,709

As of December 27, 2008, purchased and internally developed software includes software licenses acquired for $1,863 financed through outstanding capital lease agreements. See “Note 8 – Borrowing Arrangements.” Accumulated amortization of purchased and internally developed software costs was $16,270, $13,607 and $11,508 as of December 27, 2008, June 28, 2008 and December 29, 2007, respectively. Amortization of software costs, which include software assets financed through capital leases, were $1,365 and $930 for the thirteen weeks ended December 27, 2008 and December 29, 2007, respectively, and $2,664 and $1,851 for the twenty-six weeks ended December 27, 2008 and December 29, 2007, respectively.

Due to the decline in sales and order demand during the thirteen weeks ended December 27, 2008, and its evaluation of future sales for the remainder of fiscal 2009, the Company completed an evaluation of its Stores segment and related fixed assets and certain other long-lived assets. As a result of that evaluation the Company recorded a non-cash impairment charge for 30 stores at December 27, 2008 of $3,600, of which $3,471 was related to fixed assets and $129 to fair value lease intangibles. The impairment charge was recorded within selling, general and administrative expenses within the fiscal 2009 condensed consolidated statement of operations. The impairment amount was calculated by comparing the applicable stores net assets to fair value, which was based on a discounted cash flow model. During the thirteen and twenty-six weeks ended December 29, 2007, the Company determined that one underperforming store was impaired and recorded a non-cash charge for the impairment of long-lived assets in the amount of $192, reported in selling, general and administrative expenses in the fiscal 2008 condensed consolidated statement of operations.

Intangibles

Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company’s goodwill is related to the Wolferman’s and Cushman’s reporting units included in the Company’s Direct Marketing segment. In accordance with SFAS 142, the Company tests goodwill and other intangible assets for impairment annually and on an interim date should factors or indicators become apparent that would require an impairment test. Historically, the annual impairment testing has occurred during the fourth quarter of each fiscal year for the reporting units.

Beginning in the second quarter of fiscal 2009, the retail industry declined at a rate that exceeded the Company’s forecasted expectations and negatively impacted the Company’s operating results for the second quarter and the future outlook on the industry. Management believed the decline in the overall industry, the resulting decline in the Company’s operating results from plan, and downward revisions to financial forecasts to be factors that require the Company to perform an interim impairment test in accordance with SFAS 142. As a result, in connection with the preparation of its second quarter financial statements, the Company performed an interim impairment test on its goodwill, indefinite lived and other intangible balances.

The estimated fair value of each of the reporting units included the impact of trends in the business and industry noted in fiscal 2009, primarily the decline in sales caused by the adverse economic climate. Using a discounted cash flows model, the Harry and David trade name, Wolferman’s customer list and the goodwill and related intangibles associated with the Cushman’s acquisition were tested and no impairment was indicated as of December 27, 2008. Based on the testing the Company concluded that the fair values of the Wolferman’s goodwill, recipe and trade name were greater than their related book values, using a discounted cash flows model. As a result, the Company has recorded an impairment charge of $11,416 ($1,897 related to goodwill and $9,519 related to the recipe and trade name) in the second quarter within selling, general and administrative expenses within the fiscal 2009 condensed consolidated statement of operations. No impairment charges were recorded in prior fiscal year comparable periods.

Amortization expense was $638 and $417 for the thirteen weeks ended December 27, 2008 and December 29, 2007, respectively, and $932 and $861 for the twenty-six weeks ended December 27, 2008 and December 29, 2007, respectively, and is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and intangible assets as of December 27, 2008 include those assets acquired in the Company’s fiscal 2008 acquisition of the Wolferman’s business and its recent Cushman’s Acquisition. See “Note 4 – Acquisitions” for further information. The following is a summary of intangible assets:

	December 27, 2008			June 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names, trademarks and recipe	$32,441	$—	$32,441	$40,471	$—	$40,471
Goodwill	10,998	—	10,998	3,690	—	3,690
Direct marketing customer lists	9,249	(7,996)	1,253	11,952	(7,158)	4,794
Favorable lease agreements	1,676	(1,487)	189	1,805	(1,393)	412

	$54,364	$(9,483)	$44,881	$57,918	$(8,551)	$49,367

The following table represents activity for goodwill and other intangibles for the twenty-six weeks ended December 27, 2008.

	Goodwill	Indefinite-Lived Intangibles	Definite-Lived Intangibles
Net balance as of June 28, 2008	$3,690	$40,471	$5,206
Additions	5,391	1,489	1,111
Impairment charges	(1,897)	(9,519)	(129)
Reclassification	3,814		(3,814)
Amortization expense	—	—	(932)

Net balance as of December 27, 2008	$10,998	$32,441	$1,442

The estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal Period:	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remaining 2009	476	53	529
2010	596	76	672
2011	142	39	181
2012	37	21	58
2013	2	—	2

Total	$1,253	$189	$1,442

Impairment Estimates and Assumptions

The impairment charges related to our indefinite-lived intangible assets, our goodwill and long-lived assets associated with stores were calculated using management’s estimates of future forecasted cash flows to be generated from the respective assets and a discount rate inherent within the Company’s cost of capital. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins, operating expenses and applicable discount rate. If the Company had used different assumptions and estimates regarding the future operating results or discount rate, the impairment charges might have been materially different. However, management believes that the assumptions and estimates are reasonable and represent the most likely future operating results based upon the current information available.

NOTE 7—INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates from continuing operations for the second quarter of fiscal 2009 and fiscal 2008 were 38.8% and 36.5%, respectively.

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109, the Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at December 27, 2008 will decrease by $1,992 within 12 months of the reporting date as a result of the expiration of certain statute of limitations and the filing of amended returns. There have been no material changes to the balance of unrecognized tax benefits reported at June 28, 2008 during the thirteen and twenty-six weeks ended December 27, 2008. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits. However, an estimate of such increases cannot reasonably be made.

NOTE 8—BORROWING ARRANGEMENTS

Revolving Credit Facilities

The Company’s current revolving credit agreement (the “Credit Agreement”) has a maximum borrowing capacity of $125,000, secured by substantially all of the assets of the Company and its subsidiaries. The Credit Agreement has a maturity date of March 20, 2011. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. Interest on the borrowings is payable at a base rate or a Eurocurrency rate, plus an applicable margin and fees.

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

In connection with this facility and related amendments, the Company had remaining deferred financing costs of $2,794 and $3,416 as of December 27, 2008 and June 28, 2008, respectively.

As of December 27, 2008, the Company had $0 borrowings and $573 in outstanding letters of credit under the revolving credit facility. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at December 27, 2008 was $13,603. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations.

The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to comply with certain covenants, which primarily include a minimum cash balance and limits to capital expenditures. At December 27, 2008 the Company was in compliance with all Credit Agreement covenants.

Long-Term Debt

As of December 27, 2008 the Company’s wholly-owned subsidiary, Harry and David, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012 and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). These amounts reflect amounts repurchased by the Company on the open-market in fiscal 2008 and in the first and second quarters of fiscal 2009. For further details on the repurchases during to the thirteen and twenty-six weeks ended December 27, 2008, see “Long-Term Debt Repurchases” below.

The floating rate Senior Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 7.18% and 7.68% at December 27, 2008 and June 28, 2008, respectively. The fixed rate Senior Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December.

The deferred financing fees incurred in connection with the note offering and related exchange have been recorded as deferred financing costs within long-term assets. These costs are amortized over the remaining life of the associated Senior Notes and as of December 27, 2008 and June 28, 2008, $4,368 and $5,850, respectively, remained on the balance sheet for all associated fees related to the Senior Notes. As noted below under “Long-Term Debt Repurchases,” the Senior Notes deferred financing costs are subject to write-off on a pro-rata basis due to early repurchase or repayment of the Senior Notes.

These Senior Notes represent the senior unsecured obligations of Harry and David, a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of the covenants at December 27, 2008.

Long-Term Debt Repurchases

During the thirteen weeks ended December 27, 2008, the Company purchased $26,438 of its fixed rate Senior Notes in open market purchases for $13,259. This debt prepayment resulted in a net gain of $12,573, comprised of a $13,179 discount on the repayment of outstanding principal, partially offset by the write-off of $606 of unamortized deferred financing costs.

During the thirteen weeks ended September 27, 2008, the Company purchased $10,200 of its fixed rate Senior Notes in open market purchases for $7,107. This debt prepayment resulted in a net gain of $2,843, comprised of a $3,093 discount on the repayment of outstanding principal, partially offset by the write-off of $250 of unamortized deferred financing costs.

On a combined basis for the twenty-six weeks ended December 27, 2008, the Company purchased $36,638 of its fixed rate Senior Notes in open market purchases for $20,366. The debt prepayment resulted in a net gain of $15,416, comprised of a $16,272 discount on the repayment of outstanding principal, partially offset by the write-off of $856 of unamortized deferred financing costs.

Amortization of Deferred Financing Costs

Total amortization expense on deferred financing costs was $604 and $653 for the thirteen weeks ended December 27, 2008 and December 29, 2007, respectively, and $1,248 and $1,311 for the twenty-six weeks ended December 27, 2008 and December 29, 2007, respectively, and is included within interest expense in the accompanying condensed consolidated statements of operations.

Capital lease obligations

As of December 27, 2008 the Company had $1,089 of capital lease obligations representing amounts outstanding to acquire certain software licenses through two vendors. The current and non-current portions of the Company’s capital lease obligations are $633 and $456, respectively. The interest rates on these two agreements are 5.99% and 10.36%, with principal and interest payments due either quarterly or annually.

NOTE 9—STOCK OPTION PLAN

The Company accounts for stock-based compensation using the fair-value method under Statement of Financial Accounting Standards (SFAS) No. 123(R) Share Base Payment. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses certain assumptions for use in the model. The expected volatility assumption is based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted utilized is either the final vesting date or a period derived from the time between the date of final vesting and the expiration of the option, depending on the vesting provisions of the underlying grant. As the Company’s shares are not registered, nor publicly traded on a national securities exchange, the liquidity of the option award is limited. As such, the Company has assumed for purposes of estimating the expected term of the stock option that the vested awards would likely forfeit post-termination. The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant stock options during the thirteen or twenty-six weeks ended December 27, 2008.

A summary of option activity under the Plan for the twenty-six weeks ended December 27, 2008 is presented below:

Options	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 28, 2008	62,530	$115.63	7.2 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1,432)	149.43

Outstanding at December 27, 2008	61,098	$114.84	6.7 years

Of the 61,098 options outstanding at December 27, 2008, 45,397 were fully vested and exercisable. The weighted-average remaining contractual term of vested options was 6.5 years. The total grant date fair value of all options outstanding at December 27, 2008 was $1,549.

A summary of the status of the Company’s nonvested option shares as of December 27, 2008, and activity during the twenty-six weeks ended December 27, 2008, is presented below:

Nonvested Option Shares	Option Shares	Weighted-Average Grant-Date Fair Value of Options
Outstanding at June 28, 2008	25,019	$23.15
Granted options	—	—
Vested	(8,950)	26.80
Forfeited	(368)	15.57

Outstanding at December 27, 2008	15,701	$21.25

For the thirteen and twenty-six week periods ended December 27, 2008, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $119 and $238, respectively. The total tax benefit recognized for these periods was $47 and $94, respectively. As of December 27, 2008, there remained a total of $334 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is recognized over a remaining weighted-average period of 1.6 years. An assumption of a ten percent forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

NOTE 10—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period, including the dilutive effect of stock options as determined under the treasury stock method. For the thirteen and twenty-six weeks ended December 29, 2007, weighted-average common shares outstanding for the period, including the dilutive effect of stock options of 11,065 and 10,708, respectively, are included in the weighted average shares denominator for the calculation of diluted earnings per share for those periods. For the thirteen and twenty-six weeks ended December 27, 2008 and December 29, 2007, certain common shares relating to the stock options are excluded from the diluted earnings per share calculation as the related impact would have been anti-dilutive because the options had a exercise price greater than the fair value of the common stock. The excluded options were 61,098 and 17,687 for the thirteen weeks ended December 27, 2008 and December 29, 2007, respectively and were 61,098 and 18,099 for the twenty-six weeks ended December 27, 2008 and December 29, 2007, respectively. The basic and diluted net income (loss) per share is as follows (in thousands except share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net income from continuing operations	$29,608	$65,873	$14,258	$49,878
Net income (loss) from discontinued operations	110	95	235	(64)

Net income	$29,718	$65,968	$14,493	$49,814

Basic net income (loss) per share:
Continuing operations	28.65	63.80	13.80	48.31
Discontinued operations	0.11	0.09	0.23	(0.06)

Total basic net income per share	$28.76	$63.89	$14.03	$48.25

Diluted net income (loss) per share:
Continuing operations	28.65	63.12	13.80	47.82
Discontinued operations	0.11	0.09	0.23	(0.06)

Total diluted net income per share	$28.76	$63.21	$14.03	$47.76

Weighted-average shares used in per share calculations:
Basic	1,033,295	1,032,530	1,033,295	1,032,394

Diluted	1,033,295	1,043,595	1,033,295	1,043,102

Per share amounts are calculated separately for net income from continuing operations and discontinued operations and total net income. As such, the per share amounts for continuing operations and discontinued operations may not sum to the total net income per share.

NOTE 11—BENEFIT PROGRAMS

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Service cost	$—	$—	$—	$—
Interest cost	754	753	1,508	1,506
Expected return on plan assets	(590)	(766)	(1,180)	(1,532)
Amortization of prior service cost	48	—	96	—

Net periodic pension (benefit) expense	$212	$(13)	$424	$(26)

The Company contributed $513 and $1,614 during the thirteen weeks ended December 27, 2008 and December 29, 2007, respectively, and $1,989 and $4,076 during the twenty-six weeks ended December 27, 2008 and December 29, 2007 respectively, to its defined benefit pension plans.

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

Total rental expense for all operating leases was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Minimum rent expense	$8,437	$8,255	$14,016	$13,673
Contingent rent expense	62	116	113	173

Rent expense	$8,499	$8,371	$14,129	$13,846

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,372 or 7.5% of the portion of the proceeds from the sale of notes which were distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% vests quarterly over the next twelve successive quarters through June 2009. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of December 27, 2008, 90% of the award was vested, representing $5,475, which also reflects forfeitures. As of December 27, 2008, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program for the thirteen weeks then ended.

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During the both the thirteen weeks ended December 27, 2008 and December 29, 2007 the Company paid $250 and during both the twenty-six weeks ended December 27, 2008 and December 29, 2007, the Company paid $500 in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

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

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David®, Wolferman’s® and Cushman’s™ brands by marketing through catalogs, the Internet, business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Stores segment generates net sales of Harry and David®, Wolferman’s® and Cushman’s™ merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of December 27, 2008, the Company operated 144 Harry and David stores and two Cushman’s seasonal stores. The Wholesale segment generates net sales by selling Harry and David® brand and Wolferman’s® brand wholesale products to national retailers. Business units not disclosed separately for segment reporting purposes are grouped in the “Other” segment and include commercial sales of surplus, non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon, and business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions.

Net intersegment sales were $22,881 and $38,946 for the thirteen weeks ended December 27, 2008 and December 29, 2007 respectively and $91,991 and $130,252 for the twenty-six weeks ended December 27, 2008 and December 29, 2007, respectively. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities.

Dollars in thousands	Direct Marketing	Stores	Wholesale	Other	Total Continuing Operations
Thirteen weeks ended December 27, 2008
Net external sales	$226,684	$61,114	$18,945	$983	$307,726
Depreciation and amortization expense (1)	644	897	—	3,983	5,524
Operating income from continuing operations	33,854	6,168	1,635	5	41,662
Net interest expense (income) from continuing operations	—	(7)	—	5,870	5,863
Income (loss) from continuing operations, before income taxes	44,588	7,576	2,074	(5,829)	48,409
Capital expenditures (2)	237	80	—	2,356	2,673
Total assets	78,114	30,589	15,269	265,564	389,536

Thirteen weeks ended December 29, 2007
Net external sales	$272,099	$70,958	$19,835	$1,086	$363,978
Depreciation and amortization expense (1)	341	1,030	—	3,565	4,936
Operating income from continuing operations	92,074	15,980	1,749	2	109,805
Net interest expense from continuing operations	—	2	—	6,436	6,438
Income (loss) from continuing operations, before income taxes	92,414	16,053	1,755	(6,434)	103,788
Capital expenditures (2)	—	2,411	—	3,168	5,579
Total assets	53,540	38,961	12,917	383,601	489,019

Twenty-six weeks ended December 27, 2008
Net external sales	$249,791	$84,164	$25,046	$1,332	$360,333
Depreciation and amortization expense (1)	910	1,819	—	7,878	10,607
Operating income (loss) from continuing operations	17,767	(119)	2,303	5	19,956
Net interest expense (income) from continuing operations	—	(7)	—	11,607	11,600
Income (loss) from continuing operations, before income taxes	30,928	1,606	2,842	(11,581)	23,795
Capital expenditures (2)	239	532	—	3,646	4,417
Total assets	78,114	30,589	15,269	265,564	389,536

Twenty-six weeks ended December 29, 2007
Net external sales	$294,926	$95,567	$27,520	$1,419	$419,432
Depreciation and amortization expense (1)	708	1,907	—	6,990	9,605
Operating income from continuing operations	77,412	9,708	3,500	2	90,622
Net interest expense from continuing operations	—	2	—	12,437	12,439
Income (loss) from continuing operations, before income taxes	77,555	9,737	3,503	(12,357)	78,438
Capital expenditures (2)	—	4,326	—	7,419	11,745
Total assets	53,540	38,961	12,917	383,601	489,019

(1)	Depreciation and amortization expense from discontinued operations was $0 for fiscal 2009 and 2008.

(2)	Capital expenditures from discontinued operations were $0 for fiscal 2009 and 2008.

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s wholly-owned subsidiary, Harry and David, has outstanding $58,170 of Senior Floating Rate Notes due 2012 and $140,192 of Senior Fixed Rate Notes due 2013 (collectively, the Senior Notes). The following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of December 27, 2008, and June 28, 2008, and for the thirteen and twenty-six weeks ended December 27, 2008 and December 29, 2007, respectively. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by Harry and David and between the guarantors.

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of December 27, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets
Cash and cash equivalents	$51	$34,330	$60,802	$—	$95,183
Short-term investments	—	—	—	—	—
Trade accounts receivable, net	—	20,861	361	—	21,222
Other receivables	—	788	2,416	—	3,204
Inventories, net	—	25,808	18,894	—	44,702
Deferred catalog expenses	—	8,386	—	—	8,386
Other current assets	—	2,965	5,079	—	8,044

Total current assets	51	93,138	87,552	—	180,741
Fixed assets, net	—	10,798	142,871	—	153,669
Goodwill	—	10,998	—	—	10,998
Intangibles, net	—	33,883	—	—	33,883
Investment in subsidiaries	219,291	(72,387)	—	(146,904)	—
Deferred financing costs, net	—	7,162	—	—	7,162
Other assets	2,364	359	360	—	3,083

Total assets	$221,706	$83,951	$230,783	$(146,904)	$389,536

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$32,456	$7,316	$—	$39,772
Accrued payroll and benefits	—	7,084	7,099	—	14,183
Deferred revenue	—	41,289	—	—	41,289
Deferred income taxes	2,615	—	—	—	2,615
Income taxes payable	29,468	(12)	—	—	29,456
Accrued interest	—	4,800	—	—	4,800
Other accrued liabilities	(23)	10,866	889	—	11,732
Current portion of capital lease obligations	—	633	—	—	633

Total current liabilities	32,060	97,116	15,304	—	144,480
Long-term debt and capital lease obligations	—	198,818	—	—	198,818
Accrued pension liabilities	—	—	15,833	—	15,833
Deferred income taxes	839	—	—	—	839
Other long-term liabilities	4,882	4,363	1,380	—	10,625
Intercompany debt	164,984	(435,637)	270,653	—	—

Total liabilities	202,765	(135,340)	303,170	—	370,595

Commitments and contingencies
Stockholders’ equity (deficit)
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,429	232,518	53,785	(286,303)	6,429
Accumulated other comprehensive income (loss), net of taxes	(3,500)	—	(3,462)	3,462	(3,500)
Retained earnings (accumulated deficit)	16,002	(13,228)	(122,710)	135,938	16,002

Total stockholders’ equity (deficit)	18,941	219,291	(72,387)	(146,904)	18,941

Total liabilities and stockholders’ equity (deficit)	$221,706	$83,951	$230,783	$(146,904)	$389,536

Condensed Consolidating Balance Sheet

As of June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,570	$9,723	$29,499	$—	$40,792
Short-term investments	—	—	15,033	—	15,033
Trade accounts receivable, net	—	1,928	156	—	2,084
Other receivables	—	1,094	1,749	—	2,843
Inventories, net	—	18,320	36,143	—	54,463
Deferred catalog expenses	—	6,258	—	—	6,258
Deferred income taxes	3,230	—	—	—	3,230
Other current assets	—	2,273	5,218	—	7,491

Total current assets	4,800	39,596	87,798	—	132,194
Fixed assets, net	—	15,320	146,894	—	162,214
Goodwill	—	3,690	—	—	3,690
Intangibles, net	—	45,677	—	—	45,677
Investment in subsidiaries	195,041	(59,765)	—	(135,276)	—
Deferred financing costs, net	—	9,266	—	—	9,266
Other assets	2,464	358	774	—	3,596

Total assets	$202,305	$54,142	$235,466	$(135,276)	$356,637

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$9,631	$9,350	$—	$18,981
Accrued payroll and benefits	—	7,396	6,656	—	14,052
Deferred revenue	—	16,256	—	—	16,256
Income taxes payable	23,622	(12)	—	—	23,610
Accrued interest	—	5,523	—	—	5,523
Other accrued liabilities	(34)	2,988	2,389	—	5,343
Current portion of capital lease obligations	—	647	—	—	647

Total current liabilities	23,588	42,429	18,395	—	84,412
Long-term debt and capital lease obligations	—	235,599	—	—	235,599
Accrued pension liability	—	—	17,494	—	17,494
Deferred income taxes	4,074	—	—	—	4,074
Other long-term liabilities	4,925	4,798	1,183	—	10,906
Intercompany debt	165,566	(423,725)	258,159	—	—

Total liabilities	198,153	(140,899)	295,231	—	352,485

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,191	232,518	53,785	(286,303)	6,191
Accumulated other comprehensive loss, net of taxes	(3,558)	—	(3,558)	3,558	(3,558)
Retained earnings (accumulated deficit)	1,509	(37,478)	(109,992)	147,470	1,509

Total stockholders’ equity (deficit)	4,152	195,041	(59,765)	(135,276)	4,152

Total liabilities and stockholders’ equity (deficit)	$202,305	$54,142	$235,466	$(135,276)	$356,637

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 27, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$307,372	$23,235	$(22,881)	$307,726
Cost of goods sold	—	160,752	23,238	(22,881)	161,109

Gross profit	—	146,620	(3)	—	146,617
Selling, general and administrative	—	104,958	(3)	—	104,955

Operating income	—	41,662	—	—	41,662

Other (income) expense:
Interest income	—	—	(40)	—	(40)
Interest expense	—	5,877	26	—	5,903
Other (income) expense, net	(37)	—	—	—	(37)
Gain on debt repayment	—	(12,573)	—	—	(12,573)
Equity in earnings of consolidated subsidiaries	(48,552)	(138)	—	48,690	—

Total other (income) expense	(48,589)	(6,834)	(14)	48,690	(6,747)

Income from continuing operations before income taxes	48,589	48,496	14	(48,690)	48,409
Provision for income taxes	18,801	—	—	—	18,801

Net income from continuing operations	29,788	48,496	14	(48,690)	29,608

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	21	—	21
Operating income from discontinued operations	—	56	103	—	159
Provision for income taxes on discontinued operations	70	—	—	—	70

Net income (loss) from discontinued operations	(70)	56	124	—	110

Net income	$29,718	$48,552	$138	$(48,690)	$29,718

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 29, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$362,894	$93,075	$(91,991)	$363,978
Cost of goods sold	—	166,384	93,075	(91,991)	167,468

Gross profit	—	196,510	—	—	196,510
Selling, general and administrative	—	85,744	961	—	86,705

Operating income (loss)	—	110,766	(961)	—	109,805

Other (income) expense:
Interest income	—	(35)	(369)	—	(404)
Interest expense	—	6,836	6	—	6,842
Other (income) expense, net	99	(217)	—	—	(118)
Gain on debt repayment	—	(303)	—	—	(303)
Equity in earnings of consolidated subsidiaries	(104,104)	495	—	103,609	—

Total other (income) expense	(104,005)	6,776	(363)	103,609	6,017

Income (loss) from continuing operations before income taxes	104,005	103,990	(598)	(103,609)	103,788
Benefit for income taxes	37,915	—	—	—	37,915

Net income (loss) from continuing operations	66,090	103,990	(598)	(103,609)	65,873

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	182	—	182
Pretax income (loss) excluding gain on sale	(67)	114	(79)	—	(32)
Provision for income taxes on discontinued operations	55	—	—	—	55

Net income (loss) from discontinued operations	(122)	114	103	—	95

Net income (loss)	$65,968	$104,104	$(495)	$(103,609)	$65,968

Condensed Consolidating Statement of Operations

For the Twenty-six Weeks Ended December 27, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$359,698	$39,581	$(38,946)	$360,333
Cost of goods sold	—	196,865	39,589	(38,946)	197,508

Gross profit	—	162,833	(8)	—	162,825
Selling, general and administrative	—	142,877	(8)	—	142,869

Operating income	—	19,956	—	—	19,956

Other (income) expense:
Interest income	—	—	(224)	—	(224)
Interest expense	—	11,738	86	—	11,824
Other (income) expense, net	(22)	(1)	—	—	(23)
Gain on debt repayment	—	(15,416)	—	—	(15,416)
Equity in earnings of consolidated subsidiaries	(24,154)	(409)	—	24,563	—

Total other (income) expense	(24,176)	(4,088)	(138)	24,563	(3,839)

Income from continuing operations before income taxes	24,176	24,044	138	(24,563)	23,795
Provision for income taxes	9,537	—	—	—	9,537

Net income from continuing operations	14,639	24,044	138	(24,563)	14,258

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	42	—	42
Operating income from discontinued operations	—	110	229	—	339
Provision for income taxes on discontinued operations	146	—	—	—	146

Net income (loss) from discontinued operations	(146)	110	271	—	235

Net income	$14,493	$24,154	$409	$(24,563)	$14,493

Condensed Consolidating Statement of Operations

For the Twenty-six Weeks Ended December 29, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$418,014	$131,670	$(130,252)	$419,432
Cost of goods sold	—	202,183	131,672	(130,252)	203,603

Gross profit	—	215,831	(2)	—	215,829
Selling, general and administrative	—	124,275	932	—	125,207

Operating income (loss)	—	91,556	(934)	—	90,622

Other (income) expense:
Interest income	—	—	(865)	—	(865)
Interest expense	—	13,298	6	—	13,304
Other (income) expense, net	20	28	—	—	48
Gain on debt repayment	—	(303)	—	—	(303)
Equity in earnings of consolidated subsidiaries	(78,356)	291	—	78,065	—

Total other (income) expense	(78,336)	13,314	(859)	78,065	12,184

Income (loss) from continuing operations before income taxes	78,336	78,242	(75)	(78,065)	78,438
Provision for income taxes	28,560	—	—	—	28,560

Net income (loss) from continuing operations	49,776	78,242	(75)	(78,065)	49,878

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	200	—	200
Pretax income (loss) excluding gain on sale	—	114	(416)	—	(302)
Benefit for income taxes on discontinued operations	(38)	—	—	—	(38)

Net income (loss) from discontinued operations	38	114	(216)	—	(64)

Net income (loss)	$49,814	$78,356	$(291)	$(78,065)	$49,814

Condensed Consolidating Statement of Cash Flows

For the Twenty-six Weeks Ended December 27, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(841)	$53,004	$20,564	$—	$72,727

Investing activities
Acquisition of fixed assets	—	(529)	(3,888)	—	(4,417)
Acquisition of business	—	(8,507)	—	—	(8,507)
Proceeds from the sale of fixed assets	—	—	14	—	14
Proceeds from the sale of held-to-maturity securities	—	—	5,000	—	5,000
Proceeds from the sale of available-for-sale securities	—	—	10,097	—	10,097

Net cash provided by (used in) investing activities	—	(9,036)	11,223	—	2,187

Financing activities
Borrowings of revolving debt	—	113,000	—	—	113,000
Repayments of revolving debt	—	(113,000)	—	—	(113,000)
Repayments of capital lease obligations	—	(157)	—	—	(157)
Repayments of long-term debt	—	(20,366)	—	—	(20,366)
Proceeds from exercise of stock options	—	—	—	—	—
Net (payments) receipts on intercompany debt	(678)	1,162	(484)	—	—

Net cash provided by (used in) financing activities	(678)	(19,361)	(484)	—	(20,523)

Increase (decrease) in cash and cash equivalents	(1,519)	24,607	31,303	—	54,391
Cash and cash equivalents, beginning of period	1,570	9,723	29,499	—	40,792

Cash and cash equivalents, end of period	$51	$34,330	$60,802	$—	$95,183

Condensed Consolidating Statement of Cash Flows

For the Twenty-six Weeks Ended December 29, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(351)	$94,081	$31,050	$—	$124,780

Investing activities
Acquisition of fixed assets	—	(7,975)	(3,770)	—	(11,745)
Proceeds from the sale of fixed assets	—	—	21	—	21
Proceeds from the sale of business	—	—	3,105	—	3,105
Proceeds from the sale of short-term investments	—	—	24,978	—	24,978

Net cash provided by (used in) investing activities	$—	$(7,975)	$24,334	$—	$16,359

Financing activities
Borrowings of revolving debt	—	63,000	—	—	63,000
Repayments of revolving debt	—	(63,000)	—	—	(63,000)
Repayments of capital lease obligations	—	(1,366)	—	—	(1,366)
Repayments of long-term debt	—	(9,405)	—	—	(9,405)
Proceeds from exercise of stock options	30	—	—	—	30
Net (payments) receipts on intercompany debt	350	(55,222)	54,872	—	—

Net cash provided by (used in) financing activities	$380	$(65,993)	$54,872	$—	$(10,741)

Increase in cash and cash equivalents	29	20,113	110,256	—	130,398
Cash and cash equivalents, beginning of period	1,480	9,953	37,975	—	49,408

Cash and cash equivalents, end of period	$1,509	$30,066	$148,231	$—	$179,806

NOTE 15—SUBSEQUENT EVENTS

On January 15, 2009 the Company announced a company-wide reduction in staffing of approximately 10% of salaried and full-time employees, excluding retail store employees. The Company is taking this action in the face of the difficult retail sales environment, enabling it to have a work force sized appropriately to meet economic forecasts. The reductions in force impacted approximately 66 employees who will receive severance, a continuation of certain benefits, and outplacement assistance. The Company estimates recording a charge between $1,500 and $2,000 in the third quarter related to this action.

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

Risk factors that may affect our results include the Risk Factors set forth in Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008, Part III Item 1A of this Quarterly Report on Form 10-Q, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

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

As used in this Item 2 and all of Part III, except as the context requires otherwise, reference to “us,” “we,” “our” and “our company” refer to Harry & David Holdings, Inc. and its subsidiaries on a consolidated basis. Dollars presented in this Item 2. are in thousands.

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

Recent Acquisitions

On August 8, 2008, we completed the acquisition of certain of the assets of Cushman Fruit Company, Inc. (the “Cushman’s Acquisition”), a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of approximately $8,507, and $448 of acquisition related costs. We paid for the Cushman’s Acquisition with available cash balances. Our revolving credit agreement was amended to permit the acquisition and to address other administrative matters. Unless otherwise defined or noted, references in this Form 10-Q to “Cushman’s” refers to the brand or business, as owned and operated by us, subsequent to the acquisition on August 8, 2008. The operating results of Cushman’s are included in our results of operations only for the periods subsequent to the acquisition date. The operating results of Cushman’s are included in our Direct Marketing segment.

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

Debt repurchases

During the thirteen weeks ended December 27, 2008, we purchased $26,438 of our fixed rate Senior Notes in open market purchases for $13,259. This debt prepayment resulted in a net gain of $12,573, comprised of a $13,179 discount on the repayment of outstanding principal, partially offset by the write-off of $606 of unamortized deferred financing costs.

During the thirteen weeks ended September 27, 2008, we purchased $10,200 of our fixed rate Senior Notes in open market purchases for $7,107. This debt prepayment resulted in a net gain of $2,843, comprised of a $3,093 discount on the repayment of outstanding principal, partially offset by the write-off of $250 of unamortized deferred financing costs.

As a result of the above transactions we recorded a net gain of $15,416 during the twenty-six weeks ended December 27, 2008.

For further information on debt repayment activity see “Note 8- Borrowing Arrangements” in Part I. Financial Information in this Form 10-Q.

Sale of the Jackson & Perkins business

We divested our Jackson & Perkins business in the fourth quarter of fiscal 2007. In connection with the sale of the business, we entered into an agreement with the buyer to provide transitional services through June 2008. As of December 27, 2008, we continue to provide certain transitional services to the buyers of Jackson & Perkins. The revenue and expenses associated with the continuation of these services is not expected to be material to our operating results or financial condition.

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

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our net sales from continuing operations and net sales by reportable business segment and from our “Other” segment for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	December 27, 2008	Percent of Total	December 29, 2007	Percent of Total	December 27, 2008	Percent of Total	December 29, 2007	Percent of Total
Direct Marketing	$226,684	73.7%	$272,099	74.8%	$249,791	69.3%	$294,926	70.3%
Stores	61,114	19.8%	70,958	19.5%	84,164	23.3%	95,567	22.8%
Wholesale	18,945	6.2%	19,835	5.4%	25,046	7.0%	27,520	6.6%
Other	983	0.3%	1,086	0.3%	1,332	0.4%	1,419	0.3%

Total net sales	$307,726	100.0%	$363,978	100.0%	$360,333	100.0%	$419,432	100.0%

Net sales from continuing operations of $307,726 for the thirteen weeks ended December 27, 2008, decreased $56,252, or 15.5%, from the thirteen weeks ended December 29, 2007. The decline in net sales was driven by lower volumes and higher markdowns and discounts in the Harry & David Direct Marketing, Stores and Wholesale divisions, partially offset by the addition of Wolferman’s and Cushman’s brand sales in the fiscal quarter.

Net sales from continuing operations of $360,333 for the twenty-six weeks ended December 27, 2008, decreased $59,099, or 14.1%, from the twenty-six weeks ended December 29, 2007. The decline in net sales was driven by lower volumes and higher markdowns and discounts in the second fiscal quarter in the Harry & David Direct Marketing, Stores and Wholesale divisions. These declines were partially offset by the addition of Wolferman’s and Cushman’s brand sales.

Direct Marketing

Net sales in our Direct Marketing segment decreased $45,415, or 16.7%, from the thirteen weeks ended December 29, 2007 to the thirteen weeks ended December 27, 2008. The decline was driven by reduced overall order demand in our Harry and David Direct marketing division and to a lesser extent, lower average order unit size reflecting higher discounts and the timing of Fruit-of-the-Month Club® shipments, which primarily shipped in fiscal January this year versus fiscal December last year. These declines attributable to our Harry and David division were partially offset by the addition of Wolferman’s and Cushman’s products.

Net sales in our Direct Marketing segment decreased $45,135, or 15.3%, from the twenty-six weeks ended December 29, 2007 to the twenty-six weeks ended December 27, 2008. The decline was attributable to the same factors mentioned above for the thirteen week period.

Stores

Our Stores segment net sales decreased $9,844, representing a 13.9% decline in total sales and a comparable stores sales decline of 15.4% or approximately $10,600, from the thirteen weeks ended December 29, 2007 to the thirteen weeks ended December 27, 2008. The decrease was driven by lower customer traffic and overall transaction volume, reflecting similar trends in the broader retail market. The decrease was partially offset by approximately $2,512 net sales contribution from our new (non-comparable) stores.

Our Stores segment net sales decreased $11,403, representing a 11.9% decline in total sales and a decline of 14.1% or approximately $13,155, on a comparable store basis, from the twenty-six weeks ended December 29, 2007 to the twenty-six weeks ended December 27, 2008. The decrease was driven by lower customer traffic and overall transaction volume, reflecting similar trends in the broader retail market. The decrease was partially offset by a $3,931 contribution from our new (non-comparable) stores.

As of December 27, 2008, we had 144 stores in operation compared to 146 stores in operation during the same quarter last fiscal year. Not included in the store counts above are two seasonal Cushman’s stores, and three temporary stores that were tested this season.

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

Wholesale

Our Wholesale segment net sales declined $890, or 4.5%, from the thirteen weeks ended December 29, 2007 to the thirteen weeks ended December 27, 2008. The decline was primarily due to lower volumes with certain large wholesale customers, slightly offset by increased sales to key drop-ship channel customers, and Wolferman’s wholesale activity.

Our Wholesale segment net sales declined $2,474, or 9.0%, from the twenty-six weeks ended December 29, 2007 to the twenty-six weeks ended December 27, 2008. The decline was primarily due to the same factors mentioned above.

Other

Other segment net sales, which primarily consist of commercial fruit products, decreased $103, or 9.5% from the thirteen weeks ended December 29, 2007 to the thirteen weeks ended December 27, 2008.

Other segment net sales decreased $87, or 6.1%, from the twenty-six weeks ended December 29, 2007 to the twenty-six weeks ended December 27, 2008.

GROSS PROFIT

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment including our “Other” segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	December 27, 2008	Percent of Net Sales	December 29, 2007	Percent of Net Sales	December 27, 2008	Percent of Net Sales	December 29, 2007	Percent of Net Sales
Direct Marketing	$114,088	50.3%	$156,397	57.5%	$117,869	47.2%	$161,959	54.9%
Stores	29,216	47.8%	36,979	52.1%	39,970	47.5%	48,225	50.5%
Wholesale	3,316	17.5%	3,133	15.8%	4,994	19.9%	5,647	20.5%
Other	(3)	-0.3%	1	0.1%	(8)	-0.6%	(2)	-0.1%

Total Gross Profit	$146,617	47.6%	$196,510	54.0%	$162,825	45.2%	$215,829	51.5%

Gross profit from continuing operations decreased $49,893, or 25.4%, to $146,617 in the thirteen weeks ended December 27, 2008, from $196,510 in the thirteen weeks ended December 29, 2007. Consolidated gross profit as a percentage of consolidated net sales was 47.6% in the thirteen-week period ended December 27, 2008, and 54.0% in the thirteen-week period ended December 29, 2007.

Gross profit from continuing operations decreased $53,004, or 24.6%, to $162,825 in the twenty-six weeks ended December 27, 2008, from $215,829 in the twenty-six weeks ended December 29, 2007. Consolidated gross profit as a percentage of consolidated net sales was 45.2% in the twenty-six week period ended December 27, 2008, and 51.5% in the twenty-six week period ended December 29, 2007.

Direct Marketing

Our Direct Marketing segment gross profit decreased $42,309, or 27.1%, with gross margin declining to 50.3% in the thirteen weeks ended December 27, 2008 from 57.5% in the thirteen weeks ended December 29, 2007. The gross profit and gross margin declines were primarily due to lower overall product demand, higher product and delivery markdowns and discounts, and to a lesser extent the addition of slightly lower gross margins in our acquired brands. Also contributing to the declines were increased inventory reserves, higher material costs, and the effect of lower sales volume over our fixed costs, slightly offset by lower delivery expense.

Our Direct Marketing segment gross profit decreased $44,090, or 27.2%, with gross margin declining to 47.2% in the twenty-six weeks ended December 27, 2008 from 54.9% in the twenty-six weeks ended December 29, 2007. The gross profit and gross margin declines were primarily due to the same factors discussed above for the thirteen week period.

Stores

Our Stores segment gross profit decreased $7,763, or 21.0%, with gross margin declining to 47.8% in the thirteen weeks ended December 27, 2008 from 52.1% in the thirteen weeks ended December 29, 2007. The gross profit decline was primarily due to lower sales volume and increased product discounts. The decline in gross margin was attributable to higher product discounts reflecting a more aggressive promotional stance driven by increased competition across the broader retail market. Also contributing to the gross margin decline was the effect of lower sales on our fixed costs, slightly offset by lower freight costs.

Our Stores segment gross profit decreased $8,255, or 17.1%, with gross margin declining to 47.5% in the twenty-six weeks ended December 27, 2008 from 50.5% in the twenty-six weeks ended December 29, 2007. The gross profit decline was primarily due to lower sales volume and increased product discounts. The decline in gross margin was attributable to the same factors as described above.

Wholesale

Our Wholesale segment gross profit increased $183 or 5.8%, while gross margin increased to 17.5% in the thirteen weeks ended December 27, 2008 from 15.8% in the thirteen weeks ended December 29, 2007. The gross profit and gross margin increases were primarily attributable to a shift in shipments across channels leading to lower overall freight costs as well as the sales increases in the drop-ship channel noted above.

Our Wholesale segment gross profit decreased $653 or 11.6%, while gross margin decreased to 19.9% in the twenty-six weeks ended December 27, 2008 from 20.5% in the twenty-six weeks ended December 29, 2007. The gross profit decrease was attributable to lower sales volume and higher fulfillment costs. The gross margin decline was driven by higher freight and fulfillment costs and higher inventory write-offs in the first fiscal quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment including these expenses as a percentage of net sales for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	December 27, 2008	Percent of Net Sales	December 29, 2007	Percent of Net Sales	December 27, 2008	Percent of Net Sales	December 29, 2007	Percent of Net Sales
Direct Marketing	$80,230	35.4%	$64,323	23.6%	$100,102	40.1%	$84,546	28.7%
Stores	23,047	37.7%	20,999	29.6%	40,089	47.6%	38,517	40.3%
Wholesale	1,681	8.9%	1,384	7.0%	2,691	10.7%	2,147	7.8%
Other	(3)	-0.3%	(1)	-0.1%	(13)	-1.0%	(3)	-0.2%

Total Selling, General, & Administrative	$104,955	34.1%	$86,705	23.8%	$142,869	39.6%	$125,207	29.9%

Selling, general and administrative expenses from continuing operations increased $18,250, or 21.0% in the thirteen weeks ended December 27, 2008 from the thirteen weeks ended December 29, 2007. The increase in selling, general and administrative expenses was due to $15,016 of non-cash charges for impairment of goodwill and intangible assets related to acquisitions and store impairments, the addition of Wolferman’s® and Cushman’s™ advertising costs in the Direct Marketing segment, partially offset by lower advertising costs in the Harry & David Direct Marketing division and lower payroll costs.

Selling, general and administrative expenses from continuing operations increased $17,662, or 14.1% in the twenty-six weeks ended December 27, 2008 from the twenty-six weeks ended December 29, 2007. The increase in selling, general and administrative expenses was driven primarily by the factors discussed above.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 34.1% in the thirteen-week period ended December 27, 2008, compared to 23.8% in the thirteen-week period ended December 29, 2007, and 39.6% in the twenty-six-week period ended December 27, 2008, compared to 29.9% in the twenty-six week period ended December 29, 2007.

OTHER (INCOME) EXPENSE

For the thirteen-week period ended December 27, 2008, other income was $6,747 compared to other expense of $6,017 in the thirteen-week period ended December 29, 2007. Other income for the thirteen weeks ended December 27, 2008 was comprised of a $12,573 gain on debt repurchases, as previously described, partially offset by net interest expense of $5,863, For further details on our debt repayment activity see “Note 8 – Borrowing Arrangements” in Part I. of this Form 10-Q. The primary source of other expense for the thirteen weeks ended December 29, 2007 was net interest expense of $6,438.

Other income for the twenty-six weeks ended December 27, 2008 was $3,839 compared to other expense of $12,184 in the twenty-six weeks ended December 29, 2007. Other income for the twenty-six weeks ended December 27, 2008 was comprised of a $15,416 gain on debt repurchases, as previously described partially offset by net interest expense of $11,600, The primary source of other expense for the twenty-six weeks ended December 29, 2007 was net interest expense of $12,439.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences. For fiscal 2009, the difference in the effective rate and the federal statutory rate is primarily due to state tax obligations.

EBITDA

Our EBITDA from continuing operations for the thirteen-week period ended December 27, 2008 decreased $55,366 primarily due to our operating performance which included $15,016 of impairment charges partially offset by the gain on debt repayment discussed above. EBITDA from continuing operations for the twenty-six week period ended December 27, 2008 decreased $54,480 primarily due these same factors.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see note on page 40, “Non-GAAP Financial Measure: EBITDA.” The following table reconciles EBITDA from continuing operations to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in thousands).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net income from continuing operations	$29,608	$65,873	$14,258	$49,878
Interest expense, net from continuing operations	5,863	6,438	11,600	12,439
Provision for income taxes from continuing operations	18,801	37,915	9,537	28,560
Depreciation and amortization from continuing operations	5,524	4,936	10,607	9,605

EBITDA from continuing operations	$59,796	$115,162	$46,002	$100,482
Interest expense, net from continuing operations	(5,863)	(6,438)	(11,600)	(12,439)
Provision for income taxes from continuing operations	(18,801)	(37,915)	(9,537)	(28,560)
Amortization of deferred financing costs	604	653	1,248	1,311
Stock option compensation expense	119	144	238	284
Loss on disposal and impairment of fixed assets, goodwill, and other intangibles	15,064	443	15,059	544
Gain on short-term investments	—	—	(64)	(162)
Deferred income taxes	(3,240)	(17,040)	2,464	(26,765)
Amortization of deferred pension loss, net of tax	29	—	58	—
Gain on debt repayment	(12,573)	(303)	(15,416)	(303)
Changes in operating assets and liabilities from continuing operations	120,285	156,431	43,540	88,514
Net cash provided by (used in) discontinued operations	245	(757)	735	1,874

Net cash provided by operating activities	$155,665	$210,380	$72,727	$124,780

In the thirteen-week period ended December 27, 2008, net income and EBITDA from continuing operations included:

•	$617 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$393 of integration expenses related to our acquisitions;

•	$48 loss on disposal of fixed assets;

•	$12,573 net gain on repayment of long-term debt;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$100 of severance and re-organization payroll and benefits;

•	$15,016 of expenses recognized for impaired assets;

•	$5,428 of inventory reserve expenses;

•	$22 gain on FIN 48 tax adjustment;

•	$89 of expenses related to land rezoning; and

•	$82 gain on reversal of expense associated with a leased facility identified for closure.

In the thirteen-week period ended December 29, 2007, net income and EBITDA from continuing operations included:

•	$1,205 of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$101 of employee executive recruiting charges;

•	$443 loss on disposal and impairment of fixed assets;

•	$303 net gain on prepayment of long-term debt;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement; and

•	$139 of severance and re-organization payroll and benefits.

In the twenty-six week period ended December 27, 2008, net income and EBITDA from continuing operations included:

•	$1,049 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$300 of income associated with a vendor settlement;

•	$487 of integration expenses related to our acquisitions;

•	$87 of expense related to inventory step-up amortization related to our acquisition;

•	$43 loss on disposal of fixed assets;

•	$15,416 net gain on repayment of long-term debt;

•	$500 of fees paid to Wasserstein and Highfields under the management agreement;

•	$416 of severance and re-organization payroll and benefits;

•	$15,016 of expenses recognized for impaired assets;

•	$5,428 of inventory reserve expenses;

•	$22 gain on FIN 48 tax adjustment; and

•	$89 of expenses related to land rezoning.

In the twenty-six week period ended December 29, 2007, net income and EBITDA from continuing operations included:

•	$1,752 of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$139 of employee executive recruiting charges;

•	$544 loss on disposal and impairment of fixed assets;

•	$303 net gain on prepayment of long-term debt;

•	$500 of fees paid to Wasserstein and Highfields under the management agreement;

•	$304 of costs associated with legal settlements; and

•	$373 of severance and re-organization payroll and benefits.

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

Cash Flows Provided by Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations totaled $71,992 in the twenty-six week period ended December 27, 2008, compared to $122,906 in the twenty-six week period ended December 29, 2007. The decrease in cash provided by continuing operations was primarily attributable to lower operating income driven by the factors previously described in “Results of Operations”.

Cash Flows Provided by Investing Activities from Continuing Operations

Cash provided by investing activities from continuing operations totaled $2,187 in the twenty-six week period ended December 27, 2008, compared to $13,254 in the twenty-six week period ended December 29, 2007. Investing activities in the first half of fiscal 2009 consisted primarily of proceeds on short-term investments, partially offset by cash used for the Cushman’s Acquisition and other capital expenditures. Investing activities in the first half of fiscal 2008 consisted primarily of proceeds from the sale of short-term investments, partially offset by capital expenditures.

Cash Flows Used in Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations totaled $20,523 for the twenty-six weeks ended December 27, 2008, compared to $10,741 in cash provided in the twenty-six weeks ended December 29, 2007. In both periods, financing activities were primarily comprised of the repurchases of our Senior Notes.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations totaled $735 for twenty-six weeks ended December 27, 2008 and $1,874 the twenty-six weeks ended December 29, 2007. Cash from discontinued operations for both periods was primarily due to cash payments made to us for transitional services we provided to the buyers of Jackson & Perkins.

Cash flows provided by investing activities were $3,105 for the twenty-six weeks ended December 29, 2007 and were primarily comprised of the proceeds received for certain amounts due in connection with the sale of Jackson & Perkins in the fourth quarter of fiscal 2007. There were no such amounts in fiscal 2009.

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

As of December 27, 2008, we had $0 in borrowings and $573 in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total available borrowings at December 27, 2008, were approximately $13,603. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

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

In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31 an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. As of December 31, 2008, we were in compliance with this covenant. We also are limited to the amount of capital expenditures in each fiscal year, subject to certain adjustments, through the term of the revolving credit facility.

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Item 1A – Risk Factors” in our Annual Report on Form 10-K and Part III, Item 1A of this Quarterly Report on Form 10-Q. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture.

At December 27, 2008, we were in compliance with all of our covenants under the Credit Agreement.

Long-term Debt

As of December 27, 2008, Harry and David, our wholly owned subsidiary, has outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012, and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The $58,170 in Senior Floating Rate Notes accrues interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 7.18% at December 27, 2008. The $140,192 in Senior Fixed Rate Notes accrues interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

The Senior Notes are the senior unsecured obligations of Harry and David are guaranteed on a senior unsecured basis by us and all of Harry and David’s subsidiaries.

The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, engaging in asset dispositions or acquisitions, making investments, and our and our subsidiaries’ ability to pay dividends and other restricted payments, our ability to incur liens and transactions with affiliates. Our ability to comply with these covenants may be affected by events beyond our control, such as those described under “Item 1A. -Risk Factors” in our Annual Report on Form 10-K and Part III, Item 1A of this Quarterly Report on Form 10-Q. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes and lenders under the credit facility could accelerate all amounts outstanding to be immediately due and payable.

At December 27, 2008, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

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

Certain funds sponsored by Wasserstein Partners, LP, and its affiliates (“Wasserstein”) and certain funds sponsored by Highfields Capital Management LP (“Highfields”) currently own approximately 63% and 34%, respectively, of our common stock. Wasserstein and/or Highfields may from time to time seek to purchase our outstanding Senior Notes in open market purchases, privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions and other factors, and there can be no assurance as to when or whether any such purchases may occur. The amounts involved may be material.

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

Accordingly, changing economic conditions or deviations from projected demand for products during the fourth calendar quarter can have a materially favorable or adverse impact on our financial position and results for the full year. Because we commit to certain fixed costs in anticipation of expected sales during the holiday selling season in the fourth calendar quarter, if our actual sales during that calendar quarter are lower than anticipated, our results of operations and profitability will be negatively impacted. As demonstrated in the current fiscal quarter which experienced a material decline in sales, our operating income from continuing operations declined by $68,143 and cash flows from operating activities declined by $54,715. In addition, our primary growing season occurs during the second and third calendar quarters. Because we must commit to certain fixed costs before we know the results of a particular harvest, inclement weather conditions and agricultural pests leading to lower harvest yields can also negatively impact our sales and profitability.

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

Interest Rate Risk

Interest on our floating rate notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the principal amount due for our floating rate notes as of December 27, 2008, a 1.0% change in the interest rate on our variable rate debt would result in a $1,832 corresponding effect on our interest expense on an annual basis.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 27, 2008. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 27, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Other than the addition of the risk factor below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008:

The recent changes in general economic conditions, and the impact on consumer confidence and consumer spending, could adversely impact our results of operations.

The Company’s performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Recently, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period. Some of the factors influencing this deterioration include fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and this could adversely impact our results of operations.

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

February 9, 2009