Form 10-Q
period 2009-03-28
Harry & David Holdings, Inc.
filed 2009-05-08
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2009
Common stock $0.01 par value	1,033,295

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated (unaudited) Financial Statements	3

	Condensed Consolidated Balance Sheets – as of March 28, 2009, June 28, 2008 and March 29, 2008	3

	Condensed Consolidated Statements of Operations – Thirteen Weeks ended March 28, 2009 and March 29, 2008, and Thirty-nine Weeks ended March 28, 2009 and March 29, 2008	4

	Condensed Consolidated Statements of Cash Flows – Thirty-nine Weeks ended March 28, 2009 and March 29, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

Part II. Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share and Per Share Data)

	March 28, 2009	June 28, 2008	March 29, 2008
	Unaudited		Unaudited
Assets
Current assets
Cash and cash equivalents	$33,581	$40,792	$80,132
Short-term investments	—	15,033	10,000
Trade accounts receivable, net	4,184	2,084	3,201
Other receivables	3,459	2,843	4,816
Inventories, net	41,366	54,463	48,293
Deferred catalog expenses	4,265	6,258	5,328
Deferred income taxes	1,010	3,230	2,771
Other current assets	8,866	7,491	10,234

Total current assets	96,731	132,194	164,775
Fixed assets, net	150,528	162,214	162,950
Goodwill	11,000	3,690	3,454
Intangibles, net	33,418	45,677	46,267
Deferred financing costs, net	6,568	9,266	9,914
Other assets	3,403	3,596	4,005
Deferred income taxes	324	—	—

Total assets	$301,972	$356,637	$391,365

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$10,299	$18,981	$13,272
Accrued payroll and benefits	14,437	14,052	14,611
Deferred revenue	22,497	17,072	24,651
Income taxes payable	19,360	23,610	40,444
Accrued interest	1,470	5,523	1,856
Other accrued liabilities	3,879	4,527	3,241
Current portion of capital lease obligations	642	647	318

Total current liabilities	72,584	84,412	98,393
Long-term debt and capital lease obligations	198,671	235,599	235,351
Accrued pension liabilities	24,088	17,494	15,416
Deferred income taxes	—	4,074	1,528
Other long-term liabilities	10,162	10,906	10,751

Total liabilities	305,505	352,485	361,439

Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,033,295, 1,033,295 and 1,032,614 shares at March 28, 2009, June 28, 2008 and March 29, 2008, respectively	10	10	10
Additional paid-in capital	6,547	6,191	5,996
Accumulated other comprehensive income (loss), net of taxes	(7,992)	(3,558)	(2,004)
Retained earnings (accumulated deficit)	(2,098)	1,509	25,924

Total stockholders’ equity (deficit)	(3,533)	4,152	29,926

Total liabilities and stockholders’ equity (deficit)	$301,972	$356,637	$391,365

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands, Except Share and per Share Data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales	$74,912	$68,315	$435,245	$487,747
Cost of goods sold	52,194	48,546	249,702	252,149

Gross profit	22,718	19,769	185,543	235,598

Operating expenses:
Selling, general and administrative	48,548	46,969	190,917	171,676
Selling, general and administrative – related party	250	250	750	750

	48,798	47,219	191,667	172,426

Operating income (loss)	(26,080)	(27,450)	(6,124)	63,172

Other (income) expense:
Interest income	(22)	(1,292)	(246)	(2,157)
Interest expense	4,870	6,059	16,694	19,363
Gain on debt repayment	—	—	(15,416)	(303)
Other (income) expense, net	(27)	7	(50)	55

	4,821	4,774	982	16,958

Income (loss) from continuing operations before income taxes	(30,901)	(32,224)	(7,106)	46,214
Provision (benefit) for income taxes	(12,702)	(11,227)	(3,165)	17,333

Net income (loss) from continuing operations	(18,199)	(20,997)	(3,941)	28,881

Discontinued operations:
Gain on sale of Jackson & Perkins	22	42	64	242
Operating income (loss) from discontinued operations	146	274	485	(28)
Provision for income taxes on discontinued operations	69	110	215	72

Net income from discontinued operations	99	206	334	142

Net income (loss)	$(18,100)	$(20,791)	$(3,607)	$29,023

Basic net income (loss) per share (Note 10):
Continuing operations	(17.61)	(20.33)	(3.81)	27.97
Discontinued operations	0.10	0.20	0.32	0.14

Total basic net income (loss) per share	$(17.52)	$(20.14)	$(3.49)	$28.11

Diluted net income (loss) per share (Note 10):
Continuing operations	(17.61)	(20.33)	(3.81)	27.69
Discontinued operations	0.10	0.20	0.32	0.14

Total diluted net income (loss) per share	$(17.52)	$(20.14)	$(3.49)	$27.82

Weighted-average shares used in per share calculations:
Basic	1,033,295	1,032,576	1,033,295	1,032,455

Diluted	1,033,295	1,032,576	1,033,295	1,043,111

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	March 28, 2009	March 29, 2008
Operating activities
Net income (loss)	$(3,607)	$29,023
Less: Net income (loss) from discontinued operations	334	142

Net income (loss) from continuing operations	(3,941)	28,881
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization of fixed assets	14,388	13,464
Amortization of intangible assets	1,397	1,532
Amortization of deferred financing costs	1,842	1,956
Stock option compensation expense	356	414
Loss on disposal and impairment of fixed assets and other long-lived assets	15,070	1,700
Gains on short-term investments	(64)	(162)
Deferred income taxes	471	(27,362)
Amortization of deferred pension loss, net of taxes	1,418	—
Gain on debt repayment	(15,416)	(303)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(2,997)	(1,978)
Inventories	13,741	15,791
Deferred catalog expenses and other assets	969	(785)
Accounts payable	(8,838)	(10,586)
Accrued liabilities	(5,482)	(9,104)
Income taxes	(4,250)	41,218
Accrued pension liabilities	(2,122)	(5,368)
Deferred revenue	5,425	8,659

Net cash provided by operating activities from continuing operations	11,967	57,967
Net cash provided by operating activities from discontinued operations	881	3,086

Net cash provided by operating activities	12,848	61,053

Investing activities
Acquisition of fixed assets	(6,005)	(14,638)
Acquisition of business	(8,509)	(23,104)
Acquisition of available-for-sale securities	—	(10,000)
Proceeds from the sale of fixed assets	19	21
Proceeds from the sale of held-to-maturity securities	5,000	—
Proceeds from the sale of available-for-sale securities	10,097	24,978

Net cash provided by (used in) investing activities from continuing operations	602	(22,743)
Net cash provided by investing activities from discontinued operations	—	3,161

Net cash provided by (used in) investing activities	602	(19,582)

Financing activities
Borrowings of revolving debt	113,000	63,000
Repayments of revolving debt	(113,000)	(63,000)
Repayments of capital lease obligations	(295)	(1,366)
Repayments of long-term debt	(20,366)	(9,405)
Payments for deferred financing costs	—	(10)
Proceeds from exercise of stock options	—	34

Net cash used in financing activities from continuing operations	(20,661)	(10,747)

Increase (decrease) in cash and cash equivalents	(7,211)	30,724
Cash and cash equivalents, beginning of period	40,792	49,408

Cash and cash equivalents, end of period	$33,581	$80,132

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands)

(Unaudited)

NOTE 1—BUSINESS

Harry & David Holdings, Inc. (the “Company”) is a vertically integrated multichannel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David®, Wolferman’s® and Cushman’s™ brands. For information regarding the Company’s recent acquisitions, see “Note 4 – Acquisitions.” The Company markets and sells its products through catalogs distributed through the mail, the Internet, business-to-business and consumer telemarketing, Company-owned stores and wholesale distribution to other retailers.

During the fourth quarter of fiscal 2007, the Company divested its Jackson & Perkins business. The results of operations and cash flows of the Jackson & Perkins business are reported as discontinued operations. See “Note 5 – Discontinued Operations.”

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The condensed consolidated balance sheets as of March 28, 2009 and March 29, 2008, the condensed consolidated statements of operations for the thirteen-week and the thirty-nine week periods ended March 28, 2009 and March 29, 2008, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended March 28, 2009 and March 29, 2008, have been prepared from the Company’s unaudited condensed consolidated financial statements.

In management’s opinion, the condensed consolidated financial statements include all adjustments, which include typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week and thirty-nine week periods then ended. Significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at June 28, 2008 presented in this Form 10-Q has been derived from the Company’s audited balance sheet not included in this report.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for other interim periods in the fiscal year, or for the full fiscal year. In the second quarter of each fiscal year, the Company realizes its highest sales for the fiscal year as that quarter includes the most significant holidays that drive the largest portion of the gift-giving component of the Company’s sales. It is also the period where the Company recognizes significant cost of goods sold and advertising expenses in connection with the increased sales.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual audited financial statements. As allowed, certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Form 10-Q. For further information, refer to the consolidated financial statements and the notes thereto for the year ended June 28, 2008, not included in this report.

Certain reclassifications have been made to the prior year to conform to the current year presentation. The Company has reclassified activity related to its accrued pension liabilities and income taxes to individual captions on its condensed consolidated statement of cash flows. In the prior period the activity related to accrued pension liabilities and income taxes were included within “Accrued Liabilities” in the statement of cash flows. Additionally, the Company has reclassified amounts related to its outstanding gift cards to “Deferred Revenue” from “Accrued Liabilities” and amounts related to securities to “Short-term investments” from “Cash and cash equivalents” in the condensed consolidated balance sheets with corresponding reclassifications on its condensed consolidated statements of cash flows.

In addition to prior period reclassifications, as described in “Note 4 – Acquisitions” the Company recorded reclassification from “Intangibles, net” to “Goodwill” related to a purchase price allocation associated with its Wolferman’s acquisition. The Company has also reclassified revenue from commercial fruit sales from the “Other” segment to the “Wholesale” segment. Certain costs related to commercial fruit sales have not been reclassified as the impact is immaterial and it is impractical to do so. In the current fiscal year, the Company also reclassified certain activities related to Cushman’s from the “Direct Marketing” segment to the “Wholesale” segment.

The Company’s total comprehensive loss for the thirteen and thirty-nine weeks ended March 28, 2009 of $22,592 and $8,041, respectively, included an adjustment to comprehensive income (loss) related to its deferred pension losses (net of income taxes) of $4,492 and $4,434, respectively. The Company’s total comprehensive income (loss) for the thirteen and thirty-nine weeks ended March 29, 2008 was a loss of $23,914 and income of $25,900, respectively. These amounts included $3,123 of deferred losses (net of income taxes) related to the Company’s pension liabilities. For a further discussion on the Company’s defined benefit plan activity see “Note 11- Benefit Programs.”

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS AND ADOPTIONS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 107-1 (“FSP FAS
107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. This FSP does not change the requirements in paragraphs 24–27 of Statement 157, which provide guidance on the use of Level 1 inputs. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact, if any, of its adoption of this staff position.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact, if any, of its adoption of this staff position.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141 (Revised) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after fiscal 2010. After the effective date, the Company will apply the requirements of SFAS No. 141R-1 to any future business combinations.

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets, which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation in fiscal 2010. The Company is currently evaluating the impact of adopting FSP 132(R)-1 on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the was effective on December 15, 2008. The Company will apply the requirements of SFAS No. 141R to any future business combinations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and to allow additional time to resolve certain issues, the FASB delayed the effective date for one year for certain types of nonfinancial assets and nonfinancial liabilities, via the issuance of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Company’s adoption of this statement, effective June 29, 2008, except for nonfinancial assets and nonfinancial liabilities, did not have a material impact on its consolidated financial statements. The Company currently holds cash and cash equivalents that are subject to its current SFAS No. 157 adoption and are measured using Level 1 inputs. The Company is continuing its evaluation of the impact of adopting the provisions of SFAS No. 157 as it relates to nonfinancial assets and liabilities.

SFAS No. 157 defines fair value and establishes a three-level hierarchy for measuring fair value of certain financial instruments based on the source of information used to determine fair value. SFAS No. 157 also expands disclosures about fair value measurements. The hierarchy of fair value measurements is described below.

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOTE 4—ACQUISITIONS

Cushman’s

On August 8, 2008, the Company completed the acquisition of certain assets of Cushman Fruit Company, Inc. (the “Cushman’s Acquisition”), a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of $8,509, including $450 of acquisition related costs.

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

Current assets	$853
Fixed assets	241
Intangible assets	2,600
Goodwill	5,393

Total assets acquired	9,087
Current liabilities	(578)

Net assets acquired	$8,509

The acquired intangible assets are comprised of Cushman’s™ and related trademarks totaling $1,489 and customer lists of $1,111. The trademarks have indefinite lives, while the customer lists will be amortized on a weighted basis over a four year period. Of the $5,393 goodwill previously allocated entirely to the Direct Marketing segment, $2,188 is now allocated to the Direct Marketing segment and $3,205 is allocated to the Wholesale segment due to changes in the Company’s reporting structure as further discussed in Note 13. All intangibles are expected to be fully deductible for tax purposes. While goodwill represents the excess purchase price over the fair value of net assets acquired, the Company anticipates the acquisition will leverage its existing infrastructure and generate operating and marketing synergies and productivity improvements for its consolidated businesses.

In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability of $167 for severance costs related to management’s plan for a reduction in force associated with the closure of the existing Cushman’s locations. Management’s plan for reduction in force and closure was developed concurrently with the acquisition and requires the transition of certain functions to the Company’s existing personnel and locations. The Company expects all exit activities to be complete within twelve months of the acquisition. As of March 28, 2009, $162 severance and closure costs remain unpaid and are included in “Accrued payroll and benefits” in the condensed consolidated balance sheets.

The following unaudited pro forma consolidated results of operations for the thirteen weeks ended March 29, 2008, and the thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively, have been prepared as if the Cushman’s Acquisition had occurred at the beginning of those respective periods (in thousands, except per share data):

	Thirteen weeks ended March 29, 2008	Thirty-nine weeks ended March 28, 2009	Thirty-nine weeks ended March 29, 2008
Net sales	$74,268	$435,274	$506,916
Gross profit	21,694	185,520	242,722
Operating income (loss)	(27,712)	(6,329)	64,628
Income (loss) from continuing operations before income taxes	(32,519)	(7,325)	47,497
Net income (loss)	(20,978)	(3,738)	29,839
Basic net income (loss) per share	$(20.32)	$(3.62)	$28.90
Diluted net income (loss) per share	$(20.32)	$(3.62)	$28.61

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

In connection with the sale, the Company entered into an agreement with the buyers to provide transitional services through June 2008 (“the Transitional Services Agreement”). As of March 28, 2009, the Company continues to provide certain transitional services to the buyers of Jackson & Perkins. The revenue and expenses associated with the continuation of these services are not expected to be material to the Company’s operating results or financial condition. The revenues and expenses associated with the Transitional Services Agreement, as well as residual activity of the divested business, are accounted for and reported as discontinued operations.

The financial results included in discontinued operations in the condensed consolidated statement of operations were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales	$100	$1,241	$228	$4,549
Gain on sale of Jackson & Perkins	22	42	64	242
Provision for income taxes on discontinued operations	69	110	215	72
Net income from discontinued operations	99	206	334	142

NOTE 6—BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	March 28, 2009	June 28, 2008	March 29, 2008
Finished goods	$22,719	$19,492	$22,260
Materials, packaging supplies, and work-in-process	14,982	28,222	21,994
Growing crops	3,665	6,749	4,039

Total	$41,366	$54,463	$48,293

The Company has recorded excess and obsolete inventory reserves against the various categories of inventories noted above. Due to a significant decline in sales and order demand during the thirteen weeks ended December 27, 2008, and the Company’s evaluation of future sales for the remainder of fiscal 2009, the Company recorded inventory write-downs of $6,228 at December 27, 2008, which were materially larger than the Company’s historical experience. During the thirteen-week period ending March 28, 2009, the Company recognized a benefit in the amount of $1,529 as a result of inventory sold or consumed during the quarter that had been reserved for previously.

Fixed assets

Fixed assets consist of the following:

	March 28, 2009	June 28, 2008	March 29, 2008
Land	$19,607	$19,607	$19,607
Land improvements and orchard development costs	30,674	30,485	30,490
Buildings and improvements	58,073	55,699	55,686
Machinery and equipment	66,774	64,470	63,147
Leasehold improvements	10,511	12,940	12,730
Purchased and internally developed software	36,216	34,732	31,554
Capital projects-in-process	4,324	5,987	6,561

	226,179	223,920	219,775
Accumulated depreciation and amortization	(75,651)	(61,706)	(56,825)

Total	$150,528	$162,214	$162,950

As of March 28, 2009, purchased and internally developed software includes software licenses acquired for $1,863 financed through outstanding capital lease agreements. See “Note 8 – Borrowing Arrangements.” Accumulated amortization of purchased and internally developed software costs was $17,604, $13,607 and $12,360 as of March 28, 2009, June 28, 2008 and March 29, 2008, respectively. Amortization of software costs, which include software assets financed through capital leases, were $1,333 and $1,048 for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively, and $3,997 and $2,899 for the thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively.

Due to the decline in sales and order demand during the thirteen weeks ended December 27, 2008, and its evaluation of future sales for the remainder of fiscal 2009, the Company completed an evaluation of its Stores segment and related fixed assets and certain other long-lived assets. As a result of that evaluation the Company recorded a non-cash impairment charge for 30 stores at December 27, 2008 of $3,600, of which $3,471 was related to fixed assets and $129 to fair value lease intangibles. The impairment charge was recorded within selling, general and administrative expenses within the fiscal 2009 condensed consolidated statement of operations. The impairment amount was calculated by comparing the applicable stores net assets to fair value, which was based on a discounted cash flow model. During the thirty-nine weeks ended March 29, 2008, the Company determined that 14 underperforming stores were impaired and recorded a non-cash charge for the impairment of certain fixed assets and other long-lived assets in the amount of $1,190, of which $192 was recorded in the Company’s second fiscal quarter and $998 in the third fiscal quarter, reported in selling, general and administrative expenses in the fiscal 2008 condensed consolidated statement of operations.

Intangibles

Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company’s goodwill is related to the Wolferman’s and Cushman’s reporting units included in the Company’s Direct Marketing segment. In accordance with SFAS No. 142, the Company tests goodwill and other intangible assets for impairment annually and on an interim date should factors or indicators become apparent that would require an interim impairment test. Historically, the annual impairment testing has occurred during the fourth quarter of each fiscal year for the reporting units.

Beginning in the second quarter of fiscal 2009, the retail industry declined at a rate that exceeded the Company’s forecasted expectations and negatively impacted the Company’s operating results for the second quarter and the future outlook on the industry. Management believed the decline in the overall industry, the resulting decline in the Company’s operating results from plan, and downward revisions to financial forecasts to be factors that require the Company to perform an interim impairment test in accordance with SFAS No. 142. As a result, in connection with the preparation of its second quarter financial statements, the Company performed an interim impairment test on its goodwill, indefinite lived and other intangible balances.

The estimated fair value of each of the reporting units included the impact of trends in the business and industry noted in fiscal 2009, primarily the decline in sales caused by the adverse economic climate. Using a discounted cash flow model, the Harry and David trade name, Wolferman’s customer list and the goodwill and related intangibles associated with the Cushman’s Acquisition were tested and no impairment was indicated as of December 27, 2008. Based on the testing the Company concluded that the fair values of the Wolferman’s goodwill, recipe and trade name were less than their related book values. As a result, the Company recorded an impairment charge of $11,416 ($1,897 related to goodwill and $9,519 related to the recipe and trade name) in the second quarter within selling, general and administrative expenses within the fiscal 2009 condensed consolidated statement of operations. No impairment charges were recorded in prior fiscal year comparable periods.

Amortization expense was $465 and $671 for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively, and $1,397 and $1,532 for the thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively, and is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Goodwill and intangible assets as of March 28, 2009 include those assets acquired in the Company’s fiscal 2008 acquisition of the Wolferman’s business and its recent Cushman’s Acquisition. See “Note 4 – Acquisitions” for further information. The following is a summary of intangible assets:

	March 28, 2009			June 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names, trademarks and recipe	$32,441	$—	$32,441	$40,471	$—	$40,471
Goodwill	11,000	—	11,000	3,690	—	3,690
Direct marketing customer lists	9,249	(8,437)	812	11,952	(7,158)	4,794
Favorable lease agreements	1,676	(1,511)	165	1,805	(1,393)	412

	$54,366	$(9,948)	$44,418	$57,918	$(8,551)	$49,367

The following table represents activity for goodwill and other intangibles for the thirty-nine weeks ended March 28, 2009.

	Goodwill	Indefinite-Lived Intangibles	Definite-Lived Intangibles
Net balance as of June 28, 2008	$3,690	$40,471	$5,206
Additions	5,393	1,489	1,111
Reclassification	3,814		(3,814)
Impairment charges	(1,897)	(9,519)	(129)
Amortization expense	—	—	(1,397)

Net balance as of March 28, 2009	$11,000	$32,441	$977

The estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal Period:	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remaining 2009	35	29	64
2010	596	76	672
2011	142	39	181
2012	37	21	58
2013	2	—	2

Total	$812	$165	$977

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

NOTE 7—INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates from continuing operations for the third quarter of fiscal 2009 and fiscal 2008 were 41.1% and 34.8%, respectively.

Under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS 109, the Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. During the third quarter of fiscal 2009, unrecognized tax benefits decreased by $723 due to settlements with taxing authorities. The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at March 28, 2009 may decrease by $1,126 within 12 months of the reporting date as a result of the expiration of certain statute of limitations. The Company also anticipates that it is reasonably possible that new issues will be raised by tax authorities which may require increases to the balance of unrecognized tax benefits. However, an estimate of such increases cannot reasonably be made.

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

In connection with this facility and related amendments, the Company had remaining deferred financing costs of $2,483 and $3,416 as of March 28, 2009 and June 28, 2008, respectively.

As of March 28, 2009, the Company had $0 borrowings and $1,061 in outstanding letters of credit under the revolving credit facility. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at March 28, 2009 was $5,021. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations.

The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to comply with certain covenants, which primarily include a minimum cash balance and limits on capital expenditures. At March 28, 2009 the Company was in compliance with all Credit Agreement covenants.

Long-Term Debt

As of March 28, 2009 the Company’s wholly-owned subsidiary, Harry and David, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012 and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). These amounts are net of the repurchases by the Company on the open-market in fiscal 2008 and in the first and second quarters of fiscal 2009. For further details on the repurchases during the thirteen and thirty-nine weeks ended March 28, 2009, see “Long-Term Debt Repurchases” below.

The floating rate Senior Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was 6.26% and 7.68% at March 28, 2009 and June 28, 2008, respectively. The fixed rate Senior Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December.

The deferred financing fees incurred in connection with the note offering and related exchange have been recorded as deferred financing costs within long-term assets. These costs are amortized over the remaining life of the associated Senior Notes and as of March 28, 2009 and June 28, 2008, $4,085 and $5,850, respectively, remained on the balance sheet for all associated fees related to the Senior Notes. As noted below under “Long-Term Debt Repurchases,” the Senior Notes deferred financing costs are subject to write-off on a pro-rata basis due to early repurchase or repayment of the Senior Notes.

These Senior Notes represent the senior unsecured obligations of Harry and David, a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of the covenants at March 28, 2009.

Long-Term Debt Repurchases

During the thirteen weeks ended December 27, 2008, the Company purchased $26,438 aggregate principal amount of our fixed and floating rate Senior Notes in open-market purchases for $13,259. This debt prepayment resulted in a net gain of $12,573, comprised of a $13,179 discount on the repayment of outstanding principal, partially offset by the write-off of $606 of unamortized deferred financing costs.

During the thirteen weeks ended September 27, 2008, the Company purchased $10,200 aggregate principal amount of its fixed and floating rate Senior Notes in open-market purchases for $7,107. This debt prepayment resulted in a net gain of $2,843, comprised of a $3,093 discount on the repayment of outstanding principal, partially offset by the write-off of $250 of unamortized deferred financing costs.

On a combined basis for the thirty-nine weeks ended March 28, 2009, the Company purchased $36,638 aggregate principal amount of its fixed and floating rate Senior Notes in open-market purchases for $20,366. The debt prepayment resulted in a net gain of $15,416, comprised of a $16,272 discount on the repayment of outstanding principal, partially offset by the write-off of $856 of unamortized deferred financing costs.

During the thirty-nine weeks ended March 29, 2008, the Company purchased $9,405 aggregate principal amount of its fixed and floating rate Senior Notes in open-market purchases. The debt prepayment resulted in a net gain of $303, comprised of $595 discount on the repayment of $10,000 of outstanding principal of the Senior Notes, partially offset by the write-off of $284 of unamortized deferred financing costs and third-party expenses of $8 in connection therewith.

Amortization of Deferred Financing Costs

Total amortization expense on deferred financing costs was $594 and $645 for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively, and $1,842 and $1,956 for the thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively, and is included within interest expense in the accompanying condensed consolidated statements of operations.

Capital lease obligations

As of March 28, 2009 the Company had $951 of capital lease obligations representing amounts outstanding to acquire certain software licenses through two vendors. The current and non-current portions of the Company’s capital lease obligations are $642 and $309, respectively. The interest rates on these two agreements are 5.99% and 10.36%, with principal and interest payments due either quarterly or annually.

NOTE 9—STOCK OPTION PLAN

The Company accounts for stock-based compensation using the fair-value method under Statement of Financial Accounting Standards (SFAS) No. 123(R) Share Base Payment. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses certain assumptions for use in the model. The expected volatility assumption is based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted utilized is either the final vesting date or a period derived from the time between the date of final vesting and the expiration of the option, depending on the vesting provisions of the underlying grant. As the Company’s shares are not registered, nor publicly traded on a national securities exchange, the liquidity of the option award is limited. As such, the Company has assumed for purposes of estimating the expected term of the stock option that the vested awards would forfeit post-termination. The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. The Company did not grant stock options during the thirteen or thirty-nine weeks ended March 28, 2009.

A summary of option activity under the Plan for the thirty-nine weeks ended March 28, 2009 is presented below:

Options	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 28, 2008	62,530	$115.63	7.2 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(2,962)	150.69

Outstanding at March 28, 2009	59,568	$113.92	6.4 years

Of the 59,568 options outstanding at March 28, 2009, 48,807 were fully vested and exercisable. The weighted-average remaining contractual term of vested options was 6.3 years. The total grant date fair value of all options outstanding at March 28, 2009 was $1,521.

A summary of the status of the Company’s nonvested option shares as of March 28, 2009, and activity during the thirty-nine weeks ended March 28, 2009, is presented below:

Nonvested Option Shares	Option Shares	Weighted-Average Grant-Date Fair Value of Options
Outstanding at June 28, 2008	25,019	$23.15
Granted options	—	—
Vested	(13,346)	26.84
Forfeited	(912)	14.49

Outstanding at March 28, 2009	10,761	$19.31

For the thirteen and thirty-nine week periods ended March 28, 2009, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $118 and $356, respectively. The total tax benefit recognized for these periods was $46 and $140, respectively. As of March 28, 2009, there remained a total of $208 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is recognized over a remaining weighted-average period of 1.3 years. An assumption of a ten percent forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

NOTE 10—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period, including the dilutive effect of stock options as determined under the treasury stock method. For the thirty-nine weeks ended March 29, 2008, weighted-average common shares outstanding for the period include the dilutive effect of stock options of 10,656 in the weighted average shares denominator for the calculation of diluted earnings per share. For the thirteen and thirty-nine weeks ended March 28, 2009 and March 29, 2008, certain common shares relating to the stock options are excluded from the diluted earnings per share calculation as the related impact would have been anti-dilutive. The excluded options were 59,568 and 63,717 for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively and were 60,588 and 67,564 for the thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively. The basic and diluted net income (loss) per share is as follows (in thousands except share and per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net income (loss) from continuing operations	$(18,199)	$(20,997)	$(3,941)	$28,881
Net income from discontinued operations	99	206	334	142

Net income (loss)	$(18,100)	$(20,791)	$(3,607)	$29,023

Basic net income (loss) per share:
Continuing operations	(17.61)	(20.33)	(3.81)	27.97
Discontinued operations	0.10	0.20	0.32	0.14

Total basic net income (loss) per share	$(17.52)	$(20.14)	$(3.49)	$28.11

Diluted net income (loss) per share:
Continuing operations	(17.61)	(20.33)	(3.81)	27.69
Discontinued operations	0.10	0.20	0.32	0.14

Total diluted net income (loss) per share	$(17.52)	$(20.14)	$(3.49)	$27.82

Weighted-average shares used in per share calculations:
Basic	1,033,295	1,032,576	1,033,295	1,032,455

Diluted	1,033,295	1,032,576	1,033,295	1,043,111

Per share amounts are calculated separately for net income (loss) from continuing operations and discontinued operations and total net income (loss). As such, the per share amounts for continuing operations and discontinued operations may not sum to the total net income (loss) per share.

NOTE 11—BENEFIT PROGRAMS

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Service cost	$—	$—	$—	$—
Interest cost	693	753	2,200	2,259
Expected return on plan asset	(467)	(766)	(1,646)	(2,298)
Amortization of deferred losses	131	—	227	—
Amortization of prior service credit	(6)	—	(6)	—

Net periodic pension expense	351	(13)	775	(39)
Settlement losses	1,196	55	1,196	55

Net periodic pension expense with settlement expenses	$1,547	$42	$1,971	$16

The Company contributed $688 and $1,329 during the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively, and $2,677 and $5,405 during the thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively, to its defined benefit pension plans.

The Company’s qualified and unqualified benefit plans were frozen effective June 30, 2007. The Company has a continuing obligation to fund these plans and will continue to recognize net periodic pension cost under SFAS No. 87, Employers Accounting for Pensions (“SFAS No. 87”).

The Company recorded a non-cash settlement charge of $1,196 in the thirteen and thirty-nine weeks ended March 28, 2009 related to lump sum distributions from our benefit pension plans. Statement No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan’s projected benefit obligation. Immediately prior to the calculation of the settlement charge and the third quarter adoption and favorable impact of certain provisions under the Pension Protection Act, the Company re-measured the funded status of the associated pension liabilities, in light of the unfavorable performance of its pension plan assets, and recorded an adjustment to other comprehensive income (loss) of $8,716, or $5,295 net of taxes in the amount of $3,421, as allowed under guidance in Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”).

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

Total rental expense for all operating leases was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Minimum rent expense	$5,400	$5,501	$19,416	$19,174
Contingent rent expense	47	64	160	236

Rent expense	$5,447	$5,565	$19,576	$19,410

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,372 or 7.5% of the portion of the proceeds from the sale of notes which were distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% vests quarterly over the next twelve successive quarters through June 2009. In each case, vesting occurs so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of March 28, 2009, 95% of the award was vested, representing $5,756, which also reflects forfeitures. As of March 28, 2009, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program for the thirteen weeks then ended.

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During the both the thirteen weeks ended March 28, 2009 and March 29, 2008 the Company paid $250 and during both the thirty-nine weeks ended March 28, 2009 and March 29, 2008, the Company paid $750 in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

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

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David®, Wolferman’s® and Cushman’s™ brands by marketing through catalogs, the Internet, business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Stores segment generates net sales of Harry and David®, Wolferman’s® and Cushman’s™ merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of March 28, 2009, the Company operated 141 Harry and David stores and two Cushman’s seasonal stores. The Wholesale segment generates net sales by selling Harry and David® brand, Wolferman’s® brand, and Cushman’s™ brand wholesale products to national retailers as well as commercial sales of surplus, non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon. Business units not disclosed separately for segment reporting purposes are grouped in the “Other” segment and include business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions.

The Company reclassified revenue from commercial fruit sales from the “Other” segment to the “Wholesale” segment. Certain costs related to commercial fruit sales have not been reclassified as the impact is immaterial and it is impractical to do so. In the current fiscal year, the Company also reclassified certain activities related to Cushman’s from the “Direct Marketing” segment to the “Wholesale” segment.

Net intersegment sales were $13,137 and $18,750 for the thirteen weeks ended March 28, 2009 and March 29, 2008 respectively and $52,083 and $149,002 for the thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities.

Dollars in thousands	Direct Marketing	Stores	Wholesale	Other	Total Continuing Operations
Thirteen weeks ended March 28, 2009
Net external sales	$47,770	$20,884	$6,258	$—	$74,912
Depreciation and amortization expense (1)	460	685	—	4,033	5,178
Operating income (loss) from continuing operations	(17,625)	(7,834)	(635)	14	(26,080)
Net interest expense (income) from continuing operations	—	—	—	4,848	4,848
Income (loss) from continuing operations, before income taxes	(17,623)	(7,834)	(635)	(4,809)	(30,901)
Capital expenditures (2)	—	31	—	1,557	1,588
Total assets	50,061	28,810	11,976	211,125	301,972

Thirteen weeks ended March 29, 2008
Net external sales	$43,544	$21,917	$2,854	$—	$68,315
Depreciation and amortization expense (1)	607	1,076	—	3,708	5,391
Operating income (loss) from continuing operations	(16,491)	(9,587)	(1,332)	(40)	(27,450)
Net interest expense from continuing operations	30	1	—	4,736	4,767
Income (loss) from continuing operations, before income taxes	(16,525)	(9,590)	(1,333)	(4,776)	(32,224)
Capital expenditures (2)	9	953	—	1,931	2,893
Total assets	63,588	36,048	2,818	288,911	391,365

Dollars in thousands	Direct Marketing	Stores	Wholesale	Other	Total Continuing Operations
Thirty-nine weeks ended March 28, 2009
Net external sales	$295,090	$105,048	$35,107	$—	$435,245
Depreciation and amortization expense (1)	1,370	2,504	—	11,911	15,785
Operating income (loss) from continuing operations	(528)	(7,953)	2,305	52	(6,124)
Net interest expense (income) from continuing operations	—	(7)	—	16,455	16,448
Income (loss) from continuing operations, before income taxes	12,634	(6,228)	2,843	(16,355)	(7,106)
Capital expenditures (2)	239	563	—	5,203	6,005
Total assets	50,061	28,810	11,976	211,125	301,972

Thirty-nine weeks ended March 29, 2008
Net external sales	$338,470	$117,484	$31,793	$—	$487,747
Depreciation and amortization expense (1)	1,315	2,983	—	10,698	14,996
Operating income (loss) from continuing operations	60,921	121	2,168	(38)	63,172
Net interest expense from continuing operations	30	3	—	17,173	17,206
Income (loss) from continuing operations, before income taxes	61,030	147	2,170	(17,133)	46,214
Capital expenditures (2)	9	5,278	—	9,351	14,638
Total assets	63,588	36,048	2,818	288,911	391,365

(1)	Depreciation and amortization expense from discontinued operations was $0 for fiscal 2009 and 2008.

(2)	Capital expenditures from discontinued operations were $0 for fiscal 2009 and 2008.

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s wholly-owned subsidiary, Harry and David, has outstanding $58,170 of Senior Floating Rate Notes due 2012 and $140,192 of Senior Fixed Rate Notes due 2013 (collectively, the “Senior Notes”). The following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of March 28, 2009, and June 28, 2008, and for the thirteen and thirty-nine weeks ended March 28, 2009 and March 29, 2008, respectively. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by Harry and David and between the guarantors.

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of March 28, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets
Cash and cash equivalents	$51	$13,850	$19,680	$—	$33,581
Trade accounts receivable, net	—	4,031	153	—	4,184
Other receivables	—	1,089	2,370	—	3,459
Inventories, net	—	21,871	19,495	—	41,366
Deferred catalog expenses	—	4,265	—	—	4,265
Deferred income taxes	1,010	—	—	—	1,010
Other current assets	127	3,710	5,029	—	8,866

Total current assets	1,188	48,816	46,727	—	96,731
Fixed assets, net	—	10,125	140,403	—	150,528
Goodwill	—	11,000	—	—	11,000
Intangibles, net	—	33,418	—	—	33,418
Investment in subsidiaries	181,138	(79,572)	—	(101,566)	—
Deferred financing costs, net	—	6,568	—	—	6,568
Deferred income taxes	324	—	—	—	324
Other assets	2,271	358	774	—	3,403

Total assets	$184,921	$30,713	$187,904	$(101,566)	$301,972

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$4,734	$5,565	$—	$10,299
Accrued payroll and benefits	—	7,026	7,411	—	14,437
Deferred revenue	—	22,497	—	—	22,497
Income taxes payable	19,434	(78)	4	—	19,360
Accrued interest	—	1,470	—	—	1,470
Other accrued liabilities	109	2,284	1,486	—	3,879
Current portion of capital lease obligations	—	642	—	—	642

Total current liabilities	19,543	38,575	14,466	—	72,584
Long-term debt and capital lease obligations	—	198,671	—	—	198,671
Accrued pension liabilities	—	—	24,088	—	24,088
Other long-term liabilities	4,054	4,351	1,757	—	10,162
Intercompany debt	164,857	(392,022)	227,165	—	—

Total liabilities	188,454	(150,425)	267,476	—	305,505

Commitments and contingencies
Stockholders’ equity (deficit)
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,547	232,518	53,785	(286,303)	6,547
Accumulated other comprehensive income (loss), net of taxes	(7,992)	—	(10,857)	10,857	(7,992)
Retained earnings (accumulated deficit)	(2,098)	(51,381)	(122,500)	173,881	(2,098)

Total stockholders’ equity (deficit)	(3,533)	181,138	(79,572)	(101,566)	(3,533)

Total liabilities and stockholders’ equity (deficit)	$184,921	$30,713	$187,904	$(101,566)	$301,972

Condensed Consolidating Balance Sheet

As of June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,570	$9,723	$29,499	$—	$40,792
Short-term investments	—	—	15,033	—	15,033
Trade accounts receivable, net	—	1,928	156	—	2,084
Other receivables	—	1,094	1,749	—	2,843
Inventories, net	—	18,320	36,143	—	54,463
Deferred catalog expenses	—	6,258	—	—	6,258
Deferred income taxes	3,230	—	—	—	3,230
Other current assets	—	2,273	5,218	—	7,491

Total current assets	4,800	39,596	87,798	—	132,194
Fixed assets, net	—	15,320	146,894	—	162,214
Goodwill	—	3,690	—	—	3,690
Intangibles, net	—	45,677	—	—	45,677
Investment in subsidiaries	195,041	(59,765)	—	(135,276)	—
Deferred financing costs, net	—	9,266	—	—	9,266
Other assets	2,464	358	774	—	3,596

Total assets	$202,305	$54,142	$235,466	$(135,276)	$356,637

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$—	$9,631	$9,350	$—	$18,981
Accrued payroll and benefits	—	7,396	6,656	—	14,052
Deferred revenue	—	17,072	—	—	17,072
Income taxes payable	23,622	(12)	—	—	23,610
Accrued interest	—	5,523	—	—	5,523
Other accrued liabilities	(34)	2,172	2,389	—	4,527
Current portion of capital lease obligations	—	647	—	—	647

Total current liabilities	23,588	42,429	18,395	—	84,412
Long-term debt and capital lease obligations	—	235,599	—	—	235,599
Accrued pension liabilities	—	—	17,494	—	17,494
Deferred income taxes	4,074	—	—	—	4,074
Other long-term liabilities	4,925	4,798	1,183	—	10,906
Intercompany debt	165,566	(423,725)	258,159	—	—

Total liabilities	198,153	(140,899)	295,231	—	352,485

Stockholders’ equity (deficit)
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,191	232,518	53,785	(286,303)	6,191
Accumulated other comprehensive loss, net of taxes	(3,558)	—	(3,558)	3,558	(3,558)
Retained earnings (accumulated deficit)	1,509	(37,478)	(109,992)	147,470	1,509

Total stockholders’ equity (deficit)	4,152	195,041	(59,765)	(135,276)	4,152

Total liabilities and stockholders’ equity (deficit)	$202,305	$54,142	$235,466	$(135,276)	$356,637

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 28, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$76,577	$11,472	$(13,137)	$74,912
Cost of goods sold	—	53,903	11,428	(13,137)	52,194

Gross profit	—	22,674	44	—	22,718
Selling, general and administrative	—	48,802	(4)	—	48,798

Operating income (loss)	—	(26,128)	48	—	(26,080)

Other (income) expense:
Interest income	—	—	(22)	—	(22)
Interest expense	—	4,846	24	—	4,870
Other (income) expense, net	(26)	(1)	—	—	(27)
Equity in earnings of consolidated subsidiaries	30,759	(210)	—	(30,549)	—

Total other (income) expense	30,733	4,635	2	(30,549)	4,821

Income (loss) from continuing operations before income taxes	(30,733)	(30,763)	46	30,549	(30,901)
Benefit for income taxes	(12,702)	—	—	—	(12,702)

Net income (loss) from continuing operations	(18,031)	(30,763)	46	30,549	(18,199)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	22	—	22
Operating income from discontinued operations	—	4	142	—	146
Provision for income taxes on discontinued operations	69	—	—	—	69

Net income (loss) from discontinued operations	(69)	4	164	—	99

Net income (loss)	$(18,100)	$(30,759)	$210	$30,549	$(18,100)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 29, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$68,128	$18,937	$(18,750)	$68,315
Cost of goods sold	—	48,341	18,955	(18,750)	48,546

Gross profit	—	19,787	(18)	—	19,769
Selling, general and administrative	—	47,326	(107)	—	47,219

Operating income (loss)	—	(27,539)	89	—	(27,450)

Other (income) expense:
Interest income	—		(1,292)	—	(1,292)
Interest expense	—	6,036	23	—	6,059
Other (income) expense, net	(98)	105	—	—	7
Gain on debt repayment	—		—	—
Equity in earnings of consolidated subsidiaries	32,006	(1,619)	—	(30,387)	—

Total other (income) expense	31,908	4,522	(1,269)	(30,387)	4,774

Income (loss) from continuing operations before income taxes	(31,908)	(32,061)	1,358	30,387	(32,224)
Benefit for income taxes	(11,227)	—	—	—	(11,227)

Net income (loss) from continuing operations	(20,681)	(32,061)	1,358	30,387	(20,997)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	42	—	42
Operating income (loss) excluding gain on sale		55	219	—	274
Provision for income taxes on discontinued operations	110	—	—	—	110

Net income (loss) from discontinued operations	(110)	55	261	—	206

Net income (loss)	$(20,791)	$(32,006)	$1,619	$30,387	$(20,791)

Condensed Consolidating Statement of Operations

For the Thirty-nine Weeks Ended March 28, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$436,275	$51,053	$(52,083)	$435,245
Cost of goods sold	—	250,768	51,017	(52,083)	249,702

Gross profit	—	185,507	36	—	185,543
Selling, general and administrative	—	191,679	(12)	—	191,667

Operating income (loss)	—	(6,172)	48	—	(6,124)

Other (income) expense:
Interest income	—	—	(246)	—	(246)
Interest expense	—	16,584	110	—	16,694
Other (income) expense, net	(48)	(2)	—	—	(50)
Gain on debt repayment	—	(15,416)	—	—	(15,416)
Equity in earnings of consolidated subsidiaries	6,605	(619)	—	(5,986)	—

Total other (income) expense	6,557	547	(136)	(5,986)	982

Income (loss) from continuing operations before income taxes	(6,557)	(6,719)	184	5,986	(7,106)
Benefit for income taxes	(3,165)	—	—	—	(3,165)

Net income (loss) from continuing operations	(3,392)	(6,719)	184	5,986	(3,941)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	64	—	64
Operating income from discontinued operations	—	114	371	—	485
Provision for income taxes on discontinued operations	215	—	—	—	215

Net income (loss) from discontinued operations	(215)	114	435	—	334

Net income (loss)	$(3,607)	$(6,605)	$619	$5,986	$(3,607)

Condensed Consolidating Statement of Operations

For the Thirty-nine Weeks Ended March 29, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$486,142	$150,607	$(149,002)	$487,747
Cost of goods sold	—	250,524	150,627	(149,002)	252,149

Gross profit	—	235,618	(20)	—	235,598
Selling, general and administrative	—	171,601	825	—	172,426

Operating income (loss)	—	64,017	(845)	—	63,172

Other (income) expense:
Interest income	—	—	(2,157)	—	(2,157)
Interest expense	—	19,334	29	—	19,363
Other (income) expense, net	(78)	133	—	—	55
Gain on debt repayment	—	(303)	—	—	(303)
Equity in earnings of consolidated subsidiaries	(46,350)	(1,328)	—	47,678	—

Total other (income) expense	(46,428)	17,836	(2,128)	47,678	16,958

Income from continuing operations before income taxes	46,428	46,181	1,283	(47,678)	46,214
Provision for income taxes	17,333	—	—	—	17,333

Net income from continuing operations	29,095	46,181	1,283	(47,678)	28,881

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	242	—	242
Operating income (loss) excluding gain on sale	—	169	(197)	—	(28)
Provision for income taxes on discontinued operations	72	—	—	—	72

Net income (loss) from discontinued operations	(72)	169	45	—	142

Net income	$29,023	$46,350	$1,328	$(47,678)	$29,023

Condensed Consolidating Statement of Cash Flows

For the Thirty-nine Weeks Ended March 28, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(810)	$(10,911)	$24,569	$—	$12,848

Investing activities
Acquisition of fixed assets	—	(579)	(5,426)	—	(6,005)
Acquisition of business	—	(8,509)	—	—	(8,509)
Proceeds from the sale of fixed assets	—	—	19	—	19
Proceeds from the sale of held-to-maturity securities	—	—	5,000	—	5,000
Proceeds from the sale of available-for-sale securities	—	—	10,097	—	10,097

Net cash provided by (used in) investing activities	—	(9,088)	9,690	—	602

Financing activities
Borrowings of revolving debt	—	113,000	—	—	113,000
Repayments of revolving debt	—	(113,000)	—	—	(113,000)
Repayments of capital lease obligations	—	(295)	—	—	(295)
Repayments of long-term debt	—	(20,366)	—	—	(20,366)
Net (payments) receipts on intercompany debt	(709)	44,787	(44,078)	—	—

Net cash provided by (used in) financing activities	(709)	24,126	(44,078)	—	(20,661)

Increase (decrease) in cash and cash equivalents	(1,519)	4,127	(9,819)	—	(7,211)
Cash and cash equivalents, beginning of period	1,570	9,723	29,499	—	40,792

Cash and cash equivalents, end of period	$51	$13,850	$19,680	$—	$33,581

Condensed Consolidating Statement of Cash Flows

For the Thirty-nine Weeks Ended March 29, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(826)	$44,217	$17,662	$—	$61,053

Investing activities
Acquisition of fixed assets	—	(8,947)	(5,691)	—	(14,638)
Acquisition of business	—	(23,104)	—	—	(23,104)
Acquisition of available-for-sale securities	—	—	(10,000)	—	(10,000)
Proceeds from the sale of fixed assets	—	—	21	—	21
Proceeds from the sale of business	—	—	3,161	—	3,161
Proceeds from the sale of short-term investments	—	—	24,978	—	24,978

Net cash provided by (used in) investing activities	$—	$(32,051)	$12,469	$—	$(19,582)

Financing activities
Borrowings of revolving debt	—	63,000	—	—	63,000
Repayments of revolving debt	—	(63,000)	—	—	(63,000)
Repayments of capital lease obligations	—	(1,366)	—	—	(1,366)
Repayments of long-term debt	—	(9,405)	—	—	(9,405)
Payments for deferred financing fees	—	(10)	—	—	(10)
Proceeds from exercise of stock options	34	—	—	—	34
Net (payments) receipts on intercompany debt	826	(2,118)	1,292	—	—

Net cash provided by (used in) financing activities	$860	$(12,899)	$1,292	$—	$(10,747)

Increase (decrease) in cash and cash equivalents	34	(733)	31,423	—	30,724
Cash and cash equivalents, beginning of period	1,480	9,953	37,975	—	49,408

Cash and cash equivalents, end of period	$1,514	$9,220	$69,398	$—	$80,132

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-Q to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us or our future financial performance and are subject to uncertainties and known or unknown risks and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The risks, uncertainties and assumptions referred to above could cause our results to differ materially from the results expressed or implied by such forward-looking statements.

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

Recent Acquisitions

On August 8, 2008, we completed the acquisition of certain of the assets of Cushman Fruit Company, Inc. (the “Cushman’s Acquisition”), a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of approximately $8,509, and $450 of acquisition related costs. We paid for the Cushman’s Acquisition with available cash balances. Our revolving credit agreement was amended to permit the acquisition and to address other administrative matters. Unless otherwise defined or noted, references in this Form 10-Q to “Cushman’s” refers to the brand or business, as owned and operated by us, subsequent to the acquisition on August 8, 2008. The operating results of Cushman’s are included in our results of operations only for the periods subsequent to the acquisition date. The operating results of Cushman’s are included in our Direct Marketing segment and Wholesale segments according to the nature of the operating activity.

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

Debt repurchases

During the thirteen weeks ended December 27, 2008, we purchased $26,438 of our fixed and floating rate Senior Notes in open market purchases for $13,259. This debt prepayment resulted in a net gain of $12,573, comprised of a $13,179 discount on the repayment of outstanding principal, partially offset by the write-off of $606 of unamortized deferred financing costs.

During the thirteen weeks ended September 27, 2008, we purchased $10,200 of our fixed rate Senior Notes in open market purchases for $7,107. This debt prepayment resulted in a net gain of $2,843, comprised of a $3,093 discount on the repayment of outstanding principal, partially offset by the write-off of $250 of unamortized deferred financing costs.

On a combined basis for the thirty-nine weeks ended March 28, 2009, the Company purchased $36,638 principal aggregate amount of its fixed and floating rate Senior Notes in open-market purchases for $20,366. The debt prepayment resulted in a net gain of $15,416, comprised of a $16,272 discount on the repayment of outstanding principal, partially offset by the write-off of $856 of unamortized deferred financing costs.

During the thirty-nine weeks ended March 29, 2008, the Company purchased $9,405 of its fixed and floating rate Senior Notes in open market purchases. The debt prepayment resulted in a net gain of $303, comprised of $595 discount on the repayment of $10,000 of outstanding principal of the Senior Notes, partially offset by the write-off of $284 of unamortized deferred financing costs and third party expenses of $8 in connection therewith.

Sale of the Jackson & Perkins business

We divested our Jackson & Perkins business in the fourth quarter of fiscal 2007. In connection with the sale of the business, we entered into an agreement with the buyer to provide transitional services through June 2008. As of March 28, 2009, we continue to provide certain minimal transitional services to the buyers of Jackson & Perkins. The revenue and expenses associated with the continuation of these services is not expected to be material to our operating results or financial condition.

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

MATTERS AFFECTING COMPARABILITY

A portion of our Direct Marketing sales are derived from Fruit-of-the-Month Club® product shipments (“club shipments.”) As such, results in this segment may vary between periods due to variations in fruit availability year-to-year, as well as other factors. Further, our recent acquisitions affect the comparability to the current year results to the comparable prior period.

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our net sales from continuing operations and net sales by reportable business segment and from our “Other” segment for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 28, 2009	Percent of Total	March 29, 2008	Percent of Total	March 28, 2009	Percent of Total	March 29, 2008	Percent of Total
Direct Marketing	$47,770	63.8%	$43,544	63.7%	$295,090	67.8%	$338,470	69.4%
Stores	20,884	27.9%	21,917	32.1%	105,048	24.1%	117,484	24.1%
Wholesale	6,258	8.3%	2,854	4.2%	35,107	8.1%	31,793	6.5%
Other	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total net sales	$74,912	100.0%	$68,315	100.0%	$435,245	100.0%	$487,747	100.0%

We have reclassified revenue from commercial fruit sales from the “Other” segment to the “Wholesale” segment. Certain costs related to commercial fruit sales have not been reclassified as the impact is immaterial and it is impractical to do so. In the current fiscal year, we have also reclassified certain activities related to Cushman’s from the “Direct Marketing” segment to the “Wholesale” segment.

Net sales from continuing operations of $74,912 for the thirteen weeks ended March 28, 2009, increased $6,597, or 9.7%, from the thirteen weeks ended March 29, 2008. The increase in net sales was driven by the Cushman’s Acquisition, timing of club shipments, and higher sales of Wolferman’s products, partially offset by lower sales in Harry & David Direct Marketing as a result of higher markdowns and discounts, lower volume in Stores and the Easter shift into the fourth fiscal quarter of 2009, compared to the third fiscal quarter of 2008.

Net sales from continuing operations of $435,245 for the thirty-nine weeks ended March 28, 2009, decreased $52,502, or 10.8%, from the thirty-nine weeks ended March 29, 2008. The decline in net sales was driven by lower volumes and higher markdowns and discounts in the Harry & David Direct Marketing, Stores and Wholesale divisions. These declines were partially offset by the addition of Wolferman’s® and Cushman’s™ brand sales.

Direct Marketing

Net sales in our Direct Marketing segment increased $4,226, or 9.7%, from the thirteen weeks ended March 29, 2008 to the thirteen weeks ended March 28, 2009. The increase was driven by the Cushman’s Acquisition, timing of club shipments, and higher Wolferman’s sales, partially offset by lower sales in Harry & David Direct Marketing as a result of higher markdowns and discounts and, to a lesser extent, the shift of Easter sales to the fiscal fourth quarter.

Net sales in our Direct Marketing segment decreased $43,380, or 12.8%, from the thirty-nine weeks ended March 29, 2008 to the thirty-nine weeks ended March 28, 2009. The decrease was driven by reduced overall order demand in our Harry & David Direct Marketing division and, to a lesser extent, lower average order unit size reflecting higher discounts. These declines attributable to our Harry & David brand were partially offset by the addition of Wolferman’s and Cushman’s sales.

Stores

Our Stores segment net sales decreased $1,033, representing a 4.7% decline in total sales and a comparable stores sales decline of 8.4%, or approximately $1,759 from the thirteen weeks ended March 29, 2008 to the thirteen weeks ended March 28, 2009. The decrease was driven by lower customer traffic and lower overall transaction volume, reflecting similar trends in the broader retail market. The comparable store sales decrease was partially offset by approximately $1,640 net sales contribution from our new (non-comparable) stores which includes two acquired Cushman’s stores.

Our Stores segment net sales decreased $12,436, representing a 10.6% decline in total sales and a decline of 13.0% or approximately $14,914, on a comparable store basis, from the thirty-nine weeks ended March 29, 2008 to the thirty-nine weeks ended March 28, 2009. The decrease was driven by lower customer traffic and lower overall transaction volume, reflecting similar trends in the broader retail market. The decrease was partially offset by a $5,571 contribution from our new (non-comparable) stores.

As of March 28, 2009, we had 141 stores in operation compared to 145 stores in operation during the same quarter last fiscal year. Not included in these store counts are two seasonal Cushman’s stores, and three temporary stores that operated in the second and third fiscal quarters.

A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store.

Wholesale

Our Wholesale segment net sales increased $3,404, or 119.3%, from the thirteen weeks ended March 29, 2008 to the thirteen weeks ended March 28, 2009. The increase was primarily due to the addition of Cushman wholesale sales as well as year over year increases in commercial fruit sales that are now included in the Wholesale segment previously reported in the Other segment, slightly offset by lower volumes with certain wholesale customers.

Our Wholesale segment net sales increased $3,314, or 10.4%, from the thirty-nine weeks ended March 29, 2008 to the thirty-nine weeks ended March 28, 2009. The increase was primarily due to the same factors mentioned above.

Other

Other segment net sales, which primarily consisted of commercial fruit products, are now reported in the Wholesale segment.

GROSS PROFIT

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment including our “Other” segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 28, 2009	Percent of Net Sales	March 29, 2008	Percent of Net Sales	March 28, 2009	Percent of Net Sales	March 29, 2008	Percent of Net Sales
Direct Marketing	$13,406	28.1%	$11,889	27.3%	$130,484	44.2%	$173,848	51.4%
Stores	8,607	41.2%	8,663	39.5%	48,577	46.2%	56,888	48.4%
Wholesale	695	11.1%	(749)	(26.2)%	6,446	18.4%	4,898	15.4%
Other	10	0.0%	(34)	0.0%	36	0.0%	(36)	0.0%

Total Gross Profit	$22,718	30.3%	$19,769	28.9%	$185,543	42.6%	$235,598	48.3%

Gross profit from continuing operations increased $2,949, or 14.9%, to $22,718 in the thirteen weeks ended March 28, 2009, from $19,769 in the thirteen weeks ended March 29, 2008. Consolidated gross profit as a percentage of consolidated net sales was 30.3% in the thirteen-week period ended March 28, 2009, and 28.9% in the thirteen-week period ended March 29, 2008.

Gross profit from continuing operations decreased $50,055, or 21.2%, to $185,543 in the thirty-nine weeks ended March 28, 2009, from $235,598 in the thirty-nine weeks ended March 29, 2008. Consolidated gross profit as a percentage of consolidated net sales was 42.6% in the thirty-nine week period ended March 28, 2009, and 48.3% in the thirty-nine week period ended March 29, 2008.

Direct Marketing

Our Direct Marketing segment gross profit increased $1,517, or 12.8%, with gross margin improving to 28.1% in the thirteen weeks ended March 28, 2009 from 27.3% in the thirteen weeks ended March 29, 2008. The gross profit increase was primarily due to gross profit contributions from Cushman’s products, overhead cost improvements from company initiatives in fixed and variable costs, and higher recovery on the sale of inventory reserved for in our fiscal second quarter, offset by higher promotional activity.

Our Direct Marketing segment gross profit decreased $43,364, or 24.9%, with gross margin declining to 44.2% in the thirty-nine weeks ended March 28, 2009 from 51.4% in the thirty-nine weeks ended March 29, 2008. The gross profit and gross margin declines were primarily due to lower overall product demand, higher product and delivery markdowns and discounts, and, to a lesser extent, the addition of slightly lower gross margins in our acquired brands. Also contributing to the declines were increased inventory reserves, higher material costs, and the effect of lower sales volume over our fixed costs, slightly offset by lower delivery expense.

Stores

Our Stores segment gross profit decreased $56, or 0.6%, with gross margin increasing to 41.2% in the thirteen weeks ended March 28, 2009 from 39.5% in the thirteen weeks ended March 29, 2008. The gross profit decline was primarily due to lower sales offset by reduced freight expense and a favorable inventory adjustment. The increase in gross margin was attributable the reduced freight expense, a favorable inventory adjustment, and lower allocated fixed overhead costs.

Our Stores segment gross profit decreased $8,311, or 14.6%, with gross margin declining to 46.2% in the thirty-nine weeks ended March 28, 2009 from 48.4% in the thirty-nine weeks ended March 29, 2008. The gross profit decline was primarily due to lower sales volume and increased product discounts. The decline in gross margin was attributable to higher product discounts reflecting a more aggressive promotional stance driven by increased competition across the broader retail market. Also contributing to the gross margin decline was the effect of lower sales on our fixed costs, slightly offset by lower freight costs.

Wholesale

Our Wholesale segment gross profit increased $1,444 or 192.8%, while gross margin increased to 11.1% in the thirteen weeks ended March 28, 2009 from -26.2% in the thirteen weeks ended March 29, 2008. The gross profit and gross margin increases were primarily attributable to the addition of Cushman’s, lower inventory write-offs and favorable overhead costs.

Our Wholesale segment gross profit increased $1,548 or 31.6%, while gross margin increased to 18.4% in the thirty-nine weeks ended March 28, 2009 from 15.4% in the thirty-nine weeks ended March 29, 2008. The gross profit increase was attributable to Cushman’s wholesale activities offset by lower overall freight costs as well as sales increases in the drop-ship channel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment including these expenses as a percentage of net sales for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 28, 2009	Percent of Net Sales	March 29, 2008	Percent of Net Sales	March 28, 2009	Percent of Net Sales	March 29, 2008	Percent of Net Sales
Direct Marketing	$31,031	65.0%	$28,380	65.2%	$131,013	44.4%	$112,926	33.4%
Stores	16,440	78.7%	18,250	83.3%	56,529	53.8%	56,767	48.3%
Wholesale	1,330	21.3%	584	20.5%	4,141	11.8%	2,731	8.6%
Other	(3)	0.0%	5	0.0%	(16)	0.0%	2	0.0%

Total Selling, General, & Administrative	$48,798	65.1%	$47,219	69.1%	$191,667	44.0%	$172,426	35.4%

Selling, general and administrative expenses from continuing operations increased $1,579, or 3.3% in the thirteen weeks ended March 28, 2009 from the thirteen weeks ended March 29, 2008. The increase in selling, general and administrative expenses was due to the addition of costs associated with the Cushman’s business, severance charges, and increased pension expense, offset by lower costs in Harry & David advertising, outside services, repairs and maintenance, travel, and supplies as well as an absence of store impairment charges taken in the third quarter last year.

Selling, general and administrative expenses from continuing operations increased $19,241, or 11.2% in the thirty-nine weeks ended March 28, 2009 from the thirteen weeks ended March 29, 2008. The increase in selling, general and administrative expenses was due to $15,016 of non-cash charges for impairment of goodwill and intangible assets related to acquisitions and store impairments, the addition of Wolferman’s and Cushman’s advertising costs in the Direct Marketing segment and severance charges, partially offset by lower advertising costs in the Harry & David Direct Marketing division and lower payroll, outside services, repair and maintenance, and other expenses.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 65.1% in the thirteen-week period ended March 28, 2009, compared to 69.1% in the thirteen-week period ended March 29, 2008, and 44.0% in the thirty-nine week period ended March 28, 2009, compared to 35.4% in the thirty-nine week period ended March 29, 2008.

OTHER (INCOME) EXPENSE

For the thirteen-week period ended March 28, 2009, other expense was $4,821 compared to $4,774 in the thirteen-week period ended March 29, 2008. Other expense for the thirteen weeks ended March 28, 2009 was comprised primarily of net interest expense of $4,848. The primary source of other expense for the thirteen weeks ended March 29, 2008 was net interest expense of $4,767. Despite the lower outstanding balance on our Senior Notes in the current period, the interest expense savings was largely offset by lower interest income.

Other expense for the thirty-nine weeks ended March 28, 2009 was $982 compared to $16,958 in the thirty-nine weeks ended March 29, 2008. Other expense for the thirty-nine weeks ended March 28, 2009 was comprised of net interest expense of $16,448 partially offset by a $15,416 gain on debt repurchases, as previously described. The primary source of other expense for the thirty-nine weeks ended March 29, 2008 was net interest expense of $17,206.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences. For fiscal 2009, the difference in the effective rate and the federal statutory rate is primarily due to state tax obligations.

EBITDA

Our EBITDA from continuing operations for the thirteen-week period ended March 28, 2009 increased $1,191. EBITDA from continuing operations for the thirty-nine week period ended March 28, 2009 decreased $53,289 primarily due to our operating performance which included $15,016 of impairment charges partially offset by the gain of $15,416 on debt repayment.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see note on page 36, “Non-GAAP Financial Measure: EBITDA.” The following table reconciles EBITDA from continuing operations to net cash provided by (used in) operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income or loss, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net income (loss) from continuing operations	$(18,199)	$(20,997)	$(3,941)	$28,881
Interest expense, net from continuing operations	4,848	4,767	16,448	17,206
Provision (benefit) for income taxes from continuing operations	(12,702)	(11,227)	(3,165)	17,333
Depreciation and amortization from continuing operations	5,178	5,391	15,785	14,996

EBITDA from continuing operations	$(20,875)	$(22,066)	$25,127	$78,416
Interest expense, net from continuing operations	(4,848)	(4,767)	(16,448)	(17,206)
Provision for income taxes from continuing operations	12,702	11,227	3,165	(17,333)
Amortization of deferred financing costs	594	645	1,842	1,956
Stock option compensation expense	118	130	356	414
Loss on disposal and impairment of fixed assets, goodwill, and other intangibles	11	1,156	15,070	1,700
Gain on short-term investments	—	—	(64)	(162)
Deferred income taxes	(1,993)	(597)	471	(27,362)
Amortization of deferred pension loss	1,360	—	1,418	—
Gain on debt repayment	—	—	(15,416)	(303)
Changes in operating assets and liabilities from continuing operations	(47,094)	(50,667)	(3,554)	37,847
Net cash provided by discontinued operations	146	1,212	881	3,086

Net cash provided by (used in) operating activities	$(59,879)	$(63,727)	$12,848	$61,053

In the thirteen-week period ended March 28, 2009, net loss and EBITDA from continuing operations included:

•	$287 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$145 of integration expenses related to our acquisitions;

•	$11 loss on disposal of fixed assets;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$2,127 of severance payroll expenses;

•	$458 severance related benefits and outplacement services;

•	$1,529 of inventory reserve benefit;

•	$26 gain on FIN 48 tax adjustment; and

•	$196 in approved relocation and recruitment charges.

In the thirteen-week period ended March 29, 2008, net loss and EBITDA from continuing operations included:

•	$1,574 of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$11 of employee executive recruiting charges;

•	$1,156 loss on disposal and impairment of fixed assets;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$325 of severance and re-organization payroll and benefits;

•	$164 gain on FIN 48 tax adjustment;

•	$442 non-recurring inventory adjustment related to ERP conversion in the third quarter; and

•	$172 inventory step-up purchase accounting adjustment.

In the thirty-nine week period ended March 28, 2009, net loss and EBITDA from continuing operations included:

•	$1,336 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$300 of income associated with a vendor settlement;

•	$631 of integration expenses related to our acquisitions;

•	$87 of expense related to inventory step-up amortization related to our acquisition;

•	$54 loss on disposal of fixed assets;

•	$15,416 net gain on repayment of long-term debt;

•	$750 of fees paid to Wasserstein and Highfields under the management agreement;

•	$2,544 of severance payroll expenses;

•	$458 severance related benefits and outplacement services;

•	$15,016 of expenses recognized for impaired assets;

•	$3,899 of inventory reserve expenses;

•	$48 gain on FIN 48 tax adjustment;

•	$89 of expenses related to land rezoning; and

•	$196 of approved relocation and recruitment charges.

In the thirty-nine week period ended March 29, 2008, net income and EBITDA from continuing operations included:

•	$3,323 of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$150 of employee executive recruiting charges;

•	$1,700 loss on disposal and impairment of fixed assets;

•	$303 net gain on prepayment of long-term debt;

•	$750 of fees paid to Wasserstein and Highfields under the management agreement;

•	$304 of costs associated with legal settlements;

•	$698 of severance and re-organization payroll and benefits;

•	$164 gain on FIN 48 tax adjustment;

•	$442 non-recurring inventory adjustment related to ERP conversion in the third quarter; and

•	$172 inventory step-up purchase accounting adjustment.

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

Based upon our current operations and historical results, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our future growth for the next twelve months. Certain loan covenants in the revolving credit facility and in the indenture governing the Senior Notes restrict the transfer of funds from the direct and indirect subsidiaries to the parent in the form of cash dividends, loans or advances. To the extent additional funding is required beyond the twelve-month horizon, we expect to seek additional financing in the public or private debt or equity capital markets; however, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all. Our equity sponsors, Wasserstein & Co. and Highfields Capital Management, are not obligated to provide financing to us. If we are unable to obtain the capital we require to implement our business strategy on acceptable terms or in a timely manner, we would attempt to take appropriate actions to tailor our activities to match our available financing, including revising our business strategy and future growth plans to accommodate the amount of available financing.

Cash Flows Provided by Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations totaled $11,967 in the thirty-nine week period ended March 28, 2009, compared to $57,967 in the thirty-nine week period ended March 29, 2008. The decrease in cash provided by continuing operations was primarily attributable to lower operating income driven by the factors described above.

Cash Flows Provided by Investing Activities from Continuing Operations

Cash provided by investing activities from continuing operations totaled $602 in the thirty-nine week period ended March 28, 2009, compared to cash usage of $22,743 in the thirty-nine week period ended March 29, 2008. Investing activities in fiscal 2009 consisted primarily of proceeds on short-term investments, partially offset by cash used for the Cushman’s acquisition and other capital expenditures. Investing activities in fiscal 2008 consisted primarily of cash used for the Wolferman’s acquisition and capital expenditures, partially offset by the proceeds from the sale of short-term investments.

Cash Flows Used in Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations totaled $20,661 for the thirty-nine weeks ended March 28, 2009, compared to $10,747 in the thirty-nine weeks ended March 29, 2008. In both periods, financing activities were primarily comprised of the open-market repurchases of our Senior Notes.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations totaled $881 for the thirty-nine weeks ended March 28, 2009 and $3,086 for the thirty-nine weeks ended March 29, 2008. Cash from discontinued operations for both periods was primarily due to cash payments made to us for transitional services we provided to the buyers of Jackson & Perkins.

Cash flows provided by investing activities were $3,161 for the thirty-nine weeks ended March 29, 2008 and were primarily comprised of the proceeds received for certain amounts due in connection with the sale of Jackson & Perkins in the fourth quarter of fiscal 2007. There were no such amounts in fiscal 2009.

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

As of March 28, 2009, we had $0 in borrowings and $1,061 in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total available borrowings at March 28, 2009, were approximately $5,021. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

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

In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31 an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. As of March 28, 2009, we were in compliance with this covenant. We also are limited to the amount of capital expenditures in each fiscal year, subject to certain adjustments, through the term of the revolving credit facility.

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

At March 28, 2009, we were in compliance with all of our covenants under the Credit Agreement.

Long-term Debt

As of March 28, 2009, Harry and David, our wholly owned subsidiary, has outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012, and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The $58,170 in Senior Floating Rate Notes accrues interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 6.26% at March 28, 2009. The $140,192 in Senior Fixed Rate Notes accrues interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

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

At March 28, 2009, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

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

Interest Rate Risk

Interest on our floating rate notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the principal amount due for our floating rate notes as of March 28, 2009, a 1.0% change in the interest rate on our variable rate debt would result in a $1,832 corresponding effect on our interest expense on an annual basis.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 28, 2009. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 28, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

As disclosed in our second quarter Form 10-Q filed on February 9, 2009, other than the addition of the risk factor below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008:

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

May 8, 2009