Form 10-K
period 2009-06-27
Harry & David Holdings, Inc.
filed 2009-09-17
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 27, 2009

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

The number of outstanding shares of the registrant’s common stock as of August 31, 2009 was 1,033,295.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance and growth potential of our brands, statements related to litigation matters, statements related to introducing new core and seasonal merchandise assortments, statements related to reducing returns, replacements and damages, statements related to new marketing initiatives and expanding electronic direct marketing initiatives, statements related to transportation costs, statements related to costs and availability of raw materials, statements related to macroeconomic and retail trends, statements related to our plans to open new retail stores, statements related to implementing new e-commerce functionality, statements related to future comparable store sales, statements related to our income tax provision and effective tax rate, statements related to government regulation, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the impact of new accounting pronouncements, statements related to the impact of acquisitions, statements related to indemnifications under our agreements, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those set forth in Part I – “Item 1A – Risk Factors” and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements, unless required by law.

i

ii

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated, as used in this Form 10-K, the terms “we,” “our” and “us” refer to Harry & David Holdings, Inc. and its consolidated subsidiaries. Harry & David Holdings, Inc. is a holding company owned by funds sponsored by Wasserstein Partners, LP, and its affiliates (“Wasserstein”), funds sponsored by Highfields Capital Management LP (“Highfields”), and certain members of management. References to “Harry and David” and “Harry & David” are to our subsidiaries that grow, manufacture, design, market and package our gift-quality fruit and gourmet food products and gifts. References to “Harry and David®” and “Harry & David®” are to the trademarks.

Note that the dollar amounts presented in this Form 10-K are in thousands except per share data, unless otherwise indicated.

OVERVIEW

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David® and our recently acquired Wolferman’s® and Cushman’s® brands. Our signature Harry & David® products include our flagship Royal Riviera® pears, our Fruit-of-the-Month Club® products, our Tower of Treats® gifts and Moose Munch® caramel and chocolate popcorn snacks. Our Wolferman’s® products include specialty English muffins and other breakfast products and our Cushman’s® product line includes the Cushman HoneyBells® citrus, among other products. Our marketing channels include direct marketing (via catalog, phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores, seasonal Cushman’s stores, and wholesale distribution through select retailers.

We grow, manufacture, design or package products that account for the significant majority of our sales annually. In addition, we have created a substantial and scalable infrastructure in our production, fulfillment and distribution capabilities, our information technology systems, and our retail stores network. Our vertically integrated operations allow us to efficiently monitor our costs, quality assurance, manufacturing flexibility and inventory. Accordingly, we expect to derive cost structure and operating margin benefits as revenues increase. We believe that our vertical integration allows us to maintain a high degree of control over product quality compared with that of our competitors as we rely less heavily on third-party suppliers, particularly during peak periods.

OUR HISTORY

Harry & David Holdings, Inc. (formerly known as Bear Creek Holdings, Inc.) was incorporated in March 2004 in Delaware for the purpose of acquiring Harry and David (formerly known as Bear Creek Corporation).

On June 17, 2004, Harry & David Holdings, Inc. purchased all of the outstanding shares of common stock of Harry and David, from Yamanouchi Consumer Inc., (“YCI”) (the “2004 Acquisition”). In conjunction with the 2004 Acquisition, the Company issued 1,000,000 shares of $.01 par value stock to Wasserstein & Company, LP (“Wasserstein”) and affiliates of funds sponsored by Highfields Capital Management LP (“Highfields”). As of June 27, 2009, affiliates of Wasserstein, together with current and former members of management, own a 66% controlling interest in the Company, and Highfields owns 34%.

Acquisition of Wolferman’s business

On January 15, 2008, we completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand, from Williams Foods, Inc., for a net purchase price of $22,784. We paid for the acquisition of Wolferman’s with available cash balances. The operating results of Wolferman’s are included in both of our Direct Marketing and Wholesale segments according to the nature of the operating activity. For further information see “Note 5-Acquisition” in the notes to our consolidated financial statements within Item 15 of this Form 10-K.

Acquisition of Cushman’s business

On August 8, 2008, we completed the acquisition of certain assets of Cushman Fruit Company, Inc., a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, (“Cushman’s”), for a net purchase price of $8,509. We paid for the acquisition of Cushman’s with available cash balances. Our revolving credit agreement was amended to permit the acquisition and to address other administrative matters. The operating results of Cushman’s are included in both of our Direct Marketing and Wholesale segments according to the nature of the operating activity. For further information see “Note 5-Acquisition” in the notes to our consolidated financial statements within Item 15 of this Form 10-K.

Sale of the Jackson & Perkins businesses

As discussed elsewhere in this Form 10-K, we sold our Jackson & Perkins businesses in the fourth quarter of fiscal 2007, including the direct marketing and wholesale businesses, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventory, as well as its direct marketing and wholesale customer lists. We provided transitional services to the buyer of the J&P businesses through June 2009.

In a separate transaction associated with the sale of our Jackson & Perkins businesses, we also sold approximately 3,200 acres of land in Wasco, California, as well as the related buildings and equipment. Cash proceeds on these sales, net of transaction fees were $47,206.

The total net gain recognized on the sale of the Jackson & Perkins businesses was $5,581, which is included within the results of discontinued operations in the consolidated statement of operations for fiscal 2009, 2008 and 2007. The net gain reflects a reserve of $1,497 related to the receivable of $1,000 and the product credit of $497 recorded in fiscal 2009 related to amounts due or past due from the buyer. Also included in discontinued operations are the historical operating results of Jackson & Perkins business and the transitional revenues and expenses.

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

Our Brands

Direct Marketing

Our Direct Marketing segment offers a wide variety of gift-quality fruit and specialty foods and other gifts through our Harry and David, Wolferman’s and Cushman’s catalogs, the Internet and our business-to-business and consumer telemarketing. Certain of the Direct Marketing metrics below include Wolferman’s and Cushman’s activity from their respective acquisition date forward and therefore may not be comparable to prior periods.

Catalogs. Our catalogs have historically been, and continue to be, our primary marketing tool for both existing and new customers and help to generate the majority of our orders and sales in each of our direct marketing response channels. We maintain an active marketing and purchasing history, and we model a customer’s propensity to respond to future promotions. For prospective customers, we employ a similar strategy based on names and information that we rent from or exchange with third parties. In fiscal 2009, we circulated approximately 106.5 million Harry and David, Wolferman’s and Cushman’s catalogs, an increase of approximately 1.8% over the prior fiscal year which did not include a significant number of Wolferman’s catalogs and did not include any Cushman’s catalogs. In fiscal 2008, we circulated approximately 104.6 million Harry and David and Wolferman’s catalogs, an increase of approximately 5.8% over the prior fiscal year. In fiscal 2007, we circulated approximately 98.9 million Harry and David catalogs, an increase of approximately 0.7% over the prior fiscal year.

Internet. Our Harry and David website, at www.harryanddavid.com, our Wolferman’s website, at www.wolfermans.com, and our Cushman’s website, at www.honeybell.com, provide growing and complementary channels that enable customer access and convenience to our catalog business, enable timely communication through email, enhance our market share of last minute gift-giving sales and increase our brand awareness. In fiscal 2009, nearly 56% of all our direct marketing orders were placed over the Internet, which on a dollar basis, represents approximately 46% of net sales, and approximately 76% of our new customers placed at least one order on our website. In fiscal 2008, nearly 52% of all our direct marketing orders were placed over the Internet, which on a dollar basis, represents approximately 42% of net sales, and approximately 70% of our new customers placed at least one order on our website. In fiscal 2007, nearly 46% of all direct marketing orders were placed over the Internet, which on a dollar basis, represents approximately 38% of net sales, and approximately 63% of our new customers placed at least one order on our website.

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

Business-to-business sales. We offer business-to-business sales of our products for corporate gift-giving, incentive and consumer promotional programs throughout the year. Business-to-business customers tend to generate higher average order sizes and generally become valuable long-term customers. Our relationships with these customers are typically established for a specific period of time and are tied to a specific selling season or event.

Customer profile. In fiscal 2009, individuals accounted for the majority of our Direct Marketing net sales, while businesses accounted for the remaining sales. Our Direct Marketing customers are primarily affluent, well-educated, brand responsive family oriented women. The top 100 customers in our Direct Marketing segment represented approximately 1.6% of Direct Marketing segment net sales both fiscal 2009 and fiscal 2008 compared to 1.5% in fiscal 2007.

Competition. The U.S. consumer markets for flowers, cards and gifts, and specialty foods are highly competitive and fragmented. We compete based on product quality, package design, shopping convenience, customer service and previous brand experience. In our direct marketing channel, we compete with traditional distribution channels, other web sites, floral and specialty gift direct marketers and catalog companies. Direct Marketing’s primary competitors include Wine Country Gift Baskets, Liberty Media Corporation (the parent company of ProFlowers), 1-800 Flowers, FTD.com, Williams Sonoma and Omaha Steaks.

Stores

Our Stores provide a platform to capture consumer demand for year-round gifts, self-consumption, as well as entertaining needs. Our stores also increase our access to new customers and allow us to extend our Harry & David® brand presence to a wider audience.

Our outlet stores focus on products for self-use along with selections from our core gift product line. Our specialty stores focus on our core product line, gift-ready packaging, selected tabletop, home décor accessory and entertainment products. Our flagship Country Village store in Medford, Oregon, offers the full selection of Harry and David retail products as well as expanded offerings consisting of fresh fruit, vegetables and produce, and gourmet specialty foods and wine selections.

Store locations. We operate our stores in leading outlet and lifestyle centers, specialty malls and other high traffic shopping areas throughout the United States. The number of stores in operation by type at fiscal year end was as follows:

Store Type	June 27, 2009	June 28, 2008	June 30, 2007
Country Village stores	1	1	1
Factory outlet center stores	91	95	88
Specialty stores	46	47	46

Total stores in operations	138	143	135

We had two Cushman’s seasonal stores in operation during fiscal 2009.

Customer profile. Similar to our Direct Marketing segment customers, our Stores segment customers are primarily affluent, well-educated, brand-responsive and family-oriented women. Our store customers purchase primarily for self-use and entertaining purposes, while our Direct Marketing customers primarily make purchases for gifts. Stores customers make purchases year-round and more frequently in the non-holiday period than Direct Marketing customers and, therefore, provide us with new year-round customers to target through our Direct Marketing segment at favorable customer acquisition costs.

Competition. Our Stores compete based on proprietary, diverse and high-quality product offerings, and focus on customer satisfaction and gift services. Our primary competitors in the confections sector include See’s Candies, Lindt & Sprüngli (the parent company of Ghirardelli), Godiva and Rocky Mountain Chocolate Factory. Our primary competitors in the specialty food and home accessories sector include Liberty Media Corporation (the parent company of QVC), Williams-Sonoma for our specialty stores and Kitchen Connection and Le Gourmet Chef for our outlets.

Wholesale

Our Wholesale segment focuses primarily on building relationships with leading retailers, generally including select club channel retailers, mass merchants, department stores, specialty retailers and grocery accounts. The top ten wholesale customers represented approximately 63%, 86% and 88% of Wholesale segment gross product revenues in fiscal 2009, 2008 and 2007, respectively. We believe that our wholesale relationships increase our brand presence and awareness, and allow us to produce and sell greater amounts during our non-holiday selling season.

All of the products that we sell through the wholesale channel are branded, proprietary and packaged appropriately for retail customers. Harry and David products sold through the wholesale channel include chocolates and confections, such as Moose Munch® caramel and chocolate popcorn confection and Moose Munch® bars, as well as channel-appropriate gift baskets and other food gifts. Wolferman’s products sold through the wholesale channel include English muffins and scones. Cushman’s products sold through the wholesale channel include Honeybell® citrus and other fresh fruit.

Competition. Our Wholesale segment’s primary competitors in the confections sector include Houdini Inc., Lindt & Sprüngli (the parent company of Ghirardelli) and Godiva.

Production, Manufacturing and Support Functions

We own approximately 3,400 acres of land in Oregon, of which approximately 1,900 acres are planted orchards geographically dispersed throughout the Rogue Valley of Southern Oregon at varying elevations and micro-climates. This dispersion has historically allowed us to successfully mitigate the risks associated with frost, wind, hail, storm damage and other inclement weather as well as dependence on any single water source. Also included in our 3,400 acres is our 93-acre campus in Medford, Oregon, which houses our 54,000 square foot bakery, confectionery and chocolate complex dedicated to the production of baked goods, chocolates and confections, our 646,000 square foot fruit packing and gift assembly complex including cold storage, our 72,000 square foot year-round call center and various other distribution and storage facilities. Our owned acreage also includes housing for our seasonal agricultural workforce. We also own a 51-acre campus in Hebron, Ohio, which houses our 275,000 square foot fruit packing and gift assembly complex including cold storage and our 55,000 square foot call center and office space.

RAW MATERIALS, INVENTORY MANAGEMENT AND SOURCING

Our primary raw materials include paper for our catalogs; corrugated paper for our delivery needs; and chocolate, butter, cheese and fruit that we do not produce or grow ourselves. We attempt to have multiple suppliers for critical raw materials in order to avoid dependency on any one particular supplier. We develop our products based on projected demand and attempt to maintain flexibility in our manufacturing operation to change the quantity and assortment of products to ensure we have adequate supply while minimizing lost sales or excess inventory.

We outsource some of our products including selected fresh produce, meats, certain confections, snacks, condiments and tabletop, entertaining and home décor accessories. We maintain high quality standards in our selection of third-party vendors to which we outsource and from which we purchase.

DISTRIBUTION AND LOGISTICS

We operate two year-round distribution centers, located in Medford, Oregon and Hebron, Ohio, to deliver our products to our customers. In Medford, Oregon, our products along with other store merchandise are distributed through two discrete buildings. In Hebron, Ohio, our products are packaged and distributed in a combination of owned and leased buildings. In addition to our owned facilities, we lease storage and distribution facilities throughout the United States during the holiday selling season.

From our manufacturing and packaging facilities, products are typically shipped by refrigerated truck or common carrier to one of our distribution centers. Depending on the ultimate customer, subsequent distribution may include truck shipment to regional distribution points, to our Stores or to our wholesale customers. Larger wholesale customers sometimes pick up products directly from our distribution centers.

INFORMATION TECHNOLOGY

Our information technology systems consist of both purchased systems and proprietary software. Our internally developed order fulfillment software is integrated with our manufacturing and distribution operations. At the point of order, a customer is able to select a desired receipt date to coincide with gift-giving occasions. In addition, the system is able to select products from our inventory that comply with state or international agricultural restrictions, as appropriate, and assign the distribution facility from which the order will be shipped.

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

Defining attributes of the call centers are their scalability and integration. The information technology systems that support the call centers are scalable, supporting few call center workstations during non-peak seasons and expanding during peak seasons. In addition, the call centers are all fully integrated such that in the event of a hardware or software error at one call center, all incoming calls will be rerouted to functioning call centers.

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

We own or have rights to trademarks and trade names that we use in conjunction with the operation of our business. Our service marks and trademarks used in this Form 10-K include: Harry and David®; Harry & David®; Royal Riviera®; Fruit-of-the-Month Club®; Tower of Treats®; Moose Munch®; Wolferman’s® and Cushman HoneyBells®. Each trademark, trade name or service mark of any other company appearing in this Form 10-K belongs to its holder. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship by us of, the trademark, trade name or service mark owner.

EMPLOYEES

At August 31, 2009, we had 1,168 full-time employees. During the fiscal 2009 holiday selling season, we employed approximately 8,262 workers.

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

Our operations are also subject to federal and state laws governing the collection and use of personal identifying information obtained from individuals. In addition, governmental authorities have enacted and/or proposed regulations to govern the collection and use of personal information that may be obtained from customers or visitors when accessing the Internet. These regulations may include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the Federal Trade Commission has made inquiries and investigations of companies’ practices with respect to their information collection and dissemination practices to confirm that these are consistent with stated privacy policies and to determine whether companies take precautions to secure the privacy policies of these customers, including policies relating to security of consumers’ personal information. In some situations, the Federal Trade Commission has brought actions against companies to enforce the privacy of these customers, including policies relating to the security of consumers’ personal information. Additionally, U.S. and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists.

ITEM 1A.	RISK FACTORS

The following information describes certain significant risks and uncertainties inherent in our business, which should be carefully considered together with the other information contained in this Form 10-K and in our other filings with the SEC. If any such risks and uncertainties actually occur, our business, financial condition or other operating results could differ materially from the plans, projections and other forward-looking statements included in “Item 7 – Management’s Discussion & Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K and in our other public filings. See “Forward-looking Statements” discussion at the beginning of this Form 10-K. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties actually occur, our business, financial condition or operating results could be harmed substantially. In addition, the current economic environment may exacerbate some of the risks noted below.

Demand for our merchandise is difficult to gauge and our inability to predict consumer spending patterns and consumer preferences may reduce our revenues, gross margins and earnings.

Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumer’s level of disposable income, consumer debt, and overall consumer confidence. Declines in consumer spending could reduce our revenues, gross margins, earnings, and thus our liquidity. We are currently operating in challenging macroeconomic conditions which have had a negative impact on our revenues, gross margins and earnings. While we are taking steps to implement changes in our business strategy that we hope over time will both increase revenue and reduce costs, these initiatives will take time to implement and we cannot assure that these initiatives will be successful or that they will have any positive effect on our operating results.

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

We experience significantly increased sales activity during the holiday selling season, particularly between the Thanksgiving and Christmas holidays. For example, in fiscal 2009 our Direct Marketing and Stores segments collectively generated approximately 63% of their annual net sales during the holiday selling season. If sales during this period are below our expectations, there may be a disproportionate effect on our revenues and expenses. Accordingly, changing economic conditions or deviations from projected demand for products during the holiday selling season in the fourth calendar quarter could have a material adverse effect on our financial results and liquidity for the full year.

In anticipation of the holiday selling season, we incur significant expenses and we also make up-front advance commitments. For example, we typically incur significant expenses related to catalog paper and printing. We also increase our inventory levels and hire a substantial number of seasonal employees to supplement our existing workforce. In addition, because we commit to these costs, as well as certain fixed costs, in anticipation of expected sales during the holiday selling season, in the event that our actual sales during that calendar quarter are lower than anticipated, our results of operations and profitability will be negatively impacted.

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

Our quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including, but not limited to, shifts in the timing of holidays, including Easter, Thanksgiving and Christmas. Because of the timing of our fiscal quarter ends, a holiday may occur during different fiscal quarters from year to year. Holiday selling season sales may also significantly fluctuate annually depending upon the number of shopping days between Thanksgiving and Christmas, which is our peak season. As a result, our year-to-year comparisons may be inconsistent.

In addition, most of our operating expenses, such as depreciation and amortization, rent expenses, advertising and promotional expenses and core employee wages and salaries, do not vary directly with sales and are difficult to adjust in the short term. As a result, if sales for a particular quarter are below our expectations, we may not be able to proportionately reduce operating expenses for that quarter, and therefore a sales shortfall could have a disproportionate effect on our operating results for that quarter. As a result of these factors, our operating results for any one quarter is not indicative of our operating results for the full fiscal year.

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

If we are unable to accurately target the appropriate segment of the consumer market with our catalog mailings and fail to achieve adequate response rates through our catalog mailings, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, all of which would have a negative impact on our liquidity.

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

We conduct the majority of our distribution operations through two year-round distribution centers and seasonal distribution centers. A serious disruption or slow-down at any of these facilities could materially impair our ability to distribute our products to customers in a timely manner or at the anticipated cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace any of our distribution centers or systems, which could reduce our revenues and profits and may harm our relationships with our customers. A significant portion of our products are perishable goods, and any disruption in operations, particularly any failure of our cold storage facilities, could damage a significant portion of our inventory and require us to write off that damaged inventory, thereby increasing our expenses.

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

Our ability to provide high quality products, as well as our ability to execute our business plan generally, depends in large part upon our ability to attract and retain highly qualified personnel. Competition for such personnel is intense. We have in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The location of our corporate offices outside of a major metropolitan area, under some circumstances, makes it more difficult to recruit personnel in certain fields. At certain times, we may have difficulty in our efforts to recruit and retain the required personnel. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

No unions currently exist at our facilities; however, any disruption of our operations due to labor difficulties could result in our inability to timely meet customer demand or affect the quality or breadth of the products we offer. The reputation of our company and brands could suffer and we could lose customers as a result. In addition, increased labor costs, to the extent they cannot be passed on to our customers, could negatively impact our profitability.

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

Our business is dependent on continued good relations with our third-party vendors and suppliers for some of our products and services. Outsourced products include some of our produce, meats, snacks and condiments, gift plants, and tabletop and home décor accessories. We do not directly control these vendors or the quality of their goods and therefore cannot control the selection, grading and shipping of some of these fresh products. If these vendors and suppliers do not fulfill orders to our customers’ satisfaction, including our customers’ expectation of quality, our customers may not purchase from us in the future. Further, if we are unable to produce sufficient inventory for any reason, we may also be dependent on third parties for products we usually produce ourselves.

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

Our operations depend, in part, on the availability of various raw materials, including paper for our catalog operations; corrugated paper for our delivery needs; and chocolate, butter, sugar and cheese used to produce some of our products, and fruit and produce that we do not grow ourselves. The availability of raw materials may decrease and their prices are likely to be volatile as a result of, among other things, changes in overall supply and demand levels, and new laws or regulations. Disruption in the supply of our raw materials could temporarily impair our ability to manufacture some of our products or require us to pay higher prices in order to obtain these raw materials from other sources. In the event our raw material costs increase, we may not be able to pass these higher costs on to our customers in full or at all. Any increase in the prices for raw materials could materially increase our costs and therefore lower our gross margins.

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

The U.S. gift, gourmet food gift and specialty foods industries are highly competitive. The market for specialty retail products has undergone significant changes and growth over the past several years as consumer spending levels have increased, leaving the industries in which we compete highly fragmented and open to entry by new competitors. We compete with national, regional and local businesses and Internet retailers, as well as department stores and specialty stores, discount stores, big box retailers, supermarkets, club store chains and mass merchants, some of whom are also customers that offer goods substantially similar to those we offer through our brands. Some of our existing and potential competitors may have competitive advantages over us, including larger customer bases, more widespread brand recognition, a more developed Internet presence or greater financial resources. We face a variety of competitive challenges, including:

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

The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand names or goodwill and cause a decline in consumer confidence, resulting in a decline in our sales. Any unauthorized use of our trademarks, such as Harry & David®, Fruit-of-the-Month Club®, Wolferman’s®, Royal Riviera® or Cushman Honeybells® by another party, in particular for use in connection with products of a lower quality than the products we offer, may dilute the value of our products and damage our reputation as a producer of high-quality, proprietary goods.

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

We have a significant amount of indebtedness. As of June 27, 2009, we had $198,671 of long-term debt outstanding, representing the total outstanding principal amount of our Senior Notes and the long-term portion of our capital lease obligations. As of June 27, 2009, we also had $123,939 available under our revolving credit facility, excluding $1,061 in letters of credit outstanding. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Our total available borrowing capacity at June 27, 2009 was $919.

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

Our operations are also subject to federal and state laws governing the collection and use of personal identifying information obtained from individuals when accessing the Internet. In addition, other governmental authorities have enacted and/or proposed regulations to govern the collection and use of personal information that may be obtained from customers or visitors when accessing the Internet. These regulations may include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC has made inquiries and investigations of companies’ practices with respect to their information collection and dissemination practices to confirm that these are consistent with stated privacy policies and to determine whether companies take precautions to secure consumers’ personal information. In some situations, the FTC has brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers’ personal information. Additionally, U.S. and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table summarizes the location and general size of facilities that we own and are used by our operating segments as of June 27, 2009.

Location	Function	Size
Medford, OR
	Campus	93 acres
	Orchards Planted / Undeveloped / Other	1,900/1,000/400 acres
	Manufacturing / Distribution	386,000 sq ft
	Call Center	72,000 sq ft
	Office	329,000 sq ft
	Warehouse / Cold Storage	260,000 sq ft

Location	Function	Size

Hebron, OH
	Campus	51 acres
	Packaging / Distribution / Warehouse	148,000 sq ft
	Call Center / Office	55,000 sq ft
	Cold Storage	127,000 sq ft

Our leased store space totaled 376,301 square feet for 138 stores as of June 27, 2009 compared to 390,098 square feet for 143 stores as of June 28, 2008. The retail stores are leased by us with original terms ranging generally from 5 to 20 years. Certain leases contain renewal options for periods of up to 10 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a negotiated threshold of sales after which a percent of sales is paid to the landlord.

The following table summarizes the location and general size of support facilities that we lease as of June 27, 2009.

Location	Function	Size
Medford, OR	Cold Storage	406,365 sq ft
Hebron, OH	Warehouse	50,000 sq ft
Eugene, OR	Call Center	26,500 sq ft

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate the expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are involved from time to time in claims and legal actions incidental to our operations, both as plaintiff and defendant. In the opinion of management as of June 27, 2009, the ultimate liability, if any, arising from the actions or claims to which we are a party is not expected to have a material adverse effect, individually or in the aggregate, on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no established public trading market for our common stock and we have no authorized preferred stock.

HOLDERS

The outstanding voting securities of Harry & David Holdings, Inc. consist of shares of its common stock, par value $0.01 per share. As of June 27, 2009, there were 1,033,295 shares of our common stock outstanding. As of June 27, 2009, all shares of Harry & David Holdings, Inc.’s common stock were held by funds sponsored by Wasserstein and their affiliates, Highfields and their affiliates, and current and former employees of Harry and David.

DIVIDENDS

Although we paid dividends in fiscal 2006 and fiscal 2005, we do not plan to pay dividends on our common stock for the foreseeable future. Rather, for the foreseeable future, we expect to retain any future earnings to support the development and expansion of our business or make additional payments under our credit facility.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information Summary

The table below sets forth information regarding our Equity Compensation Plans as of June 27, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	59,568	$113.92	57,136
Equity Compensation Plans not approved by security holders	—	—	—

Total	59,568	$113.92	57,136

RECENT SALES OF UNREGISTERED SECURITIES

None in the current fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial information as of June 27, 2009 and June 28, 2008, and for the 52 weeks ended June 27, 2009, June 28, 2008, and the 53 weeks ended June 30, 2007, has been derived from, and should be read together with, the audited consolidated financial statements and accompanying notes of Harry & David Holdings, Inc. appearing elsewhere in this Form 10-K.

The following discussion should also be read together with Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited Consolidated Financial Statements and accompanying notes appearing in Part IV, Item 15 in this Form 10-K.

	Fiscal Year Ended
Dollars in thousands, except per share data	June 27, 2009 (1)	June 28, 2008 (1)	June 30, 2007 (1)(3)	June 24, 2006 (1)	June 25, 2005 (1)
Statement of Operations Data:
Net sales	$489,596	$545,064	$561,017	$524,384	$490,738
Gross profit	202,429	249,170	265,806	221,995	220,743
Operating income (loss)	(27,906)	31,162	50,734	22,776	26,469
Net income (loss) from continuing operations	(19,733)	4,337	30,697	(5,661)	(5,274)
Net income (loss) from discontinued operations	(446)	271	1,304	(4,052)	951
Net income (loss)	(20,179)	4,608	32,001	(9,713)	(4,323)
Basic net income (loss) per share:
Continuing operations	(19.10)	4.20	29.90	(5.58)	(5.27)
Discontinued operations	(0.43)	0.26	1.27	(4.00)	0.95

Total basic net income (loss) per share	$(19.53)	$4.46	$31.17	$(9.58)	$(4.32)

Diluted net income (loss) per share:
Continuing operations	(19.10)	4.16	29.90	(5.58)	(5.27)
Discontinued operations	(0.43)	0.26	1.27	(4.00)	0.95

Total diluted net income (loss) per share	$(19.53)	$4.42	$31.17	$(9.58)	$(4.32)

Weighted-average shares used in per share calculations:
Basic	1,033,295	1,032,577	1,026,604	1,013,560	1,000,000

Diluted	1,033,295	1,043,471	1,026,604	1,013,650	1,000,000

Balance Sheet Data:
Cash and cash equivalents	$15,395	$40,792	$49,408	$18,637	$19,677
Working capital (2)	13,562	47,782	74,106	22,867	27,021
Total assets	276,692	356,637	370,518	350,183	339,606
Long-term debt	198,671	235,599	245,669	245,000	245,000
Stockholders’ equity (deficit)	(21,782)	4,152	4,264	(30,450)	(20,227)
Other Operating Metrics:
Increase (decrease) in store comparable sales (dollars)	$(14,514)	$(8,235)	$6,368	$9,937	$10,461
Increase (decrease) in store comparable sales (%)	(10.8)%	(6.0)%	4.9%	8.2%	8.8%

(1)	The fiscal 2007 sale of the Jackson & Perkins businesses is accounted for as discontinued operations in each of fiscal 2009, 2008, 2007, 2006, and 2005. For further information, refer to “Note 6 – Discontinued Operations” in our Consolidated Financial Statements within Part IV, Item 15 of this Form 10-K.

(2)	Working capital represents current assets (which includes cash and short-term investments), less current liabilities.

(3)	The fiscal year ended June 30, 2007 contained 53 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit and gourmet food products and other gifts, which are marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. We market our products through multiple channels, including direct marketing (via catalog, phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores, Cushman’s seasonal stores and wholesale distribution through select retailers.

Net sales are derived primarily from our Direct Marketing, Stores, and Wholesale segments. For further information on how we evaluate and define our reporting segments, see “Note 16 – Segment Reporting” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Our “Other” segment includes the business units that support our operations, including orchards, product supply, distribution, customer operations, facilities, information technology services and administrative and marketing support functions. The costs relating to the operation of these business units are allocated at cost to one of our operating segments through cost of goods sold or selling, general and administrative expense.

Acquisition of Wolferman’s business

On January 15, 2008, we completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand, for a net purchase price of $22,784. The operating results of Wolferman’s are included in our Direct Marketing and Wholesale segments according to the nature of the operating activity. For further information see “Note 5-Acquisitions” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Acquisition of Cushman’s business

On August 8, 2008, we completed the acquisition of substantially all of the assets of Cushman Fruit Company, Inc., a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, (“Cushman’s”) for a net purchase price of $8,509. Our revolving credit agreement was amended to permit the acquisition and to address other administrative matters. The operating results are included in both our Direct Marketing and Wholesale segments according to the nature of the operating activity. The acquisition was completed subsequent to our fiscal year ended June 28, 2008, and, as such, Cushman’s results of operations are not included in our fiscal 2008 or 2007 results. For further information see “Note 5-Acquisitions” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Sale of the Jackson & Perkins businesses

We sold our Jackson & Perkins business in the fourth quarter of fiscal 2007. In association with the sale of the Jackson & Perkins business, we also sold land in Wasco, California, which had been used primarily to support the rose growing operations of Jackson & Perkins, as well as the related buildings and equipment. We provided transitional services to the buyer through June of fiscal 2009.

For further information regarding the sale of the Jackson & Perkins businesses, see “Note 6 – Discontinued Operations” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

Unless otherwise noted, the results of our former Jackson & Perkins segment are generally not discussed in this management discussion and analysis, which is limited to continuing operations.

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

Accordingly, changing economic conditions or deviations from projected demand for products during the second fiscal quarter can have a materially favorable or adverse impact on our financial position and results for the full year. Because we commit to certain fixed costs in anticipation of expected sales during the holiday selling season in the second fiscal quarter, if our actual sales during that fiscal quarter are lower than anticipated, our results of operations, profitability and our liquidity will be negatively impacted. In addition, our primary growing season occurs during the fourth and first fiscal quarters. Because we must commit to certain costs before we know the results of a particular harvest, inclement weather conditions and agricultural pests leading to lower harvest yields can also negatively impact our sales and profitability. Additionally, a portion of our Direct Marketing sales are derived from Fruit-of-the-Month Club® product shipments. As such, results in this segment may vary between periods due to variations in fruit availability year-to-year, as well as other factors.

Several economic and industry trends and factors can impact our business, results of operations, liquidity and financial condition. Additionally, the amount of our outstanding debt could adversely affect our financial condition. For a discussion of risk factors, see “Item 1A – Risk Factors”, within Part 1 of this Form 10-K.

BASIS OF PRESENTATION

Fiscal Year

Our fiscal year ends the last Saturday of June of each year. There were 52 weeks in both fiscal 2009 and 2008 and 53 weeks in fiscal 2007.

The following discussion and analysis focuses on financial results of continuing operations. The historical results of our operations included in the following discussion do not reflect what our results of operations, financial position and cash flows may be in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates. For a further discussion of some of the risks that could cause actual results to differ from estimates, see “Item 1A – Risk Factors”, included in Part 1 of this Form 10-K.

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

Deferred revenue represents amounts received from customers for merchandise to be shipped in subsequent periods. We defer incremental direct costs of order processing related to those orders for which revenue is deferred. Revenues from sales of gift cards are deferred until redeemed. Our gift cards and certificates generally do not lose value over time and do not expire. Unredeemed gift cards or certificates that are subject to escheatment ultimately revert to the appropriate state and are not recorded as income. Unredeemed gift cards or certificates not subject to escheatment are recognized in income after being outstanding for ten years at which time we consider the possibility of redemption to be remote.

Inventories

Inventories in our Direct Marketing, Wholesale and Other segments are valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories in our Stores segment are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market using the retail inventory method. We estimate a provision for damaged, obsolete, excess, and slow-moving inventory based on specific identification and inventory aging reports. We provide for excess and obsolete inventories in the period when excess and obsolescence are determined to have occurred.

We capitalize into inventory both direct and indirect production costs. Indirect production costs include indirect labor and overhead costs related to growing, manufacturing and assembly. Costs of unharvested crops are included in inventory and include direct labor and other expenses related to unharvested fruit, including the amortization of orchard development costs. Fruit crop inventories are accounted for on a crop year that spans from November to October.

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

Intangible assets

Intangible assets primarily consist of trade names, trademarks, a proprietary recipe, customer mailing and rental lists and favorable lease agreements. The trade names, trademarks and the recipe have indefinite lives. The customer lists have a remaining estimated useful life of four years. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases, ranging from two to three years. Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, which is calculated on a discounted cash flow basis, an impairment loss would be recognized. The customer mailing lists and rental lists are amortized using a weighted-average method over the remaining estimated useful lives and favorable lease agreements are amortized using the straight-line method.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired through our acquisition of Wolferman’s and Cushman’s (see “Note 5-Acquisition” included in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K). Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As required by SFAS No. 142, we identified the Wolferman’s direct marketing division within our Direct Marketing segment as the reporting unit to be tested for goodwill impairment. We identified Cushman’s goodwill as allocated between our Direct Marketing division and our Wholesale division and tested for potential impairment at that level. The allocation of goodwill was based on the assignment of operating responsibilities and the reporting of financial results of the acquired business. (See “Note 5-Acquisition” included in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K).

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

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

We adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans, effective June 30, 2007 through a cumulative adjustment to accumulated other comprehensive income of $1,119, net of tax, we adopted Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ as of July 1, 2007 through a cumulative adjustment to retained earnings totaling $256, net of tax.

During June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles , a replacement of FASB Statement No. 162 (“FAS 168”), which establishes the FASB Accounting Standards Codification as the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. FAS 168 will become effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that period. We do not expect that the adoption of FAS 168 will have an impact on our results of operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement did not have a material effect on our consolidated statements. We evaluated subsequent events after the balance sheet date of June 27, 2009 through September 17, 2009, the date the financial statements were issued.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141 (Revised) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after fiscal 2010. After the effective date, we will apply the requirements of SFAS No. 141R-1 to any future business combinations.

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets, which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation in fiscal 2010. We are currently evaluating the impact of adopting FSP 132(R)-1 on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP 142-3 in fiscal year 2010. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are currently evaluating the impact the adoption of FSP 142-3 may have, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the effective date of December 15, 2008. We will apply the requirements of SFAS No. 141R to any future business combinations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which requires assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not elected the option to record certain financial assets and liabilities at fair value and, therefore, the adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and to allow additional time to resolve certain issues, the FASB delayed the effective date for one year for certain types of nonfinancial assets and nonfinancial liabilities, via the issuance of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. In April 2009, the FASB also issued FSP No. 157-4, which provides additional guidance in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. This FSP does not change the requirements in paragraphs 24–27 of Statement 157, which provide guidance on the use of Level 1 inputs. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009.

The adoption of this statement, except for nonfinancial assets and nonfinancial liabilities, did not have a material impact on our consolidated financial statements. We currently hold cash and cash equivalents that are subject to our current SFAS No. 157 adoption and are measured using Level 1 inputs. We are continuing our evaluation of the impact of adopting the provisions of SFAS No. 157 as it relates to nonfinancial assets and liabilities, primarily as it relates to the measurement of fair value used when evaluating goodwill, other intangible assets and certain other long-lived assets for impairment and valuing asset retirement obligations.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results from continuing operations for fiscal 2009, 2008 and 2007 (dollars in thousands).

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net sales	$489,596	$545,064	$561,017
Costs of goods sold	287,167	295,894	295,211

Gross profit	202,429	249,170	265,806

Operating expenses:
Selling, general and administrative	229,335	217,008	214,004
Selling, general and administrative – related party	1,000	1,000	1,068

	230,335	218,008	215,072

Operating income (loss)	(27,906)	31,162	50,734

Other (income) expense:
Interest income	(241)	(2,708)	(3,126)
Interest expense	21,476	25,227	28,199
Pension curtailment gain	—	—	(15,844)
Gain on debt prepayment	(15,416)	(303)	—
Other (income) expense, net	869	(39)	(348)

	6,688	22,177	8,881

Income (loss) from continuing operations before income taxes	(34,594)	8,985	41,853
Provision (benefit) for income taxes	(14,861)	4,648	11,156

Net income (loss) from continuing operations	(19,733)	4,337	30,697

Discontinued operations:
Gain (loss) on sale of Jackson & Perkins	(1,414)	282	6,713
Operating income (loss) on discontinued operations	632	8	(4,282)
Provision (benefit) for income taxes	(336)	19	1,127

Net income (loss) from discontinued operations	(446)	271	1,304

Net income (loss)	$(20,179)	$4,608	$32,001

Fiscal 2009 Operating Results Summary

In fiscal 2009, we experienced a challenging economic environment characterized by negative economic growth and reduced consumer confidence. The weaker economy contributed to lower sales in our Direct Marketing and Stores segments, offset by increases in our Wholesale segment related to the Cushman’s acquisition. Gross profit and gross margin declines were primarily related to lower overall product demand, higher product and delivery markdowns and discounts, and the effect of lower sales volume over our fixed costs. Our selling, general and administrative expenses rose due to $14,855 of non-cash charges related to goodwill, intangible assets and certain other long-lived assets; the addition of Wolferman’s® and Cushman’s ™ advertising costs, as well as severance costs, partially offset by lower advertising in the Harry and David Direct Marketing division and lower payroll costs. Despite the year’s challenges, we were able to complete the $8,509 acquisition of the Cushman’s business and to complete a partial repurchase of $20,366 of our outstanding bonds.

Net Sales

The following table summarizes our net sales from continuing operations and net sales by reportable business segment for the periods indicated (dollars in thousands).

	Fiscal 2009	Percent of Total	Fiscal 2008	Percent of Total	Fiscal 2007	Percent of Total
Direct Marketing	$325,902	66.6%	$372,552	68.4%	$384,439	68.5%
Stores	125,921	25.7	138,129	25.3	139,478	24.9
Wholesale	37,773	7.7	34,383	6.3	37,100	6.6

Total net sales	$489,596	100.0%	$545,064	100.0%	$561,017	100.0%

Net sales decreased $55,468, or 10.2%, to $489,596 for fiscal 2009 compared to $545,064 for fiscal 2008; decreased $15,953, or 2.8%, to $545,064 for fiscal 2008 compared to $561,017 for fiscal 2007. The extra week in fiscal 2007 contributed additional net sales of approximately $3,200 as compared to fiscal 2008.

Direct Marketing

Our Direct Marketing segment net sales, which include consumer catalog, Internet, business-to-business and outbound telemarketing channels, decreased $46,650, or 12.5%, to $325,902 for fiscal 2009 compared to fiscal 2008. The sales decline was driven by reduced overall order demand in our Harry and David Direct Marketing division and, to a lesser extent, lower average order size reflecting higher discounts and fewer items per order. These declines attributable to the Harry and David division were partially offset by the addition of Wolferman’s and Cushman’s products.

Direct Marketing segment net sales decreased $11,887, or 3.1%, to $372,552 for fiscal 2008 compared to fiscal 2007. The sales decline was driven by lower volumes resulting from soft consumer demand, a shift in our Fruit-of-the-Month Club® product shipments, and, to a lesser extent, the extra week in fiscal 2007, which contributed approximately $1,400 of net sales in fiscal 2007. The decline was partially offset by higher average selling prices as well as sales volume from our newly acquired Wolferman’s products.

Stores

Our Stores segment net sales decreased $12,208, or 8.8%, to $125,921 for fiscal 2009 compared to fiscal 2008 as comparable store sales decreased 10.8%, or $14,514. The decrease was driven by lower customer traffic and overall transaction volume, reflecting similar trends in the broader retail environment. The decrease was partially offset by the contribution of $624 from our new (non-comparable) stores.

Fiscal 2008 Stores segment net sales decreased $1,349, or 1.0%, to $138,129 compared to fiscal 2007 as comparable store sales decreased approximately 6.0%, or $8,235, offset by $7,993 of new store sales volume. The decrease in Stores segment net sales was due to lower customer traffic and the extra week in fiscal 2007, which contributed approximately $1,600 of net sales in fiscal 2007. The decrease was partially offset by new (non-comparable) store sales and higher average selling prices. Comparable stores sales declined 4.9%, or $6,726, after adjusting for the extra week in fiscal 2007.

A store becomes comparable in the first fiscal month after it has been open for a full twelve months, at which point its results are included in comparable store sales. When a store’s square footage has been changed as a result of reconfiguration or relocation within the same retail complex, the store continues to be treated as a comparable store.

The following table summarizes our store openings and closures for the last three fiscal years:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Stores in operation, beginning of period	143	135	130
Stores opened	1	13	6
Store closures	(6)	(5)	(1)

Stores in operation, end of period	138	143	135

The Company also operated two Cushman’s seasonal stores during fiscal year 2009.

Wholesale

Our Wholesale segment net sales increased $3,390, or 9.9%, to $37,773 for fiscal 2009 compared to fiscal 2008. The increase was primarily due to the addition of Cushman’s wholesale activity as well as year-over-year increases in commercial fruit sales, slightly offset by lower volumes with certain wholesale customers.

In fiscal 2008, net sales decreased by $2,717, or 7.3%, to $34,383 as compared to fiscal 2007. The decrease was primarily due to lower repeat volumes with certain customers and the extra week in fiscal 2007, which contributed approximately $200 of net sales. The decrease was partially offset by new wholesale customers and Wolferman’s wholesale activity.

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

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars in thousands).

	Fiscal 2009	Percent of Sales	Fiscal 2008	Percent of Sales	Fiscal 2007	Percent of Sales
Direct Marketing	$138,752	42.6%	$179,467	48.2%	$188,469	49.0%
Stores	57,458	45.6	65,550	47.5	69,514	49.8
Wholesale	6,219	16.5	4,153	12.1	7,823	21.1

Total gross profit	$202,429	41.3%	$249,170	45.7%	$265,806	47.4%

Gross profit decreased $46,741, or 18.8%, in fiscal 2009 from fiscal 2008 and decreased $16,636, or 6.3%, in fiscal 2008 from fiscal 2007. The extra week in fiscal 2007 contributed additional gross profit of approximately $1,200 as compared to fiscal 2008. Consolidated gross profit as a percentage of consolidated net sales was 41.3%, 45.7%, and 47.4% in fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

Direct Marketing

Our Direct Marketing segment gross profit decreased $40,715, or 22.7%, to $138,752 in fiscal 2009 from fiscal 2008. Gross profit as a percentage of Direct Marketing segment net sales was 42.6% in fiscal 2009 as compared to 48.2% in fiscal 2008. The gross profit and gross margin declines were primarily due to lower overall product demand, higher product and delivery markdowns and discounts, and, to a lesser extent, the addition of slightly lower gross margins in our acquired brands. Also contributing to the declines were increased inventory write-downs, higher material costs, and the effect of lower sales volume over our fixed costs, slightly offset by lower delivery expense.

Direct Marketing segment gross profit decreased $9,002, or 4.8%, to $179,467 in fiscal 2008 from fiscal 2007. Gross profit as a percentage of Direct Marketing segment net sales was 48.2% in fiscal 2008 as compared to 49.0% in fiscal 2007. The gross margin decline was due to a combination of increased fulfillment and delivery costs as well as a favorable inventory adjustment to prior year costs of goods sold. These declines were partially offset by improved variable product margin as selected sales price increases helped offset some of the increase in product costs as well as lower cost allocations from our manufacturing and corporate support divisions.

Stores

Our Stores segment gross profit decreased $8,092, or 12.3%, to $57,458 in fiscal 2009 from fiscal 2008. Gross profit as a percentage of Stores segment net sales was 45.6% in fiscal 2009 and 47.5% in fiscal 2008. The gross profit decline in fiscal 2009 was primarily due to lower sales volume and increased product discounts. The decline in gross margin was attributable to higher product discounts reflecting a more aggressive promotional stance driven by increased competition across the broader retail market.

Stores segment gross profit decreased $3,964, or 5.7%, to $65,550 in fiscal 2008 from fiscal 2007. Gross profit as a percentage of Stores segment net sales was 47.5% in fiscal 2008 and 49.8% in fiscal 2007. The gross margin decline in fiscal 2008 was primarily driven by higher allocated costs from our manufacturing and support divisions, as discussed above, increased product costs and higher freight. These factors were partially offset by higher average selling prices. The gross profit decrease was driven by lower transaction volume as a result of weaker consumer traffic in our comparable stores and the extra week in fiscal 2007, which contributed approximately $600 of segment gross profit, as well as the factors discussed above, partially offset by the contribution of eight net new stores.

Wholesale

Our Wholesale segment gross profit increased $2,066, or 49.7%, to $6,219 in fiscal 2009 from fiscal 2008. Gross profit as a percentage of segment net sales was 16.5% and 12.1% for fiscal 2009 and 2008, respectively. The gross profit and gross margin increases were primarily attributable to the addition of Cushman’s, lower overall freight costs, lower inventory write-offs and favorable overhead costs.

Wholesale segment gross profit decreased $3,670, or 46.9%, to $4,153 in fiscal 2008 from fiscal 2007. Gross profit as a percentage of segment net sales was 12.1% and 21.1% for fiscal 2008 and 2007, respectively. The gross profit and margin decline in fiscal 2008 was largely due to higher allocated costs from our manufacturing and support division, (as discussed above under Direct Marketing), which were coupled with lower sales volume. Also contributing to the decline were higher inventory write-offs and higher delivery, freight and fulfillment costs and the extra week in fiscal 2007 which contributed approximately $100 of gross profit.

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

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment as a percentage of net sales for the periods indicated (dollars in thousands).

	Fiscal 2009	Percent of Sales	Fiscal 2008	Percent of Sales	Fiscal 2007	Percent of Sales
Direct Marketing	$153,126	47.0%	$140,259	37.6%	$140,882	36.7%
Stores	71,958	57.1	74,408	53.9	70,842	50.8
Wholesale	5,251	13.9	3,341	9.7	3,348	9.0

Total selling, general and administrative expenses	$230,335	47.0%	$218,008	40.0%	$215,072	38.3%

Selling, general and administrative expenses increased $12,327, or 5.7%, to $230,335 in fiscal 2009 from fiscal 2008 and increased $2,936, or 1.4%, to $218,008 in fiscal 2008 from fiscal 2007. The extra week in fiscal 2007 contributed additional selling, general and administrative expenses of approximately $2,700 as compared to fiscal 2008.

The increase in selling, general and administrative expense in fiscal 2009 was primarily due to $14,855 of non-cash impairment charges as previously discussed and the addition of Wolferman’s and Cushman’s™ advertising costs in the Direct Marketing segment, severance charges, partially offset by lower advertising costs in the Harry and David Direct Marketing division and lower payroll costs. There were no incentive compensation expenses in fiscal 2009 or fiscal 2008.

The increase in selling, general and administrative expense in fiscal 2008 was primarily due to a combination of higher advertising costs in our Direct Marketing segment, higher payroll and related benefit expense tied to merit and personnel increases, higher lease and operating costs related to our new stores and store impairment charges. Also contributing to the increase were support and integration costs associated with our Wolferman’s acquisition. These increases were partially offset by a material decrease in incentive compensation expenses.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 47.0%, 40.0%, and 38.3% for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Other (Income) Expense, net

Other (income) expense consists of interest and other non-operating expense (income). The following table summarizes other (income) expense for the periods indicated (dollars in thousands.)

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net interest expense	$21,235	$22,519	$25,073
Gain on debt prepayment	(15,416)	(303)	—
Pension curtailment gain	—	—	(15,844)
Other (income) expense, net	869	(39)	(348)

Total other (income) expense	$6,688	$22,177	$8,881

Net interest expense decreased from fiscal 2008 to fiscal 2009 and from fiscal 2008 to fiscal 2007 primarily due to a lower outstanding balance on our Senior Notes resulting from our debt repurchases in both fiscal 2009 and 2008. The interest expense savings was partially offset by lower interest income as we had less available cash to invest in fiscal 2009 compared to fiscal 2008. As a result of the debt repurchases, we recorded a gain on debt prepayment in both fiscal 2009 and 2008, as discussed in “Note 8 – Borrowing Arrangements” in Item 15 in this Form 10-K.

The pension curtailment gain in fiscal 2007 was a result of the freeze of our qualified and non-qualified pension plans.

Other (income) expense, net is comprised of expenses related to FIN 48 liabilities and the write-off of a cost basis investment in fiscal 2009, miscellaneous other income in fiscal 2008 and legal settlement income in 2007.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to the net result of permanent differences, changes in the valuation allowance and the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state tax effective rates were 43.0%, 51.7% and 26.7% in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

In fiscal 2009, the effective tax rate for continuing operations was higher than the federal statutory tax rate primarily due to a decrease in tax reserves under FIN 48 of $341, the recognition of General Business Credits of $388, state tax benefit of $1,734, and the Domestic Production Activities Deduction of $220. The effective tax rate in fiscal 2008 was higher than the statutory rate primarily due to a mid-year structural reorganization that resulted in a higher state tax expense and cumulative adjustments to deferred tax items of $686 due to changes in the state tax rate as well as an increase in tax reserves under FIN 48 of $881, offset by the reversal of the remaining valuation allowance of $795. The effective tax rate in fiscal 2007 is lower than the statutory rate primarily due to a reversal of the valuation allowance of $3,309. The valuation allowance offsets deferred tax assets in accordance with SFAS No. 109. For further information see “Note 3 – Summary of Significant Accounting Policies – Income Taxes” and “Note 10 – Income Taxes” in the notes to our audited consolidated financial statements included in Part IV, Item 15 in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At June 27, 2009, our primary sources of liquidity were cash and cash equivalents of $15,395 and unused borrowings under our revolving credit facility of approximately $123,939 to the extent of our current available borrowing base. As of June 27, 2009, we had no borrowings outstanding and $1,061 in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at June 27, 2009, were approximately $919. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility to finance operations leading up to the holiday selling season. Our available cash and borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during our second fiscal quarter because of the holiday selling season (see “Seasonality” below).

The deterioration of the financial, credit and housing markets has led to declines in consumer confidence, reduced credit availability, and liquidity concerns. We have factored these concerns into our current business plans and have responded by implementing significant cost and capital savings initiatives. Based upon our historical results, current operations and strategic plans, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our operations for the next twelve months. However, if the macroeconomic environment were to continue to deteriorate, it is possible that consumer spending could decline further and impact our cash flows, which may require us to seek other forms of working capital. It is also possible that due to the impact of worsening economic conditions on our business, should we need to access our credit facility, it may not be available in full, or at all, for future borrowings, due to borrowing base and other limitations.

Cash Flows from Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations totaled $4,897 in fiscal 2009, compared to cash provided by operating activities was $25,482 and $46,496 in fiscal 2008 and fiscal 2007, respectively. Operating cash decreased in fiscal 2009 and 2008 primarily due to lower operating income as previously discussed.

Cash Flows from Investing Activities from Continuing Operations

Cash used in investing activities from continuing operations totaled $68 in fiscal 2009 and consisted primarily of $8,509 for the acquisition of Cushman’s business and capital expenditures of $6,678 partially offset by $15,097 in proceeds from the sale of short-term investments. Capital expenditures in fiscal 2009 consisted primarily of distribution and operations projects.

Cash used in investing activities from continuing operations totaled $30,398 in fiscal 2008 and consisted primarily of $22,784 for the acquisition of Wolferman’s, capital expenditures of $17,855, and $14,964 for the purchase of short-term investments partially offset by $25,173 in proceeds from the sale of short-term investments. Capital expenditures in fiscal 2008 consisted primarily of cash used to fund our ERP system implementation, the development of new stores, our transportation and fulfillment management systems and our new optical defect pear sorter.

For fiscal 2007, cash used in investing activities from continuing operations were $45,851 and consisted primarily of $51,838 for the purchases of short-term investments and capital expenditures of $21,459, partially offset by $27,429 in proceeds from the sale of short-term investments. Capital expenditures for fiscal 2007 included investment in an ERP system, additional manufacturing capacity, new stores, a new transportation and fulfillment management system to support distribution, and infrastructure spending for our seasonal call center in Eugene, Oregon.

We currently expect our investing activities in fiscal 2010 to include capital expenditures of between $4,000 and $5,000, consisting primarily of spending for manufacturing and distribution facility upgrade projects, retail store refurbishment and ongoing IT infrastructure projects. However, our actual capital expenditures for fiscal 2010 may differ from those currently anticipated depending upon the size and nature of new business opportunities, actual cash flows generated by operations, and the timing of new project spending.

Cash Flows from Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations totaled $21,156, $11,008 and $60 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Cash used in financing activities in fiscal 2009, 2008 and 2007 primarily consisted of borrowings and repayments on our revolving credit facility, funds used to buyback our Senior Notes of $20,366, $9,405 and $0, respectively, and repayments for our capital lease obligations of $790, $1,684 and $1,077, respectively. Cash used in financing activities in fiscal 2007 were partially offset by $1,017 in proceeds from the exercise of stock options.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations were $724 and $3,147 in fiscal 2009 and 2008 and a usage of cash of $12,674 in fiscal 2007. Cash provided by operating activities in fiscal 2009 and 2008 was attributable to cash payments made to us for transitional services we provided to the buyers of the Jackson & Perkins business. Cash used in operating activities in fiscal 2007 was primarily comprised of amounts related to the operations of Jackson & Perkins, which was sold in the fourth quarter of fiscal 2007.

Cash provided by investing activities from the discontinued Jackson & Perkins operations was $0, $4,161 and $42,860 in fiscal 2009, 2008 and 2007, respectively. Cash provided by investing activities in fiscal 2008 consisted of proceeds from the divestiture of the Jackson & Perkins business. Cash provided by investing activities in fiscal 2007 was primarily comprised of proceeds from such divestiture partially offset by $185 of capital expenditures.

The divested Jackson & Perkins business did not impact our historical cash flows from financing activities.

Borrowing Arrangements

Revolving Credit Facility

Our principal sources of liquidity are available cash, cash flows from operations, and borrowings under our revolving credit facility. The revolving credit facility has a maturity date of March 20, 2011. Our ability to borrow under the revolving credit facility is subject to compliance with the borrowing base and with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate, based on the higher of the federal funds rate plus 0.5% or the corporate base lending rate of UBS AG, or a Eurodollar rate, based on the rate offered in the London interbank market (“LIBOR”), plus in each case a borrowing margin based on our consolidated leverage ratio.

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

The revolving credit facility requires mandatory prepayments upon the receipt of proceeds from certain asset sales, casualty events and debt offerings. In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31 each year an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of at least $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. We also are also subject to an annual limitation on our capital expenditures, subject to certain adjustments, through the terms of the revolving credit facility.

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Item 1A – Risk Factors” in this Form 10-K. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture. At June 27, 2009, we were in compliance with all of our covenants under the credit agreement.

Long-term Debt

As of June 27, 2009, Harry and David, our wholly owned subsidiary, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012, and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The $58,170 in Senior Floating Rate Notes accrues interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.67% and 7.68% at June 27, 2009 and June 28, 2008, respectively. The $140,192 in Senior Fixed Rate Notes accrues interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

In fiscal 2009 and 2008, we repurchased $36,638 and $10,000 of our Senior Notes in open market transactions, respectively, which resulted in net gains recognized of $15,416 and $303, respectively. See “Note 8-Borrowing Arrangements” in the notes to our audited consolidated financial statements in Part IV, Item 15 in this Form 10-K.

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

At June 27, 2009, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

While our recent acquisitions were financed with cash on hand, we expect to finance any future acquisitions using cash, capital stock, debt securities or the assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financings. We may not be able to obtain an increase in the amounts available under our revolving credit facility on satisfactory terms, if at all, and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. We may also incur expenses in pursuing acquisitions that are never consummated.

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

Certain funds sponsored by Wasserstein Partners, LP, and its affiliates (“Wasserstein”) and certain funds sponsored by Highfields Capital Management LP (“Highfields”) currently own approximately 63% and 34%, respectively, of our common stock. Wasserstein and/or Highfields have, and may continue to, purchase our outstanding Senior Notes in open market purchases, privately negotiated transactions or otherwise. Such purchases will depend on prevailing market conditions and other factors, and there can be no assurance as to when or whether any such purchases may occur. The amounts involved may be material.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of June 27, 2009 (dollars are in thousands).

	Amounts due by period
	Total	Less than 1 year	1-3 years	4-5 Years	More than 5 years
Long-term debt obligations	$198,362	$—	$58,170	$140,192	$—
Estimated interest payments on long-term debt (1)	56,385	15,916	31,006	9,463	—
Capital lease obligations (2)	483	161	322	—	—
Operating lease obligations	106,731	18,606	29,782	13,100	45,243
Purchase obligations	58,326	58,326	—	—	—
Pension obligations	28,072	1,909	14,213	11,950	—
Other miscellaneous obligations	1,024	158	420	258	188

Total	$449,383	$95,076	$133,913	$174,963	$45,431

(1)	Estimated interest payments exclude interest on borrowings under our revolving credit facility because we are unable to estimate future borrowings. Because we are unable to predict future LIBOR rates, for purposes of calculating estimated interest payments, we assumed an interest rate of 5.67% per annum on our floating rate notes for all periods, the applicable interest rate as of June 27, 2009.

(2)	Capital lease obligations include payments for principal and interest.

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

NON-U.S. GAAP FINANCIAL MEASURE: EBITDA

Regulation G, Conditions for Use of Non-GAAP Financial Measures, Item 10(e) of Regulation S-K, define and prescribe the conditions of use of certain non-U.S. GAAP financial information. Our measure of EBITDA meets the definition of a non-U.S. GAAP financial measure.

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

Our fiscal 2009 EBITDA from continuing operations decreased $44,720, or 86.0%, from fiscal 2008 primarily due to a decline in operating performance, as described above. EBITDA from continuing operations in fiscal 2008 decreased $34,028, or 39.6%, from fiscal 2007, primarily due to the decline in operating performance, and to a lesser extent, due to the $15,844 non-cash pension curtailment gain in fiscal 2007 resulting from the pension freeze, which took effect June 30, 2007.

The following table reconciles EBITDA from continuing operations to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in thousands).

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net income (loss) from continuing operations	$(19,733)	$4,337	$30,697
Interest expense, net from continuing operations	21,235	22,519	25,073
Provision (benefit) for income taxes from continuing operations	(14,861)	4,648	11,156
Depreciation and amortization from continuing operations	20,635	20,492	19,098

EBITDA from continuing operations	$7,276	$51,996	$86,024
Interest expense, net from continuing operations	(21,235)	(22,519)	(25,073)
Provision (benefit) for income taxes from continuing operations	14,861	(4,648)	(11,156)
Amortization of deferred financing costs	2,435	2,604	2,669
Stock option compensation expense	482	552	577
Loss on disposal and impairment of fixed assets and other long-lived assets	15,045	1,665	770
Gain on short-term investments	(64)	(426)	(407)
Deferred income taxes	(3,213)	(22,916)	10,818
Amortization of deferred pension loss	1,695	—	—
Pension curtailment gain	—	—	(15,844)
Gain on debt prepayment	(15,416)	(303)	—
Changes in operating assets and liabilities from continuing operations	(6,763)	19,477	(1,882)

Net cash provided by (used in) operating activities from continuing operations	(4,897)	25,482	46,496
Net cash provided by (used in) operating activities from discontinued operations	724	3,147	(12,674)

Net cash provided by (used in) operating activities	$(4,173)	$28,629	$33,822

Because each of the different items of expense and/or income set forth below are not included in each period presented, net income (loss) and EBITDA for fiscal 2009, 2008 and 2007 may not be comparable, and may not be indicative of future results.

In fiscal 2009, net loss and EBITDA from continuing operations included:

•	$15,416 net gain on repayment of long-term debt;

•	$14,855 of non-cash charges of goodwill, intangibles, certain other long-lived assets;

•	$3,899 of inventory write-off expenses;

•	$3,693 of severance related expenses;

•	$1,789 of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$300 of income associated with a vendor settlement;

•	$820 of amortization and integration expenses related to our acquisitions;

•	$190 loss on disposal of fixed assets;

•	$1,000 of fees paid to Wasserstein and Highfields under the management agreement;

•	$89 of expenses related to land rezoning;

•	$237 of approved relocation and recruitment charges;

•	$325 related to the write down of a cost basis investment; and

•	$577 of expenses related to FIN 48 liabilities.

In fiscal 2008, net income and EBITDA from continuing operations included:

•	$5,279 of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$1,665 loss on disposal and impairment of fixed assets and long-lived assets;

•	$1,108 of severance and re-organization payroll and benefits;

•	$1,000 of fees paid to Wasserstein and Highfields under the management agreement;

•	$599 of expenses for certain deferred costs relating to prior years;

•	$442 expense for certain inventory adjustments related to our ERP conversion;

•	$324 of expense related to inventory step-up purchase accounting amortization;

•	$304 of costs associated with legal settlements;

•	$248 of employee executive recruiting charges;

•	$303 net gain on prepayment of long-term debt; and

•	$204 of income relating to indemnified FIN 48 liabilities.

In fiscal 2007, net income and EBITDA from continuing operations included:

•	$15,844 non-cash pension curtailment gain;

•	$3,336 of consulting fees associated with the implementation of our ERP software project, other IT and corporate projects;

•	$1,185 severance;

•	$1,068 of fees paid to Wasserstein and Highfields under our management agreement;

•	$770 loss on disposal of fixed assets;

•	$734 of employee executive recruiting charges;

•	$566 loss associated with a straight-line rent adjustment on our store leases;

•	$1,592 favorable cost of goods sold adjustment due to the reconciliation of aged unmatched receipts identified in the ERP conversion process;

•	$527 of income recognized from legal and vendor settlements; and

•	$264 income due to a settlement gain on our pension plans.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and commodity prices, which could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities and if deemed necessary, the use of derivative financial instruments. If we begin to use such derivative financial instruments, they will be used as risk management tools and not for speculative investment purposes. As of June 27, 2009, we have no derivative financial instruments in use.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 27, 2009, the end of the period covered by this Form 10-K. Based upon the evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 27, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of June 27, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of June 27, 2009. During this process, we identified control improvements, none of which constitute a material weakness, either individually or in the aggregate, and implemented a process to investigate and, as appropriate, remediate such matters. We are continuing to review, evaluate, document and test our internal controls and procedures and may identify areas where disclosure and additional corrective measures are required. We also continue to look for methods to improve our overall system of controls.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-K.

During the year ended June 27, 2009, we took several steps to improve the effectiveness of our internal controls. Specifically we:

•	strengthened our controls in the preparation and review of critical accounting estimates;

•	strengthened our controls and procedures over inventory; and

•	continued to strengthen our IT general controls, particularly in the areas of change control, segregation of duties and physical/logical access to data.

There were no changes in our internal controls during fiscal 2009 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting for the fiscal year ended June 27, 2009. The process and control improvements described above were not material.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to the Company’s directors and executive officers, as of the date hereof.

Name	Age	Position

William H. Williams	61	President, Chief Executive Officer and Director

Stephen V. O’Connell	51	Former Chief Financial Officer, Chief Administrative Officer and Director

Edward F. Dunlap	53	Chief Financial Officer

Cathy J. Fultineer	52	Executive Vice President, Brand Development and Product Innovation

Peter D. Kratz	55	Executive Vice President, Operations and Wholesale Segment

Rudd C. Johnson	59	Executive Vice President, Human Resources

Donald L. Cato	61	Senior Vice President and General Manager, Customer Operations

Joseph P. Foley	54	Senior Vice President and General Manager, Stores

Philip W. Young	53	Senior Vice President and General Manager, Direct Marketing

Ellis B. Jones	55	Director

George L. Majoros, Jr.	48	Director

Bruce Wasserstein	61	Director

Officers are elected annually by the board of directors and hold office until the next annual election of officers or until their successors are elected and qualified. Wasserstein, together with current and former employees of Harry and David, currently owns approximately 66% of our common stock and Highfields currently owns approximately 34% of our common stock. As a result, Wasserstein, alone or together with Highfields, will effectively be able to control, and Highfields, alone or together with Wasserstein, will be able to influence, the Company’s affairs and policies, the election of our directors and the appointment of the Company’s management. A majority of the members of the board of directors are currently representatives of Wasserstein. We currently do not have any board committees.

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

Stephen V. O’Connell became our Chief Financial Officer and Chief Administrative Officer as of July 2004. Before joining us, he was a Managing Director of Wasserstein and was employed by Wasserstein and its predecessor firm, Wasserstein Perella & Co., Inc., since 1997. Prior to joining Wasserstein, Mr. O’Connell was employed for seven years with EXOR America, a private equity firm controlled by the Agnelli family, and for the previous three years with Salomon Brothers in the Investment Banking Group. He previously served on boards of directors of All-Clad, Odwalla (board observer) and Collins and Aikman Corporation. As previously announced, Mr. O’Connell resigned his positions with the Company effective June 30, 2009.

Edward F. Dunlap joined Harry & David as Senior Vice President, Chief Financial Officer on August 10, 2009. Prior to joining the Company, Mr. Dunlap served as Chief Financial Officer for Shaklee Corporation for three years, prior to which he held various executive positions with Wild Oats Markets, Inc. from 2001 to 2005, most recently as Senior Vice President of Operations and prior to that, Chief Financial Officer.

Cathy J. Fultineer assumed her new role as Executive Vice President of Brand Development and Product Innovation on January 26, 2009, after previously being promoted to Executive Vice President, Sales and Marketing, on March 1, 2006. Ms. Fultineer rejoined us as Senior Vice President and General Manager of Stores in 2003. Prior to rejoining our company, Ms. Fultineer was at Brylane LP, where she was Executive Vice President of Missy Apparel Group, Chadwick’s and Lerner Brands from November 2001 to June 2003. She originally joined us in November 1996 as Vice President of Marketing and Merchandising and was promoted to Senior Vice

President of Marketing and Merchandising in June 1998. In April 2000, Ms. Fultineer was promoted to Senior Vice President and General Manager of Direct Marketing, a position she held until joining Brylane LP in November 2001. Prior to her experience at our company, Ms. Fultineer worked in merchandising for 15 years, including a five-year tenure with Neiman Marcus as Vice President and Division Merchandise Manager for NM Direct, and as a Buyer and Group Buyer for four years at Gucci America Inc.

Peter D. Kratz was promoted to Executive Vice President, Operations, on March 1, 2006, and assumed the additional responsibility of Wholesale Segment on January 26, 2009. Mr. Kratz joined our company in 1999 as Senior Vice President and General Manager, Product Supply. Prior to joining us, Mr. Kratz spent eight years with Sara Lee Bakery, where he left as Vice President of Frozen Baked Goods Operations at the Chicago Headquarters. Prior to that, Mr. Kratz held positions at Procter & Gamble and Pepperidge Farm, Inc.

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

Donald L. Cato has been our Senior Vice President and General Manager, Customer Operations since 2000, and also assumed direct management responsibilities for the Medford Call Center on January 26, 2009. Mr. Cato joined the Company as Vice President, Stores Distribution in 1995. In 1997, he assumed the role of Vice President, Bear Creek Gardens. He was promoted to Senior Vice President, Distribution in 1998. Prior to joining the Company, Mr. Cato accumulated 24 years of experience in various senior management positions with Dayton Hudson Corporation, Target Stores, Carter Hawley Hale and Younkers Department Stores.

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

COMPENSATION DISCUSSION AND ANALYSIS

The following “Compensation Discussion and Analysis” describes the material elements of compensation for the following individuals, collectively referred to as the “named executive officers”:

•	William H. Williams, President and Chief Executive Officer

•	Stephen V. O’Connell, Former Chief Financial Officer and Chief Administrative Officer

•	Cathy J. Fultineer, Executive Vice President, Brand Development and Product Innovation

•	Peter D. Kratz, Executive Vice President, Operations and Wholesale

•	Rudd C. Johnson, Executive Vice President, Human Resources

Our board of directors is responsible for oversight of the compensation plans for executives and other senior management, reviewing compensation levels and approving compensation policies. Our compensation policies are intended to attract, motivate and reward highly qualified executives for the execution of specific long-term strategic management goals and the enhancement of stakeholder value.

Non-management members of the board of directors review the reasonableness of, and approve recommendations regarding, the compensation of our named executive officers and other senior management. Our executive officers make recommendations to the board of directors regarding the compensation of all executive officers, other than the Chief Executive Officer, and the metrics appropriate for measuring officers’ performance. The compensation of the Chief Executive Officer and the other named executive officers is reviewed and determined solely by the board of directors. Our executive officers and the board of directors are authorized to retain any consultants they believe are necessary or appropriate in making compensation decisions. In fiscal 2009, however, the board of directors did not retain any compensation consultants.

In developing the executive officers’ compensation for fiscal 2009, the board of directors primarily considered historical compensation levels within the company, and to a lesser extent prevailing rates for comparable positions in the marketplace.

The compensation of executive officers consists of the following components:

•	Base salary;

•	Annual cash incentive compensation;

•	Long-term equity incentive awards; and

•	Perquisites.

Base Salary. We pay base salary to provide meaningful levels of cash compensation to executives while allowing us to manage our fixed costs. The salaries are reviewed annually and are based on the following: job scope and responsibilities; company, business unit and individual performance; and competitive rates for similar positions as indicated by periodic review of salaries in the general marketplace. There were no pay increases during fiscal 2009, and as of April 1, 2009 through July 31, 2009, the amounts of each named executive’s base salary was reduced as follows: Mr. Williams 30%, and Mr. O’Connell, Mr. Kratz, Ms. Fultineer and Mr. Johnson 25%, referred to as temporary pay reduction.

Annual Cash Incentive Compensation. We believe that a significant portion of the annual cash compensation of our executive officers should be contingent upon a comparison of our performance against board-approved, pre-established financial objectives and, to a lesser extent, on specific objectives for the individual officer. The specific financial objectives of our plan focus on EBITDA, as reported in our annual report on Form 10-K, adjusted for certain events as discussed elsewhere in this document. We do not disclose actual targets because we believe such disclosure would cause us competitive harm. Our incentive compensation program is designed to reward sales growth and profit performance. Each executive officer is given a target bonus equal to a fixed percentage of base salary with the target percentage increasing with increased job responsibility. The targets are reviewed periodically, and like base salaries, are based on job scope and responsibilities. Actual payouts are based on company and individual performance. These targets are intended to be “stretch goals” but to also be achievable. Incentive compensation was earned during fiscal 2007; however, goals were not attained during fiscal years 2008 or 2009 to warrant any incentive compensation.

In fiscal 2009, senior management, including the Chief Executive Officer and other named executive officers, were required to meet pre-established financial performance thresholds to become eligible to receive a bonus. If the thresholds were met, then the bonus payout would be equal to 100% of the target bonus. In fiscal 2009, the pre-established performance thresholds were not met and, as a result, the board of directors did not approve a payout for any of our officers, including the named executive officers.

Principal Executive Officer: Mr. Williams has a target bonus of 70% of his base salary.

Principal Financial Officer: Mr. Dunlap has a target bonus of 50% of his base salary.

Former Principal Financial Officer: Mr. O’Connell has a target bonus of 40% of his base salary.

Other Executive Officers: Ms. Fultineer and Messrs. Kratz, and Johnson have target bonuses equal to 50% of their base salaries.

For fiscal 2010, named executive officers and other senior management will be eligible to earn their target bonus if the company meets certain financial goals. Final details of the incentive compensation plan for fiscal 2010 are not yet complete.

Long-Term Equity Incentive Compensation. On February 18, 2005, we adopted our 2004 Stock Option Plan, which was subsequently amended on November 9, 2006. The plan provides for the grant of incentive stock options and non-qualified stock options, exercisable for shares of our common stock. We do not grant long-term equity incentives each year, but view this aspect of compensation to be an equitable adjustment factor to be used periodically by our board of directors. A total of 150,000 shares of our common stock are currently available for option grants under this plan. As of June 27, 2009, we had granted options to purchase 103,795 shares of our common stock under the plan to certain members of our senior management team and one outside consultant.

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

401(k) Plan. In order to promote retirement savings and their financial well-being, our employees, including management, are eligible to participate in our 401(k) Retirement Savings Plan, a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, we provided matching contributions equal to 100% of the participant’s eligible contributions for the first 5% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s applicable earnings (for 2009, this limit is $245,000) for six months. On January 1, 2009, this provision was suspended for all employees. In fiscal 2009, each of the named executive officers received a matching contribution from us of $5,750.

Perquisites and Personal Benefits. We provide executive benefits and perquisites as denoted below to compete for executive talent and to promote the well-being and financial security of our named executive officers. A description of the executive benefits and perquisites, and the costs associated with providing them for the named executive officers, is reflected in the “All Other Compensation” column of the 2009 Summary Compensation Table below. We do not view perquisites as a significant component of our overall compensation package, but do believe they can be useful in conjunction with base salary to attract and retain individuals in a competitive environment.

•	Auto Allowance

•	Executive Life Insurance

•	Financial Planning

•	Discount on Purchases as Board Members

On April 1, 2009, the Auto Allowance Perquisite was rolled into the base salary of the named executive officers. On the same day it was announced that the Financial Planning Perquisite would also be discontinued for the 2009 and future Tax Years. However, payments will still be made for planning expenses associated with tax years prior to 2009.

For details on amounts paid for perquisites and personal benefits see “All Other Compensation” table under Executive Compensation.

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

The following table shows the total monthly annuity benefit payable at normal retirement age from our Employees’ Pension Plan, which we call the Qualified Plan, and our Excess Pension Plan, which we call the Nonqualified Plan. The monthly annuity benefit shown below represents the total benefits under both the Qualified Plan and the Nonqualified Plan. Under the Qualified Plan, plan compensation is limited by Internal Revenue Code Section 401(a)(17). For calendar 2009, plan compensation is limited to $245,000.

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

The benefits in the pension plan table for all of our officers at the Senior Vice-President level and higher as of December 31, 2001 are calculated under a formula of 1.6% of final average earnings, plus an additional 0.4% of final average earnings in excess of a 35-year average Social Security taxable wage base, in each case, multiplied by service limited to 30 years. For purposes of the pension plan, earnings include earnings reported to pension plan participants on Form W-2 but do not include long-term incentive payments, retention bonuses, reimbursements or other expense allowances, cash and non-cash fringe benefits, moving expenses, distributions of nonqualified deferred compensation, welfare benefits, or any amounts contributed to any tax qualified profit sharing plan or cafeteria plan. Under the qualified pension plan, compensation was limited to $245,000 as required by Section 401(a)(17) of the Internal Revenue Code of 1986. Benefits in excess of the maximum benefits payable under the qualified pension plan or accrued as the result of compensation in excess of the maximum amount allowed under the qualified pension plan are payable under the nonqualified pension plan. As of June 27, 2009, the years of credited service for Mr. Williams, Mr. O’Connell, Mr. Kratz, Mr. Johnson and Ms. Fultineer were 20, 4, 8, 11, and 5 years, respectively. The benefits listed in the pension plan table are the total benefits payable from the qualified pension plan and the nonqualified pension plan and are not subject to deduction for Social Security or other offset amounts. See “Note 9—Benefit Programs” in the notes to our consolidated financial statements included elsewhere in this Form 10-K for details regarding the assumptions used to quantify the accrued benefits shown above.

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

The pension plan is currently underfunded. Our required level of funding of this pension plan changes each year depending on the funded status of the pension plan and the actuarial valuation report provided by our actuaries. We fund our plan in accordance with minimum funding requirements, as such, the timing of any future payments is subject to a number of factors and uncertainties and could change.

Excess Pension Plan

Our Excess Pension Plan provides benefits to participants of our Employees’ Pension Plan, including management, to the extent benefits are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code. Under this plan, accounts of the predecessor company employees who were transferred to us as of June 17, 2004 are paid in lump sum at the earlier of termination or attainment of age 65. As noted above, subsequent to fiscal 2006 we froze the benefits provided under this plan, effective June 30, 2007. For more information about our pension plans, see the “2009 Pension Benefits Table” below.

Severance Pay Plan

Our Severance Pay Plan for qualifying terminations of Executive Committee members provides severance equal to twelve months of salary continuation plus a full year of the participant’s target bonus, if a bonus is paid that year. However, if the employee has less than three years of service at the time of qualifying termination, the employee shall instead receive six months of base pay, plus a prorated portion of the bonus based on the aggregate amount of base salary if a bonus is paid out in that year. Severance benefits are payable in the event of an involuntary termination of employment for any reason other than death, disability, or for cause, or in the event that an employee resigns following a relocation of the participant’s work location by more than 75 miles without the employee’s consent. During the severance period, if the former employee elects and remains eligible for COBRA, we pay a portion of COBRA premiums for the former employee equal to our portion of the health premiums paid for active employees. The plan also provides an outplacement benefit. Outplacement services will be provided to the employee through a company-approved professional outplacement service. Reasonable costs for such services will be paid by the Company not to exceed 10% of the employee’s annual base pay or $20,000, whichever occurs first for up to six months following the employee’s qualifying termination. The Company will also pay for reasonable and properly documented travel expenses incurred by the employee, not to exceed $3,000, to obtain such services if an approved outplacement service does not exist within a 75-mile radius of the employee’s residence. Severance payments shall be paid on the same schedule as the employee’s former schedule (weekly or bi-monthly) until the employee obtains another source of income or the maximum severance benefits has been paid, whichever occurs first. In the event that the employee obtains a position or has income at a lower rate of compensation (excluding unemployment benefits), the Company will continue payments for the difference. Cash and benefits continuation will begin immediately following the termination date, subject to the revocation period contained in the severance agreement. For more information, refer to the “Potential Payments and Benefits upon Termination of Employment” disclosure below.

Liquidity Event Plan

On February 18, 2005, we established a liquidity event award plan for each member of our senior management team who received stock options under the 2004 Stock Option Plan (see description above) as of February 18, 2005. Upon its inception, the aggregate amount of all awards to senior management was equal to approximately $6,372,000 in future payments, or 7.5% of the portion of the proceeds from the sale of notes that was distributed on the closing date to our equity sponsors as a return of capital. Currently, reflecting forfeitures, the aggregate amount of the award is approximately $6,034,100. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% vested quarterly thereafter, in each case, so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates, on the vesting date. As of June 27, 2009, 100% of the award was vested. For more information about our liquidity event award plan and potential payments under the plan, see our “Potential Payments and Benefits upon Termination of Employment” disclosure below.

Employment Agreements

We generally do not enter into employment agreements with our senior management. However, we have entered into an employment agreement with Mr. Williams, our President and Chief Executive Officer.

William H. Williams. We entered into an employment agreement with Mr. Williams on June 17, 2004. The initial term of the employment agreement expired on June 17, 2008. After the initial term, Mr. Williams’ employment agreement is renewable by mutual consent for successive one-year periods. On April 16, 2009, Mr. Williams’ employment agreement renewed on its terms through June 17, 2010, except for the voluntary release of certain perquisites as previously discussed. Under the terms of his employment agreement, Mr. Williams is entitled to an initial base salary of $567,600, subject to review and adjustment upward at least annually and a discretionary annual bonus (up to 140% of his base salary) as determined by the board. Mr. Williams is entitled to participate in our standard employee benefits plans, fringe benefits and expense reimbursement plans that are generally available to our other senior executives and executive employees, as well as certain additional fringe benefits. In addition, as long as he remains Chief Executive Officer, Mr. Williams is entitled to serve on our board of directors.

If Mr. Williams is terminated without cause or resigns for good reason, he is entitled to a severance payment equal to 100% of his then applicable base salary for a period of 12 months, plus 100% of his target bonus, plus the dollar value of any vacation time accrued but unused during the calendar year in which he is terminated. To the extent permissible under the specific plan terms, he will also be entitled to continue to participate in all of our welfare plans during the time he receives severance. If Mr. Williams voluntarily resigns at any time, or if we terminate Mr. Williams with cause, he is entitled to receive only any unpaid base salary accrued for services rendered through the date of termination, plus the dollar value of vacation time accrued and unused during the calendar year in which he resigns or is terminated. If Mr. Williams’ employment is terminated due to death or disability, he or his estate will be entitled to receive any unpaid base salary accrued for services rendered through the end of the next calendar month succeeding his termination, plus the dollar value of vacation time accrued and unused during the calendar year in which his employment is terminated.

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

BOARD OF DIRECTORS REPORT

The board of directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with Harry and David’s management, and based on its review and discussions, the board of directors has recommended that the Compensation Discussion and Analysis be included in Harry and David’s annual report on Form 10-K for the fiscal year ended June 27, 2009.

William H. Williams

Ellis B. Jones

George L. Majoros, Jr.

Bruce Wasserstein

EXECUTIVE COMPENSATION

2009 SUMMARY COMPENSATION TABLE

The following table discloses the compensation paid to our named executive officers for fiscal 2009, 2008 and 2007.

Name and Principal Position	Fiscal Year (1)	Salary ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
William H. Williams President and CEO	2009	553,802	162,378	—	125,659	841,839
	2008	595,980	162,378	—	114,505	872,863
	2007	577,060	162,378	760,095	71,604	1,571,137
Stephen V. O’Connell Former CFO and CAO	2009	471,000	138,022	—	39,347	648,369
	2008	500,000	138,022	—	37,087	675,109
	2007	508,333	138,022	350,000	36,503	1,032,858
Cathy J. Fultineer Executive VP, Sales & Marketing	2009	381,938	27,075	—	25,193	434,206
	2008	405,000	27,075	—	48,345	480,420
	2007	350,750	27,075	345,000	36,655	759,480
Peter D. Kratz Executive VP, Operations	2009	344,438	17,103	—	48,375	409,916
	2008	365,000	17,103	—	58,909	441,012
	2007	340,584	17,103	313,125	39,381	710,193
Rudd C. Johnson Executive VP, Human Resources	2009	306,938	22,764	—	73,744	403,446
	2008	325,000	22,764	—	78,824	426,588
	2007	315,167	22,764	310,000	55,959	703,890

(1)	For purposes of this table, fiscal 2009, 2008 and 2007 refers to the twelve months ended June 27, 2009, June 28, 2008 and June 30, 2007, which consisted of 52, 52 and 53 weeks, respectively.

(2)	Amounts reflect the dollar amounts of compensation cost for equity-based compensation recognized for financial statement reporting purposes for fiscal 2009, 2008 and 2007 in accordance with SFAS 123R.

(3)	“Non-Equity Incentive Plan Compensation” amounts represent performance bonuses and are reported for the fiscal year in which they were earned, although they may have been paid in the following fiscal year.

(4)	All Other Compensation

The following represents the breakout of “All Other Compensation” totals listed above for each named executive officer for fiscal 2009:

Executive name	Fiscal year	Auto allowance	Executive life insurance	Group term life insurance	Financial planning services	401(k) matching	Other		Total
William H. Williams	2009	10,800	96,764	7,524	2,930	5,750	1,891	(1)	$125,659
Stephen V. O’Connell	2009	9,000	12,394	2,622	6,898	5,750	2,683	(1)	$39,347
Cathy J. Fultineer	2009	9,000	3,098	2,622	4,723	5,750	—		$25,193
Peter D. Kratz	2009	9,000	26,169	3,762	3,694	5,750	—		$48,375
Rudd C. Johnson	2009	9,000	44,471	4,773	9,750	5,750	—		$73,744

(1)	Amount represents additional discount on purchases as board members.

2009 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)	Grant Date
	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
William H. Williams	—	387,661	—	—	—	—	—	—	—	—	—
Stephen V. O’Connell	—	188,400	—	—	—	—	—	—	—	—	—
Cathy J. Fultineer	—	190,969	—	—	—	—	—	—	—	—	—
Peter D. Kratz	—	172,219	—	—	—	—	—	—	—	—	—
Rudd C. Johnson	—	153,496	—	—	—	—	—	—	—	—	—

(1)	Represents target awards under our annual cash incentive compensation plan, as further described in our “Compensation Discussion and Analysis”.

For more information about our 2004 Stock Option Plan and prior grants made under this plan, see “Compensation Discussion and Analysis” above (there were no grants in fiscal 2008 or 2009 for these named executives). Certain of our named executive officers are parties to employment agreements with us. For more information about these agreements, see “Compensation Discussion and Analysis — Employment Agreements” above.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William H. Williams	14,866	—	—	82.60	6/17/2014
Stephen V. O’Connell	12,635	—	—	82.60	6/17/2014
Cathy J. Fultineer	2,084	—		82.60	6/17/2014
	1,164	776	—	190.00	3/8/2017
Peter D. Kratz	558	—		82.60	6/17/2014
	999	666	—	190.00	3/8/2017
Rudd C. Johnson	2,084	—	—	82.60	6/17/2014

Options granted in fiscal 2005 vest and become exercisable 20% on each of June 17, 2005, June 17, 2006, and 5% quarterly thereafter through June 17, 2009. Options granted in fiscal 2007 vest and become exercisable 20% on each of June 17, 2007, June 17, 2008, and 5% quarterly thereafter through June 17, 2011. Vesting of all unexercised options will accelerate upon a termination of employment (without cause) within one year following a change of control (as defined in the relevant option agreements) of us, except for Messrs. Williams and O’Connell, whose options would have accelerated immediately upon change of control. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under this plan expire 10 years after the date of grant.

2009 OPTION EXERCISES TABLE

None.

2009 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
William H. Williams	Qualified Plan Excess Plan	20 20	2,265,000 2,894,000	—
Stephen V. O’Connell	Qualified Plan Excess Plan	4 0	46,000 0	—
Cathy J. Fultineer	Qualified Plan Excess Plan	5 5	60,000 66,000	—
Peter D. Kratz	Qualified Plan Excess Plan	8 8	281,000 185,000	—
Rudd C. Johnson	Qualified Plan Excess Plan	11 11	665,000 506,000	—

For more information about our pension plans, see “Compensation Discussion and Analysis — Pension Plans” and related subheadings in our “Compensation Discussion and Analysis.” Mr. O’Connell did not participate in the Excess Plan.

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

•

members of our current board of directors ceasing for any reason to constitute at least a majority of the board unless the election, or nomination for election by our stockholders is approved by a vote of at least a majority of the directors then serving (excluding any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents);

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

Under their respective liquidity event award agreements, the awards payable to management are as follows: $2,056,740 payable to Mr. Williams, $1,751,120 payable to Mr. O’Connell, $289,100 payable to each of Mr. Johnson and Ms. Fultineer, and $174,038 to Mr. Kratz.

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

Other Potential Payments

The following table presents information regarding payments that would be made to our named executive officers at, following or in connection with any termination or event (as described in the table) assuming the termination or event occurred on June 26, 2009.

Event	W.H. Williams	S.V. O’Connell	C.J. Fultineer	P.D. Kratz	R.C. Johnson
Voluntary Termination by Named Executive or Retirement
Base Salary	$0	$0	$0	$0	$0
Pension Payments(1)
Qualified Plan	2,289,000	46,000	65,000	313,000	724,000
Excess Plan	3,036,000	N/A	73,000	204,000	548,000
Vacation(3)	44,995	9,600	85,204	22,596	46,111

Total	$5,369,995	$55,600	$223,204	$539,596	$1,318,111
Termination for Cause by Us(2)(3)
Base Salary	0	0	0	0	0

Total	$0	$0	$0	$0	$0
Termination by Us Without Cause(2)(3)
Base Salary	$595,121	$501,333	$408,313	$369,146	$329,979
Other Severance Benefits	34,263	35,915	35,915	34,263	34,263

Total	$629,384	$537,248	$444,228	$403,409	$364,242
Disability(2)(3)
Base Salary	$200,000	$200,000	$200,000	$200,000	$200,000

Total	$200,000	$200,000	$200,000	$200,000	$200,000
Death(2)(3)
Executive Life Insurance	$1,068,928	$1,000,000	$810,000	$730,000	$650,000

Total	$1,068,928	$1,000,000	$810,000	$730,000	$650,000

Base salary amounts have been calculated anticipating that the temporary pay suspension, effective April 1, 2009, be removed on August 1, 2009.

Other severance benefits include COBRA for 12 months and outplacement assistance. If bonuses had been earned and employment requirements met, these potential payments would have increased by the target bonuses for each executive as previously described.

Disability payments are in accordance with our long term disability program available to all executives. The plan provides for payment to an individual of 50% of their average pay (including bonuses), with a maximum benefit of $200,000 per year.

Death benefits are equal to two times the executive’s annual salary and the premiums are paid by us.

(1)	The Qualified Plan is currently restricted from paying lump sums because of the Pension Protection Act (PPA) regulations regarding funding levels. Estimated Lump Sums shown here are currently not available as a payment option. However, the election of the employee to receive monthly annuity payments could begin on termination date.

(2)	Pension benefits are also payable under these circumstances.

(3)	Vacation benefits are also payable under these circumstances. Vacation value calculated based on total balance of hours employee had accrued at June 26, 2009.

DIRECTOR COMPENSATION

The members of our board of directors do not receive any compensation for their services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We currently do not have a compensation committee. Executive compensation is determined by our board of directors, including our President and Chief Executive Officer and our Chief Financial Officer. No compensation committee interlock existed during the year ended June 27, 2009. Currently, none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table and accompanying footnotes show information regarding the beneficial ownership of our common stock as of August 31, 2009 by (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each of our directors and named executive officers; and (iii) all current directors and the named executive officers, as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. We believe that each stockholder named in the table has sole voting and dispositive power for the shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
5% Stockholders:
Wasserstein(2) Attn: George L. Majoros 1301 Avenue of the Americas 44th Floor New York, NY 10019	650,000	60.9%
Highfields(3) Attn: Craig Peskin 200 Clarendon Street 51st Floor Boston, MA 02117	350,000	32.8%
Executive Officers and Directors:
William H. Williams(4)	31,870	3.0%
Stephen V. O’Connell(5)	26,000	2.4%
Cathy J. Fultineer(6)	6,164	0.6%
Peter D. Kratz(7)	5,046	0.5%
Rudd C. Johnson(8)	6,211	0.6%
Ellis B. Jones(2)	650,000	61.4%
George L. Majoros, Jr.(2)	650,000	61.4%
Bruce Wasserstein(2)	650,000	61.4%
All named executive officers and directors as a group (2),(4),(5),(6),(7),(8)	725,291	67.9%

Percentages above are approximate and may not sum to total due to rounding.

(1)	Unless otherwise indicated, the address for each stockholder is c/o Harry & David Holdings, Inc. 2500 South Pacific Highway, Medford, Oregon 97501.

(2)	Includes funds sponsored by Wasserstein, their affiliates and related entities. The 650,000 beneficially owned shares represent 30,266 shares of common stock beneficially owned by USEP II Co-Investment Partners, LLC, 475,231 shares of common stock beneficially owned by U.S. Equity Partners II (U.S. Parallel), L.P., 19,072 shares of common stock beneficially owned by U.S. Equity Partners II, LP, 12,409 shares of common stock beneficially owned by Bear Creek Equity Partners, LLC, 75,580 shares of common stock beneficially owned by U.S. Equity Partners II (Offshore), LP and 37,442 shares of common stock beneficially owned by Wasserstein Partners, LP. To the extent Messrs. Jones and Majoros are designated to beneficially own the shares as a result of their positions as Chief Executive Officer and President and Chief Operating Officer, respectively, of Wasserstein & Co., LP, Messrs. Jones and Majoros, Jr. disclaim beneficial ownership of the shares (other than, in the case of Mr. Majoros, Jr., his pecuniary interest in 1,816 shares). Mr. Wasserstein may be deemed to have beneficial ownership of the shares owned by the Wasserstein entities.

However, Mr. Wasserstein disclaims beneficial ownership of these shares except for his pecuniary interest in 95,987 shares. Wasserstein Partners, LP has dispositive power over the shares held by Bear Creek Equity Partners, LLC and USEP II Co-Investment Partners, LLC.

(3)	Includes funds sponsored by Highfields and their affiliates. Represents 39,176 shares of common stock beneficially owned by Highfields Capital I LP, 92,476 shares of common stock beneficially owned by Highfields Capital II LP and 218,348 shares of common stock beneficially owned by Highfields Capital Ltd. Messrs. Jonathon S. Jacobson and Richard L. Grubman hold investment and voting power over the shares held by Highfields.

(4)	Mr. Williams was granted options to purchase 27,027 shares of our common stock under a Non-Qualified Stock Option Agreement. As of June 27, 2009, Mr. Williams is a beneficial holder of 31,870 shares, of which 12,161 represents stock option exercises through June 27, 2009, 14,866 represents options that are exercisable and includes 4,843 shares indirectly held by Mr. Williams.

(5)	Mr. O’Connell was granted options to purchase 22,973 shares of our common stock under a Non-Qualified Stock Option Agreement. As of June 27, 2009, Mr. O’Connell is a beneficial holder of 26,000 shares, of which 10,338 represents stock option exercises through June 27, 2009, 12,635 represents options that are exercisable and includes 3,027 shares held indirectly through Mr. O’Connell’s participation in the Wasserstein Equity Partners Fund.

(6)	Ms. Fultineer was granted options to purchase 5,729 shares of our common stock under a Non-Qualified Stock Option Agreement. As of June 27, 2009, Ms. Fultineer is a beneficial holder of 6,261 shares, of which 1,705 represents stock option exercises through June 27, 2009, 3,345 represents options that are exercisable and also includes 1,211 shares held indirectly through Ms. Fultineer’s participation in Bear Creek Equity Partners Funds.

(7)	Mr. Kratz was granted options to purchase 3,896 shares of our common stock under a Non-Qualified Stock Option Agreement. As of June 27, 2009, Mr. Kratz is a beneficial holder of 5,129 shares, of which 1,673 represents stock option exercises through June 27, 2009, 1,640 represents options that are exercisable and also includes 1,816 shares held indirectly through Mr. Kratz’ participation in Bear Creek Equity Partners Funds.

(8)	Mr. Johnson was granted options to purchase 3,789 shares of our common stock under a Non-Qualified Stock Option Agreement. As of June 27, 2009, Mr. Johnson is a beneficial holder of 6,211 shares, of which 1,705 represents stock option exercises through June 27, 2009, 2,084 represents options that are exercisable and also includes 2,422 shares held indirectly through Mr. Johnson’s participation in Bear Creek Equity Partners Funds.

EQUITY COMPENSATION PLAN INFORMATION SUMMARY

The table below sets forth information regarding our Equity Compensation Plans as of June 27, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	59,568	$113.92	57,136
Equity Compensation Plans not approved by security holders	—	—	—

Total	59,568	$113.92	57,136

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

OTHER TRANSACTIONS

From time to time in the ordinary course of business, we may enter into transactions with entities in which one or both of our equity sponsors have an interest. Any such transaction would be subject to compliance with the covenants contained in the indenture governing the Senior Notes and our revolving credit facility. We anticipate that any such transaction would be on arms’ length terms. In addition, we have entered into an employment agreement with one of our executive officers as described in “Item 11—Executive Compensation—Employment Agreements.” We may also from time to time indemnify executive officers and directors for actions taken in their capacities as such.

DIRECTOR INDEPENDENCE

Currently, because we are a privately-held company, we are not subject to the reporting requirements of Section 13(a) or Section 15(a) of the Exchange Act, and our equity securities are not listed on a national securities exchange, we are not required, and we do not have any independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional services rendered by Ernst & Young LLP for us for fiscal 2009 and 2008 are shown in the table below (in actual dollars):

	Fiscal 2009	Fiscal 2008
Audit fees	$863,289	$1,242,700
Audit-related fees	118,320	269,002
Tax fees	2,419	5,000
All other fees	—	—

Total	$984,028	$1,516,702

The nature of each category of fees is described below:

Audit fees consist of fees for professional services for the annual audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q and accounting consultation related to the audit.

Audit-related fees consist of fees for professional services related to our acquisitions and divestitures. For fiscal 2009 and 2008, audit-related fees were primarily comprised of professional services associated with our acquired businesses.

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

(a) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits Index

Exhibit No.	Description of exhibit

2.1†**	Stock Purchase Agreement, dated as of April 1, 2004, among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.1 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.2†	Letter, dated June 17, 2004, amending the Stock Purchase Agreement among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.2 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.3†	Letter, dated October 11, 2004, amending the Stock Purchase Agreement among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.3 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.4†	Purchase Agreement, dated as of March 30, 2007, among Harry & David Operations Corp., Bear Creek Direct Marketing, Inc., Jackson & Perkins Operations, Inc., J&P Acquisition Inc. and Donald Hachenberger and Glenda Hachenberger (Filed as Exhibit 2.1 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.5†	Asset Purchase Agreement, dated as of March 30, 2007 between Bear Creek Operations, Inc. and J&P Acquisition Inc. (Filed as Exhibit 2.3 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.6†	Purchase Agreement, dated as of April 10, 2007 between Bear Creek Operations, Inc. and J&P Acquisition Inc. (Filed as Exhibit 2.2 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.7†	First Amendment to Asset Purchase Agreement, dated as of April 17, 2007, among Jackson & Perkins Operations, Inc., Wasco Real Properties I, LLC and Wasco Real Properties II, LLC (Filed as Exhibit 2.4 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

3.1†	Harry & David Holdings, Inc. Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.3 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.2†	Harry & David Holdings, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.4 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.3†	Harry & David Holdings, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.5 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

Exhibit No.	Description of exhibit

3.4†	Bear Creek Orchards, Inc. Certificate of Incorporation (Filed as Exhibit 3.8 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.5†	Harry and David Articles of Incorporation (Filed as Exhibit 3.9 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.6†	Harry & David Holdings, Inc. Bylaws (Filed as Exhibit 3.15 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.7†	Bear Creek Orchards, Inc. Bylaws (Filed as Exhibit 3.18 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.8†	Harry and David Bylaws (Filed as Exhibit 3.19 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

4.1†	Indenture among Bear Creek Corporation (now known as Harry & David Operations Corp.) and each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, dated as of February 25, 2005 (Filed as Exhibit 4.2 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. (333-127173) and incorporated herein by reference)

4.2†	Form of Notes (included in Exhibit 4.1)

4.3†	Form of Guarantee (included in Exhibit 4.1)

4.4†	First Supplemental Indenture (relating to the Indenture dated as of February 25, 2005) dated as of November 30, 2007, by and among Harry and David, as Successor, each of the other Guarantors thereto, and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Form 10-Q (File No. 333-127173) dated February 2, 2008 and incorporated herein by reference)

10.1†	Employment Agreement, dated as of June 17, 2004, by and between Bear Creek Corporation (now known as Harry & David Operations Corp.) and William H. Williams (Filed as Exhibit 10.3 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

10.3†	2004 Stock Option Plan (Filed as Exhibit 10.6 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.4†	Form of Liquidity Event Award Agreement (Filed as Exhibit 10.7 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.5†	Liquidity Event Award Agreement for William H. Williams (Filed as Exhibit 10.8 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.6†	Liquidity Event Award Agreement for Stephen V. O’Connell (Filed as Exhibit 10.9 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.7†	Form of Incentive Stock Option Agreement (Filed as Exhibit 10.10 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.8†	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.11 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.9†	Non-Qualified Stock Option Agreement for William H. Williams (Filed as Exhibit 10.12 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.10†	Non-Qualified Stock Option Agreement for Stephen V. O’Connell (Filed as Exhibit 10.13 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.11†	Form of Severance Pay Plan (Filed as Exhibit 10.14 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.12†	Credit Agreement among Harry & David Operations Corp., as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lenders party thereto, UBS Securities LLC, as Lead Arranger, UBS Loan Finance LLC, as a lender and as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, as the Administrative Collateral Agent and as Administrative Agent for the lenders and GMAC Commercial Finance LLC, as Collateral Agent (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Form 8-K (File No. 333-128870) dated March 20, 2006 and incorporated herein by reference)

Exhibit No.	Description of exhibit

10.13†	Harry & David Operations Corp.’s Excess Pension Plan (Filed as Exhibit 10.1 to Harry & David Corp.’s Form 8-K (File No. 333-128870) dated August 1, 2006 and incorporated herein by reference)

10.14†	Amended and Restated 2004 Stock Option Plan (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference)

10.15†	First Amendment to Credit Agreement, dated as of June 21, 2007, by and among Harry & David Operations Corp., as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lenders party thereto, UBS Securities LLC, as Lead Arranger, UBS Loan Finance LLC, as a lender and as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, as the Administrative Collateral Agent and as Administrative Agent for the lenders and GMAC Commercial Finance LLC, as Collateral Agent (Filed as Exhibit 10.15 to Harry & David Holdings Form 10-K filed on September 14, 2007 and incorporated herein by reference)

10.16†	Assumption Agreement dated as of November 30, 2007 by Harry and David, pursuant to the Credit Agreement among Harry & David Operations Corp., as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lenders party thereto, UBS Securities LLC, as Lead Arranger, UBS Loan Finance LLC, as a lender and as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, as the Administrative Collateral Agent and as Administrative Agent for the lenders and GMAC Commercial Finance LLC, as Collateral Agent (Filed as Exhibit 10.2 to Harry & David Holdings, Inc.’s Form 10-Q (File No. 333-127173) dated February 2, 2008 and incorporated herein by reference)

10.17†	Consent and Second Amendment to Credit Agreement, dated as of August 8, 2008, by and among Harry and David (as successor to Harry & David Operations Corp.), as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lender party thereto, UBS AG, Stamford Branch, as Administrative Collateral Agent and as Administrative Agent for the Lenders, and GMAC Commercial Finance LLC, as Collateral Agent.

10.18†	Employment offer letter, dated as of August 10, 2009, by and between Harry & David Holdings, Inc. and Edward F. Dunlap and incorporated by reference.

21.1†	List of Subsidiaries

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the President and Chief Executive Officer and the Chief Financial Officer required by rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

**	The Stock Purchase Agreement submitted as Exhibit 2.1 contains a list briefly identifying the contents of all omitted disclosure schedules. The Company undertakes to furnish supplementally a copy of any omitted disclosure schedules to the Securities and Exchange Commission upon request.

†	Previously filed

(c)	The following Financial Statement Schedules of Harry & David Holdings, Inc. are included in Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.” Schedules not referenced are inapplicable or not required.

Valuation and Qualifying Accounts

Consolidating Financial Statements required by Rule 3-10 of Regulation S-X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HARRY & DAVID HOLDINGS, INC.

Signature	Title	Date

/s/ William H. Williams William H. Williams	President and Chief Executive Officer and Director	September 17, 2009

/s/ Edward F. Dunlap Edward F. Dunlap	Chief Financial Officer (Principal Financial Officer)	September 17, 2009

/s/ Bernard Colpitts Bernard Colpitts	Vice President, Controller (Principal Accounting Officer)	September 17, 2009

/s/ Ellis B. Jones Ellis B. Jones	Director	September 17, 2009

/s/ George L. Majoros, Jr. George L. Majoros, Jr.	Director	September 17, 2009

/s/ Bruce Wasserstein Bruce Wasserstein	Director	September 17, 2009

HARRY & DAVID HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Harry & David Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Harry & David Holdings, Inc. and subsidiaries (the Company) as of June 27, 2009 and June 28, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended June 27, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 27, 2009 and June 28, 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 27, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 4 and 10 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 related to accounting for uncertainty in income taxes and Emerging Issues Task Force Issue No. 06-2 related to accounting for sabbatical leave and, effective June 30, 2007, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 158 related to defined benefit pension and other postretirement plans.

/s/ ERNST & YOUNG LLP

Portland, Oregon

September 17, 2009

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 27, 2009	June 28, 2008
Assets
Current assets
Cash and cash equivalents	$15,395	$40,792
Short-term investments	—	15,033
Trade accounts receivable, less allowance for doubtful accounts of $507 at June 27, 2009, and $39 at June 28, 2008	1,466	2,084
Other receivables	2,062	2,843
Inventories	44,738	54,463
Deferred catalog expenses	2,657	6,258
Deferred income taxes	5,230	3,230
Other current assets	4,862	7,491

Total current assets	76,410	132,194
Fixed assets, net	145,477	162,214
Goodwill	12,236	3,690
Intangibles, net	33,057	45,677
Deferred financing costs, net	5,975	9,266
Deferred income taxes	1,423	—
Other assets	2,114	3,596

Total assets	$276,692	$356,637

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$11,171	$18,981
Accrued payroll and benefits	14,105	14,052
Income taxes payable	13,643	23,610
Deferred revenue	16,317	17,072
Accrued interest	4,485	5,523
Other accrued liabilities	2,980	4,527
Current portion of capital lease obligations	147	647

Total current liabilities	62,848	84,412
Long-term debt and capital lease obligations	198,671	235,599
Accrued pension liability	27,364	17,494
Deferred income taxes	—	4,074
Other long-term liabilities	9,591	10,906

Total liabilities	298,474	352,485

Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 1,500,000 shares authorized; 1,033,295 and 1,033,295 shares issued and outstanding at June 27, 2009 and June 28, 2008, respectively	10	10
Additional paid-in capital	6,673	6,191
Accumulated other comprehensive loss, net of tax	(9,795)	(3,558)
Retained earnings (accumulated deficit)	(18,670)	1,509

Total stockholders’ equity (deficit)	(21,782)	4,152

Total liabilities and stockholders’ equity (deficit)	$276,692	$356,637

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year ended June 27, 2009	Year ended June 28, 2008	Year ended June 30, 2007
Net sales	$489,596	$545,064	$561,017
Cost of goods sold	287,167	295,894	295,211

Gross profit	202,429	249,170	265,806

Operating expenses:
Selling, general and administrative	229,335	217,008	214,004
Selling, general and administrative – related party	1,000	1,000	1,068

	230,335	218,008	215,072

Operating income (loss)	(27,906)	31,162	50,734

Other (income) expense:
Interest income	(241)	(2,708)	(3,126)
Interest expense	21,476	25,227	28,199
Pension curtailment gain	—	—	(15,844)
Gain on debt prepayment	(15,416)	(303)	—
Other (income) expense, net	869	(39)	(348)

	6,688	22,177	8,881

Income (loss) from continuing operations before income taxes	(34,594)	8,985	41,853
Provision (benefit) for income taxes	(14,861)	4,648	11,156

Net income (loss) from continuing operations	(19,733)	4,337	30,697

Discontinued operations:
Gain (loss) on sale of Jackson & Perkins	(1,414)	282	6,713
Operating income (loss) on discontinued operations	632	8	(4,282)
Provision (benefit) for income taxes on discontinued operations	(336)	19	1,127

Net income (loss) from discontinued operations	(446)	271	1,304

Net income (loss)	$(20,179)	$4,608	$32,001

Basic net income (loss) per share:
Continuing operations	(19.10)	4.20	29.90
Discontinued operations	(0.43)	0.26	1.27

Total basic net income (loss) per share	$(19.53)	$4.46	$31.17

Diluted net income (loss) per share:
Continuing operations	(19.10)	4.16	29.90
Discontinued operations	(0.43)	0.26	1.27

Total diluted net income (loss) per share	$(19.53)	$4.42	$31.17

Weighted-average shares used in per share calculations:
Basic	1,033,295	1,032,577	1,026,604

Diluted	1,033,295	1,043,471	1,026,604

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Shares	Value
Balance at June 24, 2006	1,019,929	$10	$3,954	$(34,414)	$—	$(30,450)
Net income	—	—	—	32,001	—	32,001

Comprehensive income, net of tax						32,001

Adjustment to initially apply SFAS No. 158, net of tax of $661	—	—	—	—	1,119	1,119
Exercise of common stock options	12,312	—	1,017	—	—	1,017
Stock option compensation	—	—	577	—	—	577

Balance at June 30, 2007	1,032,241	$10	$5,548	$(2,413)	$1,119	$4,264
Net income	—	—	—	4,608	—	4,608
Net actuarial pension losses, net of tax of $2,763	—	—	—		(4,677)	(4,677)

Comprehensive loss, net of tax						(69)

Adjustment to initially apply EITF 06-02, net of tax of $164	—	—	—	(256)	—	(256)
Adjustment to initially apply FIN 48	—	—	—	(430)	—	(430)
Exercise of common stock options	1,054	—	91	—	—	91
Stock option compensation	—	—	552	—	—	552

Balance at June 28, 2008	1,033,295	$10	$6,191	$1,509	$(3,558)	$4,152
Net loss	—	—	—	(20,179)	—	(20,179)
Net additional actuarial pension losses, net of tax of $4,361	—	—	—	—	(7,298)	(7,298)
Amortization of deferred pension loss, net of tax of $634	—	—	—	—	1,061	1,061

Comprehensive loss, net of tax	—	—	—	—	—	(26,416)

Stock option compensation	—	—	482	—	—	482

Balance at June 27, 2009	1,033,295	$10	$6,673	$(18,670)	$(9,795)	$(21,782)

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended June 27, 2009	Year ended June 28, 2008	Year ended June 30, 2007
Operating activities
Net income (loss)	$(20,179)	$4,608	$32,001
Less: Net income (loss) from discontinued operations	(446)	271	1,304

Net income (loss) from continuing operations	(19,733)	4,337	30,697
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization of fixed assets	19,179	18,370	17,122
Amortization of intangible assets	1,456	2,122	1,976
Amortization of deferred financing costs	2,435	2,604	2,669
Stock option compensation expense	482	552	577
Loss on disposal and impairment of fixed assets and other long-lived assets	15,045	1,665	770
Amortization of deferred pension loss	1,695	—	—
Gain on short-term investments	(64)	(426)	(407)
Deferred income taxes	(3,213)	(22,916)	10,818
Gain on debt prepayment	(15,416)	(303)	—
Pension curtailment gain	—	—	(15,844)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(277)	733	367
Inventories	10,369	9,621	(6,378)
Deferred catalog expenses and other assets	7,870	(284)	(997)
Accounts payable	(7,966)	(4,884)	3,903
Accrued liabilities	(4,248)	(4,112)	10,398
Income taxes	(9,967)	24,272	(218)
Accrued pension liability	(1,789)	(5,450)	(2,716)
Deferred revenue	(755)	(419)	(6,241)

Net cash provided by (used in) operating activities from continuing operations	(4,897)	25,482	46,496
Net cash provided by (used in) operating activities from discontinued operations	724	3,147	(12,674)

Net cash provided by (used in) operating activities	(4,173)	28,629	33,822

Investing activities
Acquisition of fixed assets	(6,678)	(17,855)	(21,459)
Acquisition of businesses	(8,509)	(22,784)	—
Proceeds from the sale of fixed assets	22	32	17
Purchases of available-for-sale securities	—	(10,000)	—
Purchases of held-to-maturity securities	—	(4,964)	(51,838)
Proceeds from the sale of or income on available-for-sale securities	10,097	195	—
Proceeds from the sale of held-to-maturity securities	5,000	24,978	27,429

Net cash used in investing activities from continuing operations	(68)	(30,398)	(45,851)
Net cash provided by investing activities from discontinued operations	—	4,161	42,860

Net cash used in investing activities	(68)	(26,237)	(2,991)

Financing activities
Borrowings of revolving debt	113,000	63,000	108,500
Repayments of revolving debt	(113,000)	(63,000)	(108,500)
Repayments of long-term debt	(20,366)	(9,405)	—
Repayments of capital lease obligations	(790)	(1,684)	(1,077)
Payments for deferred financing costs	—	(10)	—
Proceeds from exercise of stock options	—	91	1,017

Net cash used in financing activities from continuing operations	(21,156)	(11,008)	(60)

Increase (decrease) in cash and cash equivalents	(25,397)	(8,616)	30,771
Cash and cash equivalents, beginning of period	40,792	49,408	18,637

Cash and cash equivalents, end of period	$15,395	$40,792	$49,408

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands)

NOTE 1—BUSINESS

Harry & David Holdings, Inc. and subsidiaries (the “Company”) is a vertically integrated multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products and gifts marketed under the Harry and David®, Wolferman’s®, and Cushman’s® brands. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business, and consumer telemarketing, Harry and David Stores, Cushman’s seasonal stores, and wholesale distribution to other retailers.

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

NOTE 2—OWNERSHIP AND CAPITAL STRUCTURE

On June 17, 2004, the Company purchased all of the outstanding shares of common stock of Harry & David Operations Corp. (formerly Bear Creek Corporation) from Yamanouchi Consumer Inc. (“YCI”) (referred to herein as the “2004 Acquisition”). In conjunction with the 2004 Acquisition, the Company issued 1,000,000 shares of $.01 par value stock to Wasserstein & Company, LP (“Wasserstein”) and affiliates of funds sponsored by Highfields Capital Management LP (“Highfields”). As of June 27, 2009, affiliates of Wasserstein, together with current and former members of management, own a 66% controlling interest in the Company, and Highfields owns 34%.

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

The results of operations of the divested Jackson & Perkins businesses, the revenues and expenses associated with the transitional services the Company had provided to the buyer, as well as the gain on sale of the Jackson & Perkins business are separately accounted for on the consolidated statement of operations as discontinued operations. See “Note 6—Discontinued Operations.”

Certain reclassifications have been made to the prior year to conform to the current year presentation. The Company has reclassified amounts related to its outstanding gift cards and gift certificates to “Deferred Revenue” from “Accrued Liabilities” in the consolidated balance sheets with corresponding reclassifications on the consolidated statements of cash flows. In addition to prior period reclassifications, as described in “Note 5—Acquisitions” the Company recorded a reclassification from “Intangibles, net” to “Goodwill” related to a purchase price allocation adjustment associated with its Wolferman’s acquisition.

All dollar amounts presented in the accompanying consolidated financial statements and theses notes are in thousands except per share data.

Fiscal year

The Company’s fiscal year ends the last Saturday in June, based on a 52/53-week year. The fiscal years ended June 27, 2009 and June 28, 2008 contained 52 weeks, while the fiscal year ended June 30, 2007 contained 53 weeks.

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

Financial instruments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments consist principally of short-term investments, cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities, capital lease obligations and the Senior Floating Rate Notes due March 1, 2012 and Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The estimated carrying value of these instruments (other than the Senior Notes) approximates fair value due to their short-term maturities. The fair values below are based on quoted market prices.

The following table provides the carrying value and fair value of the Company’s Senior Notes:

	June 27, 2009		June 28, 2008
	Book value	Fair value	Book value	Fair value
Senior Floating Rate Notes	$58,170	$17,596	$68,000	$59,840
Senior Fixed Rate Notes	$140,192	$55,025	$167,000	$146,960

Total Long-term debt	$198,362	$72,621	$235,000	$206,800

Cash and cash equivalents

Cash and cash equivalents are carried at cost, which approximates market value. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include third-party credit card receivables because such amounts generally convert to cash within three days with little or no default risk, as well as investments in commercial paper with a purchased maturity of 90 days or less. Third-party credit card receivables totaled $1,067 and $1,035 as of June 27, 2009 and June 28, 2008, respectively. Cash and cash equivalents consist primarily of deposits at federally insured financial institutions. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Short-term investments

Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase based on, among other factors, the Company’s short-term liquidity requirements. The cost of the securities is based on the specific identification method. Held-to-maturity securities are stated at amortized cost as it is the intent of the Company to hold these securities until maturity. Available-for-sale securities are recorded at fair value and are classified as current assets due to the Company’s intent to hold these investments for less than one year. As of June 27, 2009, the Company held no short-term investments. As of June 28, 2008, $4,995 and $10,038 of investments were classified as held-to-maturity and available-for-sale, respectively, and the carrying values approximated their fair values.

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

The Company conducts ongoing credit evaluations and maintains an allowance for doubtful accounts to address the risk of bad debts. The Company analyzes historical bad debts, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The allowance is calculated on a historical percentage of accounts in default as a percentage of sales as well as any accounts specifically identified to be at risk. The Company generally writes off non-corporate accounts more than 120 days past due. Past-due corporate accounts are written off when management deems that collectability is remote.

Inventories

Inventories in the Direct Marketing, Wholesale, and Other segments are valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories in the Stores segment are valued at the lower of cost, (which approximates actual cost on a first-in, first-out basis) or market using the retail inventory method. The total amount of inventory valued using the retail inventory method at June 27, 2009 and June 28, 2008 was $13,898 and $15,569 and, respectively. The Company estimates a provision for damaged, obsolete, excess, and slow-moving inventory based on specific identification and inventory aging reports. The Company provides for excess and obsolete inventories in the period when excess and obsolescence are determined to have occurred.

The Company capitalizes into inventory both direct and indirect production costs. Indirect production costs include indirect labor and overhead costs related to growing, manufacturing and assembly. Costs of unharvested crops are included in inventory and include direct labor and other expenses related to unharvested fruit, including the amortization of orchard development costs. Fruit crop inventories are accounted for on a crop year that spans from November to October.

Deferred catalog expenses and advertising expenses

Deferred catalog expenses are incurred in connection with the direct response marketing of certain products. Catalog costs consist of creative design, photography, separations, paper, print, distribution, postage, and list costs for all direct response catalogs. Such costs are capitalized as deferred catalog expenses and are amortized over their expected periods of future benefit based on the estimated sales curve of each catalog promotion. Catalog expenses are generally amortized over 3 to 4 months. However, for sales that extend up to 12 months, such as multiple club shipments, catalog expense is generally amortized up to a 12-month period.

Deferred catalog expenses are evaluated for realizability at each reporting period by comparing the carrying amount associated with each catalog to the estimated remaining future net revenues associated with that promotion. Estimated future revenues are based on various factors such as the total number of catalogs and pages circulated, the probability and likely magnitude of consumer response, and the assortment of merchandise offered. If the carrying amount is in excess of estimated future net revenues, the excess is expensed in the reporting period. Non-direct response advertising is expensed as incurred.

Total advertising expenses from continuing operations, which are primarily comprised of catalog expenses, totaled $67,047, $65,097 and $60,932 for fiscal 2009, 2008 and 2007, respectively. Advertising expenses from discontinued operations totaled $7,501 for fiscal 2007. There were no advertising expenses from discontinued operations in fiscal 2009 or 2008.

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

Interest costs related to assets under construction and software projects are capitalized during the construction or development period. Interest costs capitalized during fiscal 2009, 2008, and 2007 totaled $19, $528, and $253, respectively. At June 27, 2009, the estimated cost to complete capital projects-in-process was approximately $1,800.

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

Intangible assets

Intangible assets primarily consist of trade names, trademarks, a proprietary recipe, customer mailing and rental lists and favorable lease agreements. The trade names, trademarks and the recipe have indefinite lives. The customer lists have a remaining estimated useful life of four years. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases, ranging from one to three years. Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, which is calculated on a discounted cash flow basis, an impairment loss would be recognized. The customer mailing lists and rental lists are amortized using a weighted-average method over the remaining estimated useful lives and favorable lease agreements are amortized using the straight-line method.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisition of Wolferman’s and Cushman’s (see “Note 5-Acquisition”). Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As required by SFAS No. 142, the Company identified the Wolferman’s direct marketing division, within the Company’s Direct Marketing segment, as the reporting unit to which all goodwill was allocated and, therefore, the level at which goodwill is tested for potential impairment. The Company identified Cushman’s goodwill as allocated between the Company’s Direct Marketing division and the Company’s Wholesale division, and tested for potential impairment at that level. The allocation of goodwill was based on the assignment of operating responsibilities and the reporting of financial results of the acquired business.

Deferred financing costs

Debt financing costs are deferred and amortized to interest expense using the straight-line method over the term of the related debt instrument. The straight-line method approximates the effective interest method. See “Note 8–Borrowing Arrangements.”

Deferred rent

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease and other lease incentives, the Company recognizes rental expense on a straight-line basis over the lease term and records the difference between rent expense and the amount that is payable as deferred rent. Current deferred rent liabilities totaling $157 and $173 were included in other current liabilities and non-current deferred rent liabilities totaling $2,406 and $1,858 were included in other long-term liabilities in the accompanying consolidated balance sheets as of June 27, 2009 and June 28, 2008, respectively.

Asset retirement obligations

The Company has accrued for future asset retirement obligations resulting from the Company’s contractual obligation to restore a store location to its original condition upon lease termination. The accrual is estimated based on historical costs incurred to restore a location to its original condition after a store closure. Asset retirement obligation liabilities totaling $934 and $948 were included in other liabilities in the accompanying consolidated balance sheets as of June 27, 2009 and June 28, 2008, respectively.

Revenue recognition

In accordance with Staff Accounting Bulletin No.104, Revenue Recognition, the Company recognizes revenue from product sales when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

For the Company’s direct marketing revenue and a portion of wholesale revenue, product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded upon shipment as the Company’s or its customer’s standard terms and conditions provide for transfer of title upon delivery to the carrier. For certain wholesale customers, revenue is recognized upon receipt by the customer, at which time title passes to the customer in accordance with the terms of the sale. The Company records a reserve for estimated product returns and allowances in each reporting period. If returns were to increase or decrease, changes to the reserves could be required. Sales taxes are presented on a net basis. Finance charges on credit sales totaled $89, $145 and $196 for fiscal 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses from continuing operations in the consolidated statement of operations.

Deferred revenue represents amounts received from customers for merchandise to be shipped in subsequent periods. The Company defers incremental direct costs of order processing related to those orders for which revenue is deferred. Deferred order processing costs of $391 and $425 were included in other current assets in the accompanying consolidated balance sheets at June 27, 2009 and June 28, 2008, respectively.

Revenues from sales of gift cards and gift certificates are deferred until redeemed. The Company’s gift cards and certificates do not lose value over time and do not expire. Unredeemed gift cards or certificates that are subject to escheatment ultimately revert to the appropriate state and are not recorded as income. Unredeemed gift cards or certificates not subject to escheatment are recognized in income after being outstanding for ten years at which time we consider the possibility of redemption to be remote. Income from unredeemed gift cards and gift certificates of $163, $160 and $332 was recognized in fiscal 2009, 2008 and 2007, respectively, and is included in net sales in the consolidated statement of operations.

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

Other income and other expenses not otherwise classified generally consist of legal settlements and other non-operating income or expenses that are not of a meaningful nature for separate classification.

Research and development

Costs incurred in research and development were primarily for developing new rose varieties and were expensed as incurred in the Jackson & Perkins segment and therefore are included in discontinued operations. A total of $1,114 of these costs were incurred in fiscal 2007. There were no such costs incurred in fiscal 2009 or 2008.

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

The amount of income taxes the Company pays is subject to periodic audits by federal and state tax authorities and these audits may result in proposed deficiency assessments. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of July 1, 2007. See “Note 10—Income Taxes.”

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

Pension Plans

Effective June 30, 2007, the Company adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). The Company’s pension benefit costs and liabilities are developed from actuarial valuations. Inherent in these valuations are assumptions the Company determines after consultation with its actuaries, including discount rates and expected returns on plan assets. In determining the expected rates and returns, the Company is required to consider current market conditions, including changes in interest rates.

Material changes in the Company’s pension and post-retirement benefit costs may occur in the future, resulting from changes in assumptions or other management decisions. For further discussion, see “Note 9—Benefit Programs”.

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

NOTE 4—RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans, effective June 30, 2007 through a cumulative adjustment to accumulated other comprehensive income of $1,119, net of tax, The Company adopted Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to Financial Accounting Standards Board Statement No. 43, ‘Accounting for Compensated Absences’ as of July 1, 2007 through a cumulative adjustment to retained earnings totaling $256, net of tax.

During June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. SFAS 168 will become effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company expects that the adoption of SFAS 168 will not have an impact on its results of operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement did not have a material effect on the Company’s consolidated statements. The Company evaluated subsequent events after the balance sheet date of June 27, 2009 through September 17, 2009, the date the financial statements were issued.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the effective date of December 15, 2008. The Company will apply the requirements of SFAS No. 141R to any future business combinations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and to allow additional time to resolve certain issues, the FASB delayed the effective date for one year for certain types of nonfinancial assets and nonfinancial liabilities, via the issuance of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. In April 2009, the FASB also issued FSP No. 157-4, which provides additional guidance in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. This FSP does not change the requirements in paragraphs 24–27 of Statement 157, which provide guidance on the use of Level 1 inputs. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009.

The Company’s adoption of this statement, except for nonfinancial assets and nonfinancial liabilities, did not have a material impact on its consolidated financial statements. The Company currently holds cash and cash equivalents that are subject to its current SFAS No. 157 adoption and are measured using Level 1 inputs. The Company is continuing its evaluation of the impact of adopting the provisions of SFAS No. 157 for nonfinancial assets and liabilities, primarily as it relates to the measurement of fair value used when evaluating goodwill, other intangible assets and certain other long-lived assets for impairment and valuing asset retirement obligations.

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

NOTE 5—ACQUISITIONS

Cushman’s

On August 8, 2008, the Company completed the acquisition of certain assets of Cushman Fruit Company, Inc. (the “Cushman’s Acquisition”), a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of $8,509, including $450 of acquisition related costs.

The Company paid for the Cushman’s Acquisition with available cash. The Company’s revolving credit agreement was amended to permit the acquisition and to address other administrative matters. Unless otherwise defined or noted, references in this Form 10-K to “Cushman’s” refers to the brand or business, as owned and operated by the Company, subsequent to the acquisition on August 8, 2008. The operating results of Cushman’s are included in the Company’s results of operations only for periods subsequent to the acquisition date.

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

Current assets	$853
Fixed assets	195
Intangible assets	2,600
Goodwill	5,418

Total assets acquired	9,066
Current liabilities	(557)

Net assets acquired	$8,509

The acquired intangible assets are comprised of Cushman’s®™ and related trademarks totaling $1,489 and customer lists of $1,111. The trademarks have indefinite lives, while the customer lists will be amortized on a weighted basis over a four year period. Of the $5,418 goodwill acquired, $4,009 is allocated to the Direct Marketing segment and $1,409 is allocated to the Wholesale segment. All intangibles are expected to be fully deductible for tax purposes. While goodwill represents the excess purchase price over the fair value of net assets acquired, the Company anticipates the acquisition will leverage its existing infrastructure and generate operating and marketing synergies and productivity improvements for its consolidated businesses.

In accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recorded a liability of $147 for severance costs related to management’s plan for a reduction in force associated with the closure of the existing Cushman’s locations. Management’s plan for reduction in force and closure was developed concurrently with the acquisition and requires the transition of certain functions to the Company’s existing personnel and locations. The Company expects all exit activities to be complete within twelve months of the acquisition. As of June 27, 2009, the Company had $107 severance and closure costs remaining unpaid included in “Accrued payroll and benefits” in the condensed consolidated balance sheets.

The following unaudited pro forma consolidated results of operations have been prepared as if the Cushman’s Acquisition had occurred at the beginning of the respective periods below (in thousands, except per share data):

	Fiscal 2009 (unaudited)	Fiscal 2008 (unaudited)
Net sales	$489,625	$564,582
Gross profit	202,406	256,205
Operating income (loss)	(28,111)	31,860
Income (loss) from continuing operations before income taxes	(34,813)	9,444
Net income (loss)	(20,304)	4,830
Basic net income (loss) per share	$(19.65)	$4.68
Diluted net income (loss) per share	$(19.65)	$4.63

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

Wolferman’s

On January 15, 2008, the Company completed the acquisition of Wolferman’s, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand, from Williams Foods, Inc., for a net purchase price of $22,784. The Company paid for the acquisition of Wolferman’s with available cash.

The results of operations of Wolferman’s are included in the consolidated statements of operations for the period subsequent to the acquisition date.

The preliminary allocation of the purchase price was based on management’s estimates and assumptions, and other information compiled by management utilizing established valuation techniques appropriate for the retail industry. During the second fiscal quarter of 2009 the Company recorded a reclassification of $3,814 from customer lists to goodwill as a result of management’s review of the independent third party valuation firm’s final report and data underlying the related purchase price allocation assumptions. The Company considers the impact of the correction to be immaterial to its result of operations and cash flows in the current and previously reported periods. The purchase price allocation below is considered final and includes professional fees and other related acquisition costs, allocated to the net assets acquired based on their fair values (in thousands):

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

NOTE 6—DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses to J&P Acquisition Inc. In a separate transaction, the Company sold its land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins. Cash proceeds on these sales, net of transaction fees, were $47,206.

We provided transitional services to the buyer of the Jackson & Perkins businesses through June 2009. The final payment on the note due from J&P Acquisition Inc. was due as of mid June 2009. The amount due was $1,000. As of June 27, 2009, the note was not paid. It has been fully reserved, and a legal claim to collect the remaining balance was initiated. In addition, the remaining product credit related to the sale was $497 and was also fully reserved as of June 27, 2009.

The financial results included in discontinued operations in the consolidated statement of operations were as follows:

	2009	2008	2007
Net sales	$278	$5,127	$64,947
Gain (loss) on sale of discontinued operations	(1,414)	282	6,713
Provision (benefit) for income taxes on discontinued operations	(336)	19	1,127
Net income (loss) from discontinued operations	(446)	271	1,304

Net sales from discontinued operations of approximately $57,300 for part of fiscal 2007 represented sales activity that occurred prior to the completion of the sale of the Jackson & Perkins business on April 10, 2007. Net sales from discontinued operations in fiscal 2009 and 2008 and for a portion of fiscal 2007 subsequent to the date of sale, were primarily comprised of revenues associated with the transitional services agreement and residual farm crop sales.

NOTE 7—BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	June 27, 2009	June 28, 2008
Finished goods	$18,056	$19,492
Materials, packaging supplies, and work-in process	20,734	28,222
Growing crops	5,948	6,749

Total	$44,738	$54,463

Fixed Assets

Fixed assets consist of the following:

	June 27, 2009	June 28, 2008
Land	$19,607	$19,607
Land improvements and orchard development costs	30,692	30,485
Buildings and improvements	58,517	55,699
Machinery and equipment	68,176	64,470
Leasehold improvements	10,611	12,940
Purchased and internally developed software	36,693	34,732
Capital projects-in-progress	1,521	5,987

	225,817	223,920
Accumulated depreciation and amortization	(80,340)	(61,706)

Total	$145,477	$162,214

As of June 27, 2009 and June 28, 2008, purchased and internally developed software including software licenses acquired for $895 and $1,863, respectively, were financed through capital lease agreements. See “Note 8—Borrowing Arrangements” for terms and conditions of the Company’s capital lease obligations. Accumulated amortization of purchased and internally developed software costs was $18,972 and $13,607 as of June 27, 2009 and June 28, 2008, respectively. Amortization of software costs from continuing operations, which include software assets financed by capital leases, were $5,365, $4,146, and $3,813 for fiscal 2009, 2008 and 2007, respectively.

During fiscal 2009, the Company determined that 30 underperforming stores were impaired and recorded a non-cash charge for the impairment of certain fixed assets and other long-lived assets in the amount of $3,600, of which $3,471 was related to fixed assets and $129 to fair value lease intangibles. During fiscal 2008 the Company determined that 14 underperforming stores were impaired and recorded a non-cash charge for the impairment of certain fixed assets and other long-lived assets in the amount of $1,190. In addition, an impairment loss of $375 related to certain information technology software was recognized in the Other segment in the fourth quarter of fiscal 2007; $120 of this amount was recorded in discontinued operations. Impairment charges for continuing operations are included in selling, general and administrative expenses in the consolidated statement of operations and in the loss on disposal and impairment of long-lived assets in the consolidated statement of cash flows for fiscal 2009 and 2008.

During the fourth quarter of fiscal 2009, the Company abandoned certain capital projects. The related amounts written off resulted in a $748 non-cash charge, or $0.72 per share on a pre-tax basis, recorded in selling, general and administrative expense in the consolidated statement of operations.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in SFAS No. 142, Goodwill and Other Intangible Assets. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. Based on the results of the Company’s annual impairment testing performed in the last quarter of the fiscal year, the Company has impaired $302 of the value of the Cushman’s trade name, the Company’s goodwill and other intangibles were not impaired as a result of their respective annual impairment tests in the fourth quarter of fiscal 2009.

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

The estimated fair value of each of the reporting units included the impact of trends in the business and industry noted in fiscal 2009, primarily the decline in sales caused by the adverse economic climate. Based on the impairment testing in the second quarter, the Company concluded that the fair values of the Wolferman’s goodwill, recipe and trade name were less than their related book values. Also, analysis of individual store division performance resulted in the impairment of favorable lease agreements. As a result, the Company recorded an impairment charge of $10,205 ($686 related to goodwill and $9,519 related to the recipe and trade name) within selling, general and administrative expenses of our Direct Marketing segment within the consolidated statement of operations. The impairment charge related to goodwill was revised during the fourth quarter and the related amount was corrected to reflect the charge of $686. See “Note-17 Quarterly Information” for further information on the correction and prior periods affected. No impairment charges were recorded in prior fiscal year comparable periods.

Amortization expense was $1,456, $2,122 and $1,976 for fiscal 2009, 2008 and 2007, respectively, and is included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Goodwill and intangible assets as of June 27, 2009 include those assets acquired in the Company’s 2004 Acquisition, and the acquisitions of the Wolferman’s and Cushman’s businesses. See “Note-5 Acquisition” for further information. The following is a summary of intangible assets:

	June 27, 2009			June 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names, trademarks and recipe	$32,139	$—	$32,139	$40,471	$—	$40,471
Goodwill	12,236	—	12,236	3,690	—	3,690
Direct marketing customer and rental lists	9,249	(8,467)	782	11,952	(7,158)	4,794
Favorable lease agreements	1,676	(1,540)	136	1,805	(1,393)	412

	$55,300	$(10,007)	$45,293	$57,918	$(8,551)	$49,367

The following table represents activity for goodwill and other intangibles for the fiscal year ended June 27, 2009 and June 28, 2008.

	Goodwill	Indefinite-Lived Intangibles	Definite-Lived Intangibles	Total
Net balance as of June 30, 2007	$—	$26,921	$2,168	$29,089
Additions	3,690	13,550	5,300	22,540
Impairment charges	—	—	(140)	(140)
Amortization expense	—	—	(2,122)	(2,122)

Net balance as of June 28, 2008	$3,690	$40,471	$5,206	$49,367
Additions	5,418	1,489	1,111	8,018
Reclassification	3,814	—	(3,814)	—
Impairment charges	(686)	(9,821)	(129)	(10,636)
Amortization expense	—	—	(1,456)	(1,456)

Net balance as of June 27, 2009	$12,236	$32,139	$918	$45,293

The estimated amortization expense for each of the next four fiscal years and thereafter is as follows:

Fiscal Period	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
2010	$601	$76	$677
2011	142	39	181
2012	37	21	58
2013	2	–	2

Total	$782	$136	$918

Impairment Estimates and Assumptions

The impairment charges related to our indefinite-lived intangible assets, our goodwill and long-lived assets associated with stores were calculated using management’s estimates of future forecasted cash flows to be generated from the respective assets and a discount rate inherent within the Company’s cost of capital. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins, operating expenses and applicable discount rate. If the Company had used different assumptions and estimates regarding the future operating results or discount rate, the impairment charges might have been materially different. However, management believes that the assumptions and estimates were reasonable and represented the most likely future operating results based upon the then current information available.

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

In connection with this facility and related amendments, the Company has remaining deferred financing costs of $2,172 and $3,416 on its consolidated balance sheets as of June 27, 2009 and June 28, 2008, respectively.

As previously discussed, on August 8, 2008, the Company completed the acquisition of substantially all of the assets of Cushman Fruit Company, Inc. The Company’s Credit Agreement was amended to permit the acquisition and to address other administrative matters on August 8, 2008. The Company did not incur any debt issuance fees related to this amendment.

The above amendment and any previous amendments to the Credit Agreement were with the same primary creditor for purposes of applying the guidance set forth in EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.

As of June 27, 2009, the Company had $0 borrowings and $1,061 in outstanding letters of credit under the revolving credit facility. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at June 27, 2009 was $919. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the Consolidated Statement of Operations.

The revolving credit facility contains customary affirmative and negative covenants for senior secured credit facilities of this type, including, but not limited to, limitations on the incurrence of indebtedness, capital expenditures, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. These covenants significantly limit the Company’s ability to obtain funds from its subsidiaries in the form of loans, dividends or other advances other than dividends paid to the Company by Harry and David for the purpose of paying (i) income taxes when and as due, (ii) management fees payable to Wasserstein under the management agreement, or (iii) operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (including legal and accounting expenses and similar expenses and customary fees to non-officer directors in an amount not to exceed $350 in any fiscal year). At June 27, 2009, the Company was in compliance with these covenants.

Long-Term Debt

As of June 27, 2009 the Company’s wholly-owned subsidiary, Harry and David, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012 and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). These amounts are net of the repurchases by the Company on the open-market in fiscal 2008 and in fiscal 2009. For further details on the repurchases, see “Long-Term Debt Prepayment” below.

The floating rate Senior Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was 5.67% and 7.68% at June 27, 2009 and June 28, 2008, respectively. The fixed rate Senior Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December.

The deferred financing fees incurred in connection with the note offering and related exchange have been recorded as deferred financing costs within long-term assets. These costs are amortized over the remaining life of the associated Senior Notes and as of June 27, 2009 and June 28, 2008, $3,803 and $5,850, respectively, remained on the balance sheet for all associated fees related to the Senior Notes. As noted below under “Long-Term Debt Prepayment,” the Senior Notes deferred financing costs are subject to write-off on a pro-rata basis due to early repurchase or repayment of the Senior Notes.

The Senior Notes represent the senior unsecured obligations of Harry and David, and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s current subsidiaries. Refer to “Note 19—Condensed Consolidating Financial Statements” for additional information related to the Company’s internal re-organization in November of fiscal 2008. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. These covenants significantly limit the Company’s ability to obtain funds from its subsidiaries in the form of loans, dividends or other advances other than (i) dividends or loans in limited circumstances if its fixed charge coverage ratio reaches specified levels or (ii) dividends paid to the Company by Harry and David for the purpose of paying (A) management fees not to exceed $1,000 per year (excluding out of pocket expenses, (B) consolidated income taxes when and as due, and (C) up to $2,000 (since the date of the indenture) relating to expenses associated with an initial public offering. With respect to dividends other than as described in the preceding sentence, even if the fixed charge coverage ratio threshold has been met, Harry and David may only pay the Company dividends up to a specified amount based upon, among other things, consolidated net income and any cash proceeds received by Harry and David from the sale of equity securities or contributions to equity. The Company was in compliance with all of the covenants contained in the indenture under the Senior Notes at June 27, 2009.

Long-Term Debt Prepayment

During the year ended June 27, 2009, the Company purchased $36,638 aggregate principal amount of its fixed and floating rate Senior Notes in open-market purchases for $20,366. The debt prepayment resulted in a net gain of $15,416, comprised of a $16,272 discount on the repayment of outstanding principal, partially offset by the write-off of $856 of unamortized deferred financing costs.

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

Amortization of Deferred Financing Costs

Total amortization expenses of all deferred financing costs were $2,435, $2,604 and $2,669 for fiscal 2009, 2008 and 2007, respectively, and are included within interest expense in the accompanying consolidated statements of operations.

Capital Lease Obligations

In the fourth quarter of fiscal 2008, the Company acquired a software license for $895, financed by a capital lease agreement. The interest rate on the agreement is 5.99% due in three annual installments of principal and interest. The current and long-term portions of the remaining obligation in the consolidated balance sheet as of June 27, 2009, were $147 and $309, respectively. In fiscal 2007, the Company acquired a software license for $968, also financed by a capital lease agreement. The obligation was due in three annual installments of principal and interest with an interest rate of 10.36%. The obligation was fully paid off in June fiscal 2009, and there was no amount outstanding as of June 27, 2009.

NOTE 9—BENEFIT PROGRAMS

Pension Plans

The Company has a defined benefit pension plan that covers substantially all employees that were on an active basis as of June 25, 2006. Benefits under the plan are generally based on the employee’s compensation level and years of service. Benefits fully vest after five years of qualifying service. The required level of funding of this plan changes each year depending on the funding status of the plan and the annual actuarial valuation report provided by our actuaries.

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

The Company contributed $2,676 to its pension plans in fiscal 2009 and expects to contribute approximately $1,909 its pension plans in fiscal 2010 to fulfill its minimum funding obligations.

The following tables set forth combined information regarding the Company’s qualified and non-qualified plans as of June 27, 2009, June 28, 2008 and June 30, 2007. The measurement dates used in accumulating such information were June 27, 2009, June 28, 2008 and June 30, 2007, respectively.

Change in projected benefit obligation	June 27, 2009	June 28, 2008
Benefit obligation, beginning of period	$44,389	$50,098
Service cost	—	—
Interest cost	2,889	2,873
Plan amendments	(809)	—
Curtailment gain	—	—
Actuarial gain/loss	1,779	1,917
Benefits paid	(4,125)	(10,499)

Benefit obligation, end of period	$44,123	$44,389

Change in plan assets	June 27, 2009	June 28, 2008
Fair value of plan assets, beginning of period	$26,895	$34,371
Actual return on plan assets	(8,687)	(2,894)
Company contributions	2,676	5,917
Benefits paid	(4,125)	(10,499)

Fair value of plan assets, end of period	$16,759	$26,895

As of June 27, 2009 and June 28, 2008, the funded status of the Company’s plans was a deficit of $27,634 and $17,494, respectively, and the amounts are classified as noncurrent liabilities on the consolidated balance sheet.

Components of pension expense	2009	2008	2007
Service cost	$—	$—	$4,384
Interest cost	2,889	2,873	2,886
Expected return on assets	(1,987)	(2,779)	(2,890)
Prior service cost amortization	(25)	—	—
Amortization of actuarial loss	524	—	—

Net period pension expense	$1,401	$94	$4,380
Curtailment gain	—	—	(15,844)
Settlement (gain) loss	1,196	150	(264)

Net period pension expense with curtailment and settlement	$2,597	$244	$(11,728)

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year-end:	2009	2008	2007
Discount rate for determining net periodic pension cost	6.90%	6.30%	6.30%
Discount rate for determining benefit obligations at year-end	6.10%	6.90%	6.30%
Rate of compensation increase for determining expense	N/A	N/A	N/A
Rate of compensation increase for determining benefit obligations at year-end	N/A	N/A	N/A
Expected rate of return on plan assets for determining net periodic pension cost	8.50%	8.50%	8.50%
Expected rate of return on plan assets at year-end	5.50%	8.50%	8.50%
Measurement date for determining assets and benefit obligations at year-end	6/30/2009	6/30/2008	6/30/2007

Expected benefit payments related to the Company’s pension plans for each of the next five fiscal years, and in the aggregate for the next five fiscal years thereafter as of June 27, 2009 are estimated as follows:

Expected benefit payments
2010	1,029
2011	3,632
2012	1,987
2013	3,947
2014	3,424
2015-19	20,347

Total	$34,366

The Company’s asset allocation strategy is designed to balance the objectives of achieving the asset return assumption consistently over the long-term while minimizing the volatility of the plan’s funded status and the Company’s pension expense. Asset classes with differing expected rates of return, return volatility and correlations are utilized to control risk and provide diversification. For fiscal 2009, the assets of the Company’s benefit plans were invested in 57% equity securities, 39% debt securities, and 4% real estate investments. For fiscal 2008, investments were 68% equity securities, 20% debt securities and 12% in real estate investments.

As of June 27, 2009, the pretax amount in accumulated other comprehensive income of $15,624 that has not yet been recognized as components of net periodic benefit cost is entirely comprised of unrecognized net gain or loss and approximately $1,251 is expected to be recognized in fiscal 2010.

The Company recorded non-cash settlement charges of $1,196 and $150 during fiscal 2009 and 2008, respectively, related to lump sum distributions from our benefit pension plans. Statement No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan. Under settlement accounting, unrecognized plan gains or losses must be recognized immediately in proportion to the percentage reduction of the plan’s projected benefit obligation. As a result of the unfavorable performance of its pension plan assets and changes in actuarial assumptions, the Company recognized an additional unfunded liability and recorded an adjustment to other comprehensive income (loss) of $7,298, net of taxes of $4,361 in fiscal 2009. In fiscal 2008, the year-to-date adjustment was $4,677, net of taxes of $2,763. These adjustments were recorded under the guidance in Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”).

The Company’s funding policy is generally designed to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Current projections indicate cash contributions to fund the qualified benefit plan and the excess benefit plan by fiscal year from 2010 through 2014 will be as follows:

Expected contributions
2010	$1,909
2011	9,520
2012	4,693
2013	6,436
2014	5,514

Total	$28,072

Post-retirement medical plan

The Company sponsors a post-retirement medical plan, which currently covers three eligible participants and will be covering three additional participants once they become eligible. The Company funds benefits as they occur. At June 27, 2009 and June 28, 2008, the Company has accrued $100 and $123, respectively, as its estimated liability under this plan. There are no plan assets at either date. Expenses from continuing operations related to the plan totaled $22, $14 and $23, respectively, in fiscal 2009, 2008 and 2007.

401(k) plan

Salaried and hourly employees, including management, become eligible to participate in the Company’s 401(k) plan upon completing a minimum of 1,000 hours of service during the 12-month period subsequent to hire date. Effective January 1, 2008, the Company began providing matching contributions equal to 100% of the participant’s contributions for the first 5% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s earnings that may be taken into account. Prior to that date, matching contributions were equal to 100% of the participant’s contributions for the first 3% of the participant’s earnings, and 50% of the participant’s contributions for the next 2% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s earnings that may be taken into account. The Company has temporarily suspended its matching program in fiscal 2009.

The Company’s contributions to the 401(k) plan were $1,591, $3,017 and $2,615 in fiscal 2009, 2008 and 2007, respectively.

Incentive compensation plan

The Company’s bonus plan covers eligible salaried employees and also applies to hourly employees on a discretionary basis. Benefits under this plan are generally based on various performance standards and are payable currently. For fiscal 2009, 2008 and 2007, total expense was $0, $0 and $11,100, respectively.

Deferred compensation plans

All of our compensation plans that are subject to Section 409A of the Internal Revenue Code are intended to comply with such law. Should a plan be determined not to comply, however, we are not responsible for any additional tax or interest imposed on any employee.

Self-insured liabilities

The Company is primarily self-insured for employee health benefits. Estimated costs of these self-insurance programs are accrued at the undiscounted value of actuarially determined projected settlements for known and anticipated claims incurred. These liabilities, totaling $2,758 and $2,624 at June 27, 2009 and June 28, 2008, respectively, are classified within accrued payroll and benefits.

NOTE 10—INCOME TAXES

The components of the Company’s total provision (benefit) for income taxes are as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Continuing operations	$(14,861)	$4,648	$11,156
Discontinued operations	$(336)	$19	$1,127

Total provision (benefit) for income taxes	$(15,197)	$4,667	$12,283

For continuing operations, the components of the Company’s provision (benefit) for income taxes are as follows:
Income (loss) from continuing operations before income taxes	$(34,594)	$8,985	$41,853

Current:
Federal	(7,534)	22,734	—
State	(4,114)	4,830	338

	(11,648)	27,564	338
Deferred:
Federal	(5,617)	(19,821)	11,588
State	2,404	(3,095)	(770)

	(3,213)	(22,916)	10,818

Provision (benefit) for income taxes from continuing operations	$(14,861)	$4,648	$11,156

The Company’s effective tax rate for continuing operations differed from the federal statutory income tax rate as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal tax effect	5.0	11.6	1.3
Cumulative effect of state tax rate change	—	9.6	—
Adjustments to cumulative deferred differences	—	—	—
Valuation allowance	—	(8.9)	(7.9)
Tax reserves under FIN 48	1.0	9.8	—
Charitable deductions	0.5	(4.2)	—
Tax Credits	1.1	(2.3)	—
Other	0.4	1.1	(1.7)

Effective tax rate	43.0%	51.7%	26.7%

In fiscal 2009, the effective tax rate for continuing operations was higher than the federal statutory rate, primarily due to a decrease in tax reserves under FIN 48 of $341, state tax benefit of $1,734, the recognition of General Business Credits of $388, and the Domestic Production Activities Deduction of $220. In fiscal 2008, the effective tax rate for continuing operations was higher than the statutory rate primarily due to a mid-year structural reorganization that resulted in a higher state tax expense and cumulative adjustment to deferred tax items of $686 due to changes in the state tax rate, an increase in tax reserves under FIN 48 of $881, offset by the reversal of the remaining valuation allowance of $795. In fiscal 2007, the effective tax rate for continuing operations was lower than the statutory rate primarily due to a reversal of the valuation of $3,309. In fiscal 2009, $3,727 of income tax was allocated to other comprehensive income reflecting the tax effect of pension liability adjustments.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	June 27, 2009	June 28, 2008
Deferred tax assets:
Reserve for future liabilities	$(3,154)	$(4,066)
Pension	(9,069)	(6,166)
Inventories	(1,032)	(1,126)
Net operating loss carryforwards	(1,178)	(2,248)
State deferred asset	(388)	—
Tax credits	(280)	(523)
Other	(6,051)	(4,849)

Total deferred tax assets	(21,152)	(18,978)

Deferred tax liabilities:
Fixed assets	12,685	16,311
Catalog costs	983	2,307
State deferred liability	—	236
Other	831	968

Total deferred tax liabilities	14,499	19,822

Total net deferred tax (assets) liabilities	$(6,653)	$844

At June 27, 2009, the Company has deferred tax assets of approximately $1,178 relating to various state net operating loss carryforwards, which expire under current statute between 2009 and 2028.

The Company routinely reviews the future realization of tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. The Company underwent a structural reorganization in November 2007 which will allow efficient use of the existing state net operating losses. As of June 27, 2009, the Company believes that no valuation allowance is required to reduce the related deferred tax assets to an amount that is more likely than not to be realized.

The Company adopted the provision of FIN 48 on July 1, 2007. A reconciliation of the beginning and ending gross amount of the unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at June 29, 2008	$4,412
Settlement with taxing authorities during the year	(2,177)
Lapse of statute of limitations during the year	(531)

Gross unrecognized tax benefits at June 27, 2009	$1,704

As of June 27, 2009, the gross amount of unrecognized tax benefits is $1,704, excluding penalty and interest, while a net amount of $3,861, including penalty and interest, is recorded in other long-term liabilities. Of these amounts, if recognized, $1,706 would favorably impact the effective tax rate.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Interest and penalties, net of tax, of $24, or $0.02 per share, were recognized for the fiscal year-end. The Company had accrued interest and penalties, net of tax, of approximately $1,578 and $1,519 at June 27, 2009 and June 28, 2008, respectively. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease in the next twelve months due to the expiration of certain statutes of limitation.

The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions (within the meaning of FIN 48). As of June 27, 2009, the Company is not subject to federal and state examinations for years prior to 2005. Tax years subsequent to June 17, 2004 remain open to examination by these “major” jurisdictions.

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

The Plan is administered by the Company’s board of directors or a committee of such board. Options may be exercised only to the extent they have vested. Options granted generally vest and become exercisable 20% on June 17 for each of the first two years after the grant date then vest 5% quarterly over the remaining option term. Upon vesting, all options are exercisable provided that the holder of such options is an employee of the Company on the vesting date unless otherwise stipulated in individual option agreements. Vesting of all options will accelerate upon a termination of employment without cause within a year following a change of control of the Company or as otherwise defined in the relevant option agreements. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under the Plan expire ten years after the grant date. In case of termination of employment or other service by reason of death, disability, or normal or early retirement, or in the case of hardship or other special circumstances of an optionee holding options that have not vested, the administrator of the Plan may, in its sole discretion, accelerate the time at which such option may be exercised. The option agreement for any grant may provide for a share repurchase right or right of first refusal in favor of the Company upon the occurrence of certain specified events. Any repurchase of such shares is to be made by the Company at the fair value at the time of the repurchase.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted utilized is either the final vesting date or a period derived from the time between the date of final vesting and the expiration of the option, depending on the vesting provisions of the underlying grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the majority of the grants an assumption of a ten percent pre-vesting forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized. The assumptions used for fiscal 2008 and 2007 awards granted are noted in the following table (there were no awards granted in fiscal 2009):

	2008	2007
Expected volatility	41.0%	38.8%
Expected dividends	$0	$0
Expected term	6.1 years	4.5 years
Risk-free rate	3.93%	4.52%

A summary of option activity under the Plan for fiscal 2009 is presented below:

Options	Option shares	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding at June 28, 2008	62,530	$115.63	7.2 years
Granted	—	—	—
Exercised	—	—	—
Forfeited	(2,962)	150.69	—

Outstanding at June 27, 2009	59,568	$113.92	6.2 years

The weighted-average grant-date fair value of options issued in fiscal 2008 and 2007 was $31.67 and $11.50, respectively. As of June 27, 2009, 59,568 options were outstanding, of which 53,329 were fully vested and exercisable. The weighted-average exercise price of the fully vested options was $104.24. The weighted average remaining contractual term of vested options was 6.0 years. The total grant date fair value of all options outstanding at June 27, 2009 and June 28, 2008 was $1,521 and $1,582, respectively.

A summary of the status of the Company’s nonvested option shares as of June 27, 2009, and activity during fiscal year ended June 27, 2009, are presented below:

	Weighted-average option shares	Estimated grant-date fair value of options
Nonvested option shares at June 28, 2008	25,019	$23.15
Granted options	—	—
Vested	(17,868)	26.99
Forfeited	(912)	14.49

Nonvested option shares at June 27, 2009	6,239	$13.42

The total fair value of shares vested during fiscal 2009, 2008, and 2007 was $482, $519, and $520, respectively. The Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $482, $552, and $577 for fiscal 2009, 2008, and 2007, respectively, and the total tax benefit recognized for these periods was $193, $168, and $69, respectively. As of June 27, 2009, there was $84 of total unrecognized pre-tax compensation cost related to nonvested share-based compensation arrangements granted under the Plan that will be recognized over the remaining vesting period. The weighted-average period of the remaining cost is 2.0 years. Cash received from options exercised under the share-based payment arrangement for fiscal 2009, 2008, and 2007 was $0, $91, and $1,017, respectively.

NOTE 12—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period, including the dilutive effect of stock options as determined under the treasury stock method. For the fiscal year ended June 28, 2008, weighted-average common shares outstanding for the period include the dilutive effect of stock options of 10,894 for the calculation of diluted earnings per share. For fiscal 2009, 2008 and 2007, common shares relating to the stock options of 59,568, 17,876 and 66,251, respectively, are excluded from the diluted earnings per share calculation as the related impact would have been anti-dilutive. The calculations are as follows (dollar amounts are in thousands except per share data):

	2009	2008	2007
Net income (loss) from continuing operations	$(19,733)	$4,337	$30,697
Net income (loss) from discontinued operations	(446)	271	1,304

Net income (loss)	$(20,179)	$4,608	$32,001

Basic net income (loss) per share:
Continuing operations	$(19.10)	$4.20	$29.90
Discontinued operations	(0.43)	0.26	1.27

Total basic net income (loss) per share	$(19.53)	$4.46	$31.17

	2009	2008	2007
Diluted net income (loss) per share:
Continuing operations	$(19.10)	$4.16	$29.90
Discontinued operations	(0.43)	0.26	1.27

Total diluted net income (loss) per share	$(19.53)	$4.42	$31.17

Weighted-average shares used in per share calculations:
Basic	1,033,295	1,032,577	1,026,604

Diluted	1,033,295	1,043,471	1,026,604

Per share amounts are calculated separately for net income (loss) from continuing operations and discontinued operations and total net income (loss) and, as such, the per share amounts for continuing operations and discontinued operations may not sum to the total net income per share.

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

Total rental expense for all operating leases was as follows:

	2009	2008	2007
Minimum rent expense	$24,508	$24,299	$24,111
Contingent rent expense	209	297	461

Total rent expense	$24,717	$24,596	$24,572

Minimum rental expense from discontinued operations included in the above totals was $1,464 for fiscal 2007. There was no minimum rental expense from discontinued operations for fiscal 2009 or fiscal 2008, and there was no contingent rent expense from discontinued operations for any period presented.

The aggregate future minimum rental payments under non-cancelable operating leases and payments of principal and interest on our capital lease obligations in effect at June 27, 2009, were as follows for the following fiscal years:

	Operating Leases	Capital Leases	Total Payments
2010	$18,606	$161	$18,767
2011	16,039	323	16,362
2012	13,743	—	13,743
2013	8,042	—	8,042
2014	5,058	—	5,058
Thereafter	45,243	—	45,243

Total	$106,731	$484	$107,215

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

As of June 27, 2009, 100% of the award was vested, representing $6,034 which also reflects forfeitures. In each case, vesting occurred as long as the award recipient was an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of June 27, 2009, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program for the fiscal year then ended.

NOTE 15—RELATED-PARTY TRANSACTIONS

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During fiscal 2009, 2008 and 2007, the Company paid $1,000, $1,000, and $1,068, respectively, in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

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

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry & David®, Wolferman’s® and Cushman’s® brands by marketing through catalogs, the Internet, business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Stores segment generates net sales of Harry & David®, Wolferman’s® and Cushman’s® merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of June 27, 2009, the Company operated 138 Harry and David stores in 38 states. The Company also operates two Cushman’s seasonal stores during the year. The Wholesale segment generates net sales by selling Harry & David® brand, Wolferman’s® brand, and Cushman’s® brand wholesale products to national retailers as well as commercial sales of surplus, non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon. Business units not disclosed separately for segment reporting purposes are grouped in the “Other” segment and include business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions.

The Company reclassified revenue from commercial fruit sales from the “Other” segment to the “Wholesale” segment. Certain costs related to commercial fruit sales have not been reclassified as the impact is immaterial and it is impractical to do so. The Company also reclassified certain activities related to Cushman’s from the “Direct Marketing” segment to the “Wholesale” segment as compared to the presentation in its fiscal 2009 interim periods.

Net intersegment sales were $64,556, $162,236 and $183,993 for the fiscal 2009, 2008 and 2007, respectively. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities.

The following table presents key financial statement data by segment for the periods indicated:

	Direct Marketing	Stores	Wholesale	Other	Total Continuing Operations
Fiscal 2009
Net external sales	$325,902	$125,921	$37,773	$—	$489,596
Depreciation and amortization expense	1,350	3,323	—	15,962	20,635
Operating income (loss) from continuing operations	(14,426)	(14,499)	967	52	(27,906)
Interest expense, net from continuing operations	1	(7)	—	21,241	21,235
Income (loss) from continuing operations before income taxes	(1,519)	(12,805)	1,496	(21,766)	(34,594)
Capital expenditures	—	623	—	6,055	6,678
Total assets	46,307	24,490	8,578	197,317	276,692
Fiscal 2008
Net external sales	$372,552	$138,129	$34,383	$—	$545,064
Depreciation and amortization expense	1,852	3,989	—	14,651	20,492
Operating income (loss) from continuing operations	39,208	(8,858)	812	—	31,162
Interest expense, net from continuing operations	30	3	(8)	22,494	22,519
Income (loss) from continuing operations before income taxes	39,193	(8,839)	820	(22,189)	8,985
Capital expenditures	9	5,440	—	12,406	17,855
Total assets	59,597	32,654	2,308	262,078	356,637
Fiscal 2007
Net external sales	$384,439	$139,478	$37,100	$—	$561,017
Depreciation and amortization expense	1,612	3,657	—	13,829	19,098
Operating income (loss) from continuing operations	47,587	(1,328)	4,475	—	50,734
Interest expense, net from continuing operations	—	—	—	25,073	25,073
Income (loss) from continuing operations before income taxes	50,987	(543)	4,528	(13,119)	41,853
Capital expenditures	—	4,492	—	16,967	21,459

Depreciation and amortization expense from discontinued operations was $599 for fiscal 2007, and capital expenditures from discontinued operations was $185 for fiscal 2007. There were no such amounts in fiscal 2009 or 2008.

NOTE 17—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain quarterly income statement information of the Company for the fiscal 2009 and 2008. The Company reports results using a fiscal quarter method whereby each quarter is reported as a Saturday in September (Q1), December (Q2), March (Q3) or June (Q4) of the twelve or thirteen week period based on a 52/53 week year. As discussed in “Note 6—Discontinued Operations,” in fiscal 2007, the Jackson & Perkins business was discontinued. All periods presented reflect the accounting for discontinued operations. Dollars are in thousands, except per share amounts. The sum of the quarterly per share amounts will not necessarily equal the annual net earnings per share amounts as each quarter is calculated independently.

	2009
	Q1	Q2(1)	Q3	Q4	Total
Net sales	$52,607	$307,726	$74,912	$54,351	$489,596
Cost of goods sold	36,399	161,109	52,194	37,465	287,167

Gross profit	16,208	146,617	22,718	16,886	202,429

Income (loss) from continuing operations before taxes	(24,614)	49,620	(30,901)	(28,699)	(34,594)
Provision (benefit) for income taxes on continuing operations	(9,264)	19,282	(12,702)	(12,177)	(14,861)

Net income (loss) from continuing operations	(15,350)	30,338	(18,199)	(16,522)	(19,733)
Net income (loss) from discontinued operations	125	110	99	(780)	(446)

Net income (loss)	$(15,225)	$30,448	$(18,100)	$(17,302)	$(20,179)

Basic net income (loss) per share:
Continuing operations	$(14.86)	$29.36	$(17.61)	$(15.99)	$(19.10)
Discontinued operations	$0.12	$0.11	$0.10	$(0.75)	$(0.43)

Total basic income (loss) per share	$(14.73)	$29.47	$(17.52)	$(16.74)	$(19.53)

Diluted net income (loss) per share:
Continuing operations	$(14.86)	$29.36	$(17.61)	$(15.99)	$(19.10)
Discontinued operations	$0.12	$0.11	$0.10	$(0.75)	$(0.43)

Total diluted net income (loss) per share	$(14.73)	$29.47	$(17.52)	$(16.74)	$(19.53)

	2008
	Q1	Q2	Q3	Q4	Total
Net sales	$55,454	$363,978	$68,315	$57,317	$545,064
Cost of goods sold	36,135	167,468	48,546	43,745	295,894

Gross profit	19,319	196,510	19,769	13,572	249,170

Income (loss) from continuing operations before taxes	(25,350)	103,788	(32,224)	(37,229)	8,985
Provision (benefit) for income taxes on continuing operations	(9,355)	37,915	(11,227)	(12,685)	4,648

Net income (loss) from continuing operations	(15,995)	65,873	(20,997)	(24,544)	4,337
Net income (loss) from discontinued operations	(159)	95	206	129	271

Net income (loss)	$(16,154)	$65,968	$(20,791)	$(24,415)	$4,608

Basic net income (loss) per share:
Continuing operations	$(15.50)	$63.80	$(20.33)	$(23.76)	$4.20
Discontinued operations	$(0.15)	$0.09	$0.20	$0.12	$0.26

Total basic income (loss) per share	$(15.65)	$63.89	$(20.14)	$(23.64)	$4.46

Diluted net income (loss) per share:
Continuing operations	$(15.50)	$63.12	$(20.33)	$(23.76)	$4.16
Discontinued operations	$(0.15)	$0.09	$0.20	$0.12	$0.26

Total diluted net income (loss) per share	$(15.65)	$63.21	$(20.14)	$(23.64)	$4.42

(1)	The financial information for the second fiscal quarter of 2009 has been restated from that previously reported on the Company’s form 10-Q. See below for restatement and correction information.

Restatement and correction

During the fourth quarter of fiscal 2009, the Company concluded that the Wolferman’s impairment charge recorded in the second fiscal quarter was incorrectly calculated. The correction impacted the financial statements in the previously filed form 10-Qs for the second and third fiscal quarter of 2009. While certain captions comprised in cash provided by operating activities were impacted by the correction, total net operating cash flows did not change from what was previously reported. The financial statement line items on the balance sheet and statement of operations have been restated as follows:

Balance sheet restatement

	As of December 27, 2008	As of March 28, 2009
	Unaudited	Unaudited
Goodwill
As previously reported	$10,998	$11,000
As restated	12,209	12,211
Retained earnings (accumulated deficit)
As previously reported	$16,002	$(2,098)
As restated	16,732	(1,368)

Statement of operations restatement

	Thirteen Weeks Ended December 27, 2008	Twenty-six Weeks Ended December 27, 2008	Thirty-nine Weeks Ended March 28, 2009
	Unaudited	Unaudited	Unaudited
Selling, general and administrative expense
As previously reported	$104,705	$142,369	$190,917
As restated	103,494	141,158	189,706
Provision (benefit) for income taxes from continuing operations
As previously reported	$18,801	$9,537	$(3,165)
As restated	19,282	10,018	(2,684)
Net income (loss) from continuing operations
As previously reported	$29,608	$14,258	$(3,941)
As restated	30,338	14,988	(3,211)
Net income (loss)
As previously reported	$29,718	$14,493	$(3,607)
As restated	30,448	15,223	(2,877)
Net income (loss) from continuing operations per share
As previously reported	$28.65	$13.80	$(3.81)
As restated	29.36	14.51	(3.11)
Net income (loss) per share
As previously reported	$28.76	$14.03	$(3.49)
As restated	29.47	14.73	(2.78)

NOTE 18—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
Year ended June 27, 2009
Allowance for doubtful accounts	$39	$778		$(310)		$507
Year ended June 28, 2008
Allowance for doubtful accounts	$15	$157		$(133)		$39
Valuation allowance for deferred tax assets	$888	$(888	)(c)	$—		$—
Year ended June 30, 2007
Allowance for doubtful accounts	$80	670		(735	)(a)(b)	$15
Valuation allowance for deferred tax assets	$4,545	(3,657	)(c)	—		$888

(a)	Uncollectible amounts written off, net of recoveries.

(b)	Amount includes $395 of reserves related to certain receivables sold with recourse, which were reclassified to other accrued liabilities in connection with the sale of Jackson & Perkins.

(c)	Consolidated amount includes amount from continuing operations of $(686) and $(3,309) for fiscal 2008 and 2007, respectively.

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

The following consolidating financial information presents financial information which reflects the Reorganization, in separate columns, for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of June 27, 2009 and June 28, 2008, and for fiscal 2009, 2008, and 2007. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors.

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of June 27, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$51	$15,344	$—	$—	$15,395
Trade accounts receivable, net	—	1,350	116	—	1,466
Other receivables	—	398	1,664	—	2,062
Inventories	—	17,936	26,802	—	44,738
Deferred catalog expenses	—	2,657	—	—	2,657
Deferred income taxes	5,230	—	—	—	5,230
Other current assets	262	1,572	3,028	—	4,862

Total current assets	5,543	39,257	31,610	—	76,410
Fixed assets, net	—	9,208	136,269	—	145,477
Goodwill	—	12,236	—	—	12,236
Intangibles, net	—	33,057	—	—	33,057
Investment in subsidiaries	150,370	(83,606)	—	(66,764)	—
Deferred financing costs, net	—	5,975	—	—	5,975
Deferred income taxes	1,423	—	—	—	1,423
Other assets	1,886	32	196	—	2,114

Total assets	$159,222	$16,159	$168,075	$(66,764)	$276,692

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$4,322	$6,849	$—	$11,171
Accrued payroll and benefits	—	7,694	6,411	—	14,105
Income taxes payable	13,717	(78)	4	—	13,643
Deferred revenue	—	16,317	—	—	16,317
Accrued interest	—	4,485	—	—	4,485
Other accrued liabilities	176	1,813	991	—	2,980
Current portion of capital lease obligations	—	147	—	—	147

Total current liabilities	13,893	34,700	14,255	—	62,848
Long-term debt and capital lease obligations	—	198,671	—	—	198,671
Accrued pension liability	—	—	27,364	—	27,364
Other long-term liabilities	3,861	4,121	1,609	—	9,591
Intercompany debt	163,250	(371,703)	208,453	—	—

Total liabilities	181,004	(134,211)	251,681	—	298,474

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,673	232,518	53,784	(286,302)	6,673
Accumulated other comprehensive loss, net of tax	(9,795)	—	(13,521)	13,521	(9,795)
Accumulated deficit	(18,670)	(82,149)	(123,869)	206,018	(18,670)

Total stockholders’ equity (deficit)	(21,782)	150,370	(83,606)	(66,764)	(21,782)

Total liabilities and stockholders’ equity (deficit)	$159,222	$16,159	$168,075	$(66,764)	$276,692

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,570	$9,723	$29,499	$—	$40,792
Short-term investments	—	—	15,033	—	15,033
Trade accounts receivable, net	—	1,928	156	—	2,084
Other receivables	—	1,094	1,749	—	2,843
Inventories	—	18,320	36,143	—	54,463
Deferred catalog expenses	—	6,258	—	—	6,258
Deferred income taxes	3,230	—	—	—	3,230
Other current assets	—	2,273	5,218	—	7,491

Total current assets	4,800	39,596	87,798	—	132,194
Fixed assets, net	—	15,320	146,894	—	162,214
Goodwill	—	3,690	—	—	3,690
Intangibles, net	—	45,677	—	—	45,677
Investment in subsidiaries	195,041	(59,765)	—	(135,276)	—
Deferred financing costs, net	—	9,266	—	—	9,266
Other assets	2,464	358	774	—	3,596

Total assets	$202,305	$54,142	$235,466	$(135,276)	$356,637

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$9,631	$9,350	$—	$18,981
Accrued payroll and benefits	—	7,396	6,656	—	14,052
Income taxes payable	23,622	(12)	—	—	23,610
Deferred revenue	—	17,072	—	—	17,072
Accrued interest	—	5,523	—	—	5,523
Other accrued liabilities	(34)	2,172	2,389	—	4,527
Current portion of capital lease obligations	—	647	—	—	647

Total current liabilities	23,588	42,429	18,395	—	84,412
Long-term debt and capital lease obligations	—	235,599	—	—	235,599
Accrued pension liability	—	—	17,494	—	17,494
Deferred income taxes	4,074	—	—	—	4,074
Other long-term liabilities	4,925	4,798	1,183	—	10,906
Intercompany debt	165,566	(423,725)	258,159	—	—

Total liabilities	198,153	(140,899)	295,231	—	352,485

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,191	232,518	53,785	(286,303)	6,191
Accumulated other comprehensive loss, net of tax	(3,558)	—	(3,558)	3,558	(3,558)
Retained earnings (accumulated deficit)	1,509	(37,478)	(109,992)	147,470	1,509

Total stockholders’ equity (deficit)	4,152	195,041	(59,765)	(135,276)	4,152

Total liabilities and stockholders’ equity (deficit)	$202,305	$54,142	$235,466	$(135,276)	$356,637

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 27, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$490,786	$63,366	$(64,556)	$489,596
Cost of goods sold	—	288,390	63,333	(64,556)	287,167

Gross profit	—	202,396	33	—	202,429
Selling, general and administrative	—	230,350	(15)	—	230,335

Operating income (loss)	—	(27,954)	48	—	(27,906)

Other (income) expense:
Interest income	—	—	(241)	—	(241)
Interest expense	93	21,250	133	—	21,476
Gain on debt prepayment	—	(15,416)	—	—	(15,416)
Other (income) expense, net	577	292	—	—	869
Equity in earnings of consolidated subsidiaries	34,706	747	—	(35,453)	—

Total other (income) expense	35,376	6,873	(108)	(35,453)	6,688

Income (loss) from continuing operations before income taxes	(35,376)	(34,827)	156	35,453	(34,594)
Benefit for income taxes	(14,861)	—	—	—	(14,861)

Net income (loss) from continuing operations	(20,515)	(34,827)	156	35,453	(19,733)

Discontinued operations:
Loss on sale of Jackson & Perkins	—	—	(1,414)	—	(1,414)
Operating income from discontinued operations	—	121	511	—	632
Benefit for income taxes on discontinued operations	(336)	—	—	—	(336)

Net income (loss) from discontinued operations	336	121	(903)	—	(446)

Net loss	$(20,179)	$(34,706)	$(747)	$35,453	$(20,179)

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$543,563	$163,745	$(162,244)	$545,064
Cost of goods sold	—	294,408	163,730	(162,244)	295,894

Gross profit	—	249,155	15	—	249,170
Selling, general and administrative	—	217,189	819	—	218,008

Operating income (loss)	—	31,966	(804)	—	31,162

Other (income) expense:
Interest income	—	(8)	(2,700)	—	(2,708)
Interest expense	—	25,188	39	—	25,227
Gain on debt prepayment	—	(303)	—	—	(303)
Other (income) expense, net	(183)	144	—	—	(39)
Equity in earnings of consolidated subsidiaries	(9,092)	(1,978)	—	11,070	—

Total other (income) expense	(9,275)	23,043	(2,661)	11,070	22,177

Income from continuing operations before income taxes	9,275	8,923	1,857	(11,070)	8,985
Provision for income taxes	4,648	—	—	—	4,648

Net income from continuing operations	4,627	8,923	1,857	(11,070)	4,337

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	282	—	282
Operating income (loss) from discontinued operations	—	169	(161)	—	8
Provision for income taxes on discontinued operations	19	—	—	—	19

Net income (loss) from discontinued operations	(19)	169	121	—	271

Net income	$4,608	$9,092	$1,978	$(11,070)	$4,608

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 30, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$558,977	$186,033	$(183,993)	$561,017
Cost of goods sold	—	293,189	186,015	(183,993)	295,211

Gross profit	—	265,788	18	—	265,806
Selling, general and administrative	—	215,144	(72)	—	215,072

Operating income	—	50,644	90	—	50,734

Other (income) expense:
Interest income	—	(35)	(3,091)	—	(3,126)
Interest expense	(2)	28,097	104	—	28,199
Pension curtailment gain	—	—	(15,844)	—	(15,844)
Other (income) expense, net	—	54	(402)	—	(348)
Equity in earnings of consolidated subsidiaries	(44,282)	(19,115)	—	63,397	—

Total Other (income) expense	(44,284)	9,001	(19,233)	63,397	8,881

Income from continuing operations before income taxes	44,284	41,643	19,323	(63,397)	41,853
Provision for income taxes	11,156	—	—	—	11,156

Net income from continuing operations	33,128	41,643	19,323	(63,397)	30,697

Discontinued operations:
Gain on sale of Jackson & Perkins	—	2,584	4,129	—	6,713
Operating income (loss) from discontinued operations	—	55	(4,337)	—	(4,282)
Provision for income taxes on discontinued operations	1,127	—	—	—	1,127

Net income (loss) from discontinued operations	(1,127)	2,639	(208)	—	1,304

Net income	$32,001	$44,282	$19,115	$(63,397)	$32,001

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 27, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$796	$(29,308)	$24,339	$—	$(4,173)

Investing activities
Acquisition of fixed assets	—	(603)	(6,075)	—	(6,678)
Acquisition of Wolferman’s business	—	(8,509)	—	—	(8,509)
Proceeds from the sale of fixed assets	—	—	22	—	22
Proceeds from income on available-for sale securities	—	—	10,097	—	10,097
Proceeds from sale of held-to-maturity securities	—	—	5,000	—	5,000

Net cash provided by (used in) investing activities	—	(9,112)	9,044	—	(68)

Financing Activities
Borrowings of revolving debt	—	113,000	—	—	113,000
Repayments of revolving debt	—	(113,000)`	—	—	(113,000)
Repayments of long-term debt	—	(20,366)	—	—	(20,366)
Repayments of capital lease obligation	—	(790)	—	—	(790)
Net (payments) receipts on intercompany debt	(2,315)	65,197	(62,882)	—	—

Net cash provided by (used in) financing activities	(2,315)	44,041	(62,882)	—	(21,156)

Increase (decrease) in cash and cash equivalents	(1,519)	5,621	(29,499)	—	(25,397)
Cash and cash equivalents, beginning of period	1,570	9,723	29,499	—	40,792

Cash and cash equivalents, end of period	$51	$15,344	$—	$—	$15,395

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(1,861)	$12,406	$18,084	$—	$28,629

Investing activities
Acquisition of fixed assets	—	(9,144)	(8,711)	—	(17,855)
Acquisition of Wolferman’s business	—	(22,784)	—	—	(22,784)
Proceeds from sale of Jackson & Perkins business	—	—	4,161	—	4,161
Proceeds from the sale of fixed assets	—	—	32	—	32
Purchases of available-for sale securities	—	—	(10,000)	—	(10,000)
Purchases of held-to-maturity securities	—	—	(4,964)	—	(4,964)
Proceeds from income on available-for sale securities	—	—	195	—	195
Proceeds from sale of held-to-maturity securities	—	—	24,978	—	24,978

Net cash provided by (used in) investing activities	—	(31,928)	5,691	—	(26,237)

Financing Activities
Borrowings of revolving debt	—	63,000	—	—	63,000
Repayments of revolving debt	—	(63,000)	—	—	(63,000)
Repayments of long-term debt	—	(9,405)	—	—	(9,405)
Repayments of capital lease obligation	—	(1,684)	—	—	(1,684)
Payments for deferred financing costs	—	(10)	—	—	(10)
Proceeds for exercise of stock options	91	—	—	—	91
Net (payments) receipts on intercompany debt	1,860	30,391	(32,251)	—	—

Net cash provided by (used in) financing activities	1,951	19,292	(32,251)	—	(11,008)

Increase (decrease) in cash and cash equivalents	90	(230)	(8,476)	—	(8,616)
Cash and cash equivalents, beginning of period	1,480	9,953	37,975	—	49,408

Cash and cash equivalents, end of period	$1,570	$9,723	$29,499	$—	$40,792

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2007

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$16,056	$24,880	$(7,114)	$—	$33,822

Investing activities
Acquisition of fixed assets	—	(14,435)	(7,209)	—	(21,644)
Cash proceeds from sale of business	—	—	43,045	—	43,045
Proceeds from the sale of fixed assets	—	(8)	25	—	17
Purchases of short-term investments	—	—	(51,838)	—	(51,838)
Proceeds from sale of short-term investments	—	—	27,429	—	27,429

Net cash provided by (used in) investing activities	—	(14,443)	11,452	—	(2,991)

Financing Activities
Borrowings of revolving debt	—	108,500	—	—	108,500
Repayments of revolving debt	—	(108,500)	—	—	(108,500)
Repayments of capital lease obligation	—	(1,077)	—	—	(1,077)
Proceeds for exercise of stock options	1,017	—	—	—	1,017
Net (payments) receipts on intercompany debt	(16,056)	(3,788)	19,844	—	—

Net cash provided by (used in) financing activities	(15,039)	(4,865)	19,844	—	(60)

Increase in cash and cash equivalents	1,017	5,572	24,182	—	30,771
Cash and cash equivalents, beginning of period	463	4,381	13,793	—	18,637

Cash and cash equivalents, end of period	$1,480	$9,953	$37,975	$—	$49,408

NOTE 20—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2009	2008	2007
Cash paid (received) for:
Interest, net of capitalized interest of $19, $528 and $253 for fiscal 2009, 2008 and 2007, respectively	$19,942	$22,981	$25,190

Taxes	$(330)	$2,410	$768

Non-cash items:
Non-cash portion of proceeds on sale of Jackson & Perkins	$—	$—	$6,303

Equipment acquired through a capital lease	$—	$895	$3,112