Form 10-Q
period 2009-09-26
Harry & David Holdings, Inc.
filed 2009-11-05
CIK 1334127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2009

or

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

Large accelerated  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 2, 2009
Common stock $0.01 par value	1,033,295

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Thousands, Except Share and Per Share Data)

	September 26, 2009	June 27, 2009	September 27, 2008
	Unaudited		Unaudited
Assets
Current assets
Cash and cash equivalents	$1,986	$15,395	$27,950
Trade accounts receivable, net	4,659	1,466	6,482
Other receivables	1,460	2,062	3,029
Inventories	82,859	44,738	100,704
Deferred catalog expenses	4,087	2,657	18,214
Deferred income taxes	—	5,230	3,861
Other current assets	4,462	4,862	10,642

Total current assets	99,513	76,410	170,882
Fixed assets, net	141,300	145,477	159,404
Goodwill	12,236	12,236	9,006
Intangibles, net	33,011	33,057	47,984
Deferred financing costs, net	5,382	5,975	8,372
Deferred income taxes	—	1,423	—
Other assets	2,133	2,114	3,271

Total assets	$293,575	$276,692	$398,919

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$19,065	$11,171	$33,267
Accrued payroll and benefits	13,672	14,105	14,211
Income taxes payable	6,076	13,643	8,627
Deferred revenue	9,651	16,317	11,209
Deferred income taxes	617	—	—
Accrued interest	1,324	4,485	1,814
Other accrued liabilities	3,253	2,980	4,653
Current portion of capital lease obligations	299	147	633
Revolving credit facility	47,000	—	73,000

Total current liabilities	100,957	62,848	147,414
Long-term debt and capital lease obligations	198,519	198,671	225,256
Accrued pension liabilities	27,598	27,364	16,182
Deferred income taxes	168	—	10,485
Other long-term liabilities	9,591	9,591	10,507

Total liabilities	336,833	298,474	409,844

Commitments and contingencies (Note 10)
Stockholders’ deficit
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,033,295 shares at September 26, 2009, June 27, 2009 and September 27, 2008	10	10	10
Additional paid-in capital	6,732	6,673	6,310
Accumulated other comprehensive loss, net of taxes	(9,606)	(9,795)	(3,529)
Accumulated deficit	(40,394)	(18,670)	(13,716)

Total stockholders’ deficit	(43,258)	(21,782)	(10,925)

Total liabilities and stockholders’ deficit	$293,575	$276,692	$398,919

See accompanying Notes to Condensed Consolidated Financial Statements.

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Thousands, Except Share and per Share Data)

(UNAUDITED)

	Thirteen weeks ended September 26, 2009	Thirteen weeks ended September 27, 2008
Net sales	$46,264	$52,607
Cost of goods sold	30,041	36,399

Gross profit	16,223	16,208

Operating expenses:
Selling, general and administrative	33,344	37,664
Selling, general and administrative – related party	250	250

	33,594	37,914

Operating loss	(17,371)	(21,706)

Other (income) expense:
Interest income	(3)	(184)
Interest expense	4,699	5,921
Gain on debt repayment	—	(2,843)
Other (income) expense, net	(23)	14

	4,673	2,908

Loss from continuing operations before income taxes	(22,044)	(24,614)
Benefit for income taxes	(320)	(9,264)

Net loss from continuing operations	(21,724)	(15,350)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	21
Operating income from discontinued operations	—	180
Provision for income taxes on discontinued operations	—	76

Net income from discontinued operations	—	125

Net loss	$(21,724)	$(15,225)

Net income (loss) per share – basic and diluted (Note 8):
Continuing operations	(21.02)	(14.86)
Discontinued operations	—	0.12

Total	$(21.02)	$(14.73)

Weighted-average shares used in per share calculations:
Basic and diluted	1,033,295	1,033,295

See accompanying Notes to Condensed Consolidated Financial Statements.

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Thousands)

(UNAUDITED)

	Thirteen weeks ended September 26, 2009	Thirteen weeks ended September 27, 2008
Operating activities
Net loss	$(21,724)	$(15,225)
Less: Net income from discontinued operations	—	125

Net loss from continuing operations	(21,724)	(15,350)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization of fixed assets	4,610	4,790
Amortization of intangible assets	46	293
Amortization of deferred financing costs	593	644
Stock option compensation expense	59	119
Loss (gain) on disposal and impairment of fixed assets	16	(5)
Gain on sale of short-term investments	—	(64)
Deferred income taxes	7,315	5,704
Amortization of deferred pension loss	312	29
Gain on debt repayment	—	(2,843)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(2,591)	(4,301)
Inventories	(38,121)	(45,537)
Deferred catalog expenses and other assets	(1,049)	(14,634)
Accounts payable	7,894	14,130
Accrued liabilities	(3,321)	(4,245)
Income taxes	(7,567)	(14,983)
Accrued pension liabilities	234	(1,312)
Deferred revenue	(6,666)	(5,863)

Net cash used in operating activities from continuing operations	(59,960)	(83,428)
Net cash provided by operating activities from discontinued operations	—	490

Net cash used in operating activities	(59,960)	(82,938)

Investing activities
Acquisition of fixed assets	(493)	(1,744)
Acquisition of business	—	(9,003)
Proceeds from the sale of fixed assets	44	10
Proceeds from the sale of held-to-maturity securities	—	5,000
Proceeds from the sale of available-for-sale securities	—	10,097

Net cash provided by (used in) investing activities from continuing operations	(449)	4,360

Financing activities
Borrowings on revolving debt	47,000	73,000
Repayments of long-term debt	—	(7,107)
Repayments of capital lease obligations	—	(157)

Net cash provided by financing activities from continuing operations	47,000	65,736

Decrease in cash and cash equivalents	(13,409)	(12,842)
Cash and cash equivalents, beginning of period	15,395	40,792

Cash and cash equivalents, end of period	$1,986	$27,950

See accompanying Notes to Condensed Consolidated Financial Statements.

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

(UNAUDITED)

NOTE 1—BUSINESS

Harry & David Holdings, Inc. and subsidiaries (the “Company”) is a vertically integrated multichannel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and gifts marketed under the Harry and David®, Wolferman’s® and Cushman’s® brands. The Company markets and sells its products through the Internet, catalogs distributed through the mail, business-to-business and consumer telemarketing, company-owned stores and wholesale distribution to other retailers.

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheets as of September 26, 2009 and September 27, 2008, the Condensed Consolidated Statements of Operations for the thirteen-week periods ended September 26, 2009 and September 27, 2008, and the Condensed Consolidated Statements of Cash Flows for the thirteen-week periods ended September 26, 2009 and September 27, 2008, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The Company has evaluated subsequent events through November 5, 2009, which is the filing date of this Quarterly Report on Form 10-Q.

In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen week periods then ended. Intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 27, 2009 presented in this Form 10-Q has been derived from the Company’s audited balance sheet not included in this report.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009, previously filed with the Securities and Exchange Commission.

During the fourth quarter of fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses to J&P Acquisition Inc. In a separate transaction, the Company sold its land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins. The financial results of the divested Jackson & Perkins businesses and activities related to the sale are included in discontinued operations in the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended September 27, 2008.

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

The Company has reclassified amounts related to its outstanding gift cards to “Deferred Revenue” from “Accrued Liabilities” in the condensed consolidated balance sheets with corresponding reclassifications on its condensed consolidated statements of cash flows to conform to the current year presentation.

The Company’s total comprehensive loss for the thirteen weeks ended September 26, 2009 of $21,535 includes a $189 adjustment (net of tax) to comprehensive income (loss) related to its deferred pension amortization. The Company’s total comprehensive loss for the thirteen weeks ended September 27, 2008 of $15,196 includes a $29 adjustment (net of tax) to comprehensive income (loss) related to its deferred pension amortization.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2009-13 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of Accounting Standards Update 2009-05 did not have a material impact on the condensed consolidated financial statements.

During June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”) and is incorporated in Accounting Standards Codification (“ASC”) Topic 105, which establishes the FASB Accounting Standards Codification as the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. SFAS 168 became effective as of the beginning of the first annual reporting period that begins after September 15, 2009 and for interim periods within that period. The adoption of SFAS 168 did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”) and is incorporated in Accounting Standards Codification (“ASC”) Topic 825, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 were effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”), and FASB Staff Position No. 124-2 (“FSP FAS 124-2”) and is incorporated in Accounting Standards Codification (“ASC”) Topic 320, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141 (Revised) and is incorporated in Accounting Standards Codification (“ASC”) Topic 805, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after fiscal 2010. The Company will apply the requirements of SFAS No. 141R-1 to any future business combinations.

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets, and is incorporated in Accounting Standards Codification (“ASC”) Topic 715, which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation for the fiscal year ending June 26, 2010. The Company is currently evaluating the impact of adopting FSP 132(R)-1 on its condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) and is incorporated in Accounting Standards Codification (“ASC”) Topics 275 and 350, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted FSP 142-3 in fiscal year 2010. The adoption of FSP 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years, and is incorporated in Accounting Standards Codification (“ASC”) Topic 820. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. The three levels of inputs used to measure fair value are as follows:

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

The adoption of FAS 157 did not have a material impact on the condensed consolidated financial statements. The Company adopted the provisions of FAS 157 on June 29, 2008 for assets and liabilities measured at fair value on a recurring basis, which consist of cash and cash equivalents measured using Level 1 inputs. The Company adopted the provisions of FAS 157-2 on June 28, 2009 for assets and liabilities measured at fair value on a non-recurring basis, which include goodwill, intangible assets and certain other long-lived assets. The fair values for these assets are measured for impairment on a non-recurring basis using Level 3 inputs.

NOTE 4—BALANCE SHEET INFORMATION

Financial instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities, capital lease obligations and the Senior Floating Rate Notes due March 1, 2012 and Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The estimated carrying value of these instruments (other than the Senior Notes) approximates fair value due to their short-term maturities. The fair values below are based on quoted market prices.

The following table provides the carrying value and fair value of the Company’s Senior Notes:

	September 26, 2009
	Book value	Fair value
Senior floating rate notes	$58,170	$26,467
Senior fixed rate notes	140,192	93,228

Inventories

Inventories consist of the following:

	September 26, 2009	June 27, 2009	September 27, 2008
Finished goods	$42,634	$18,056	$47,289
Materials, packaging supplies, and work-in-process	40,225	20,734	53,381
Growing crops	—	5,948	34

Total	$82,859	$44,738	$100,704

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

Fixed assets

Fixed assets consist of the following:

	September 26, 2009	June 27, 2009	September 27, 2008
Land	$19,607	$19,607	$19,607
Land improvements and orchard development costs	30,701	30,692	30,548
Buildings and improvements	58,457	58,517	55,873
Machinery and equipment	68,511	68,176	66,072
Leasehold improvements	10,681	10,611	13,280
Purchased and internally developed software	36,853	36,693	35,215
Capital projects-in-process	1,417	1,521	5,234

	226,227	225,817	225,829
Accumulated depreciation and amortization	(84,927)	(80,340)	(66,425)

Total	$141,300	$145,477	$159,404

As of September 26, 2009, purchased and internally developed software includes software licenses acquired for $895 financed through an outstanding capital lease agreement. See “Note 6 – Borrowing Arrangements” for details on the terms and conditions of these capital lease obligations. Accumulated amortization of purchased and internally developed software costs was $20,245, $18,972 and $14,906 as of September 26, 2009, June 27, 2009 and September 27, 2008, respectively. Amortization of software costs, which include software assets financed through capital leases, were $1,273 and $1,299 for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively.

Goodwill and Intangibles

Goodwill and intangible assets with indefinite lives are tested for impairment annually. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company does not consider there to be any indication of impairment of its goodwill, trade names, trademarks, recipe, and customer lists as of September 26, 2009.

Amortization expense was $46 and $293 for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively, and is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following is a summary of intangible assets:

	September 26, 2009			June 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names, trademarks and recipe	$32,139	$—	$32,139	$32,139	$—	$32,139
Goodwill	12,236	—	12,236	12,236	—	12,236
Direct marketing customer and rental lists	9,249	(8,490)	759	9,249	(8,467)	782
Favorable lease agreements	1,676	(1,563)	113	1,676	(1,540)	136

	$55,300	$(10,053)	$45,247	$55,300	$(10,007)	$45,293

The estimated remaining amortization expense is as follows:

Fiscal Period:	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remaining 2010	578	53	631
2011	142	39	181
2012	39	21	60

Total	$759	$113	$872

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

NOTE 5—INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates from continuing operations for the first quarter of fiscal 2010 and fiscal 2009 were 1.5% and 37.6%, respectively. For the first quarter of fiscal 2010, the difference in the effective rate and the federal statutory rate is primarily due to charitable contributions, tax credits, and state tax obligations.

NOTE 6—BORROWING ARRANGEMENTS

Revolving Credit Facilities

The Company’s current revolving credit agreement (the “Credit Agreement”) has a maximum borrowing capacity of $125,000, secured by substantially all of the assets of the Company. The Credit Agreement has a maturity date of March 20, 2011. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. Interest on the borrowings is payable at a base rate or a Eurocurrency rate, plus an applicable margin and fees, which as of September 26, 2009 resulted in a rate of 1.75%.

In connection with this facility and related amendments, the Company has remaining deferred financing costs of $1,861 and $2,172 as of September 26, 2009 and June 27, 2009, respectively.

As of September 26, 2009, unused borrowings under the revolving credit facility were $77,239, with borrowings amounting to $47,000 and $761 in outstanding letters of credit. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at September 26, 2009 was $41,558. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations.

The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to comply with certain covenants, which primarily include a minimum cash balance and limits to capital expenditures. At September 26, 2009, the Company was in compliance with all Credit Agreement covenants.

Long-Term Debt

As of September 26, 2009, the Company’s wholly-owned subsidiary, Harry and David, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012 and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”) These amounts are net of Senior Notes repurchased by the Company on the open-market in fiscal 2008 and fiscal 2009. For further details on the repurchases during the thirteen weeks ended September 27, 2008, see “Long-Term Debt Repurchases” below.

The floating rate senior notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.35% and 5.67% at September 26, 2009 and June 27, 2009, respectively. The fixed rate senior notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December.

The deferred financing fees incurred in connection with the note offering and related exchange have been recorded as deferred financing costs within long-term assets. The remaining costs are amortized over the remaining life of the associated Senior Notes and as of September 26, 2009 and June 27, 2009, $3,521 and $3,803, respectively, remained on the balance sheet for all associated fees related to the Senior Notes. As noted below under “Long-Term Debt Repurchases,” the Senior Notes’ deferred financing costs are subject to write-off on a pro-rata basis due to early repurchase or repayment of the Senior Notes.

These Senior Notes represent the senior unsecured obligations of Harry and David, a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of the covenants under the indenture at September 26, 2009.

Long-Term Debt Repurchases

During the thirteen weeks ended September 27, 2008, the Company purchased $10,200 of its fixed rate senior notes in open market purchases for $7,107. This debt prepayment resulted in a net gain of $2,843, comprised of a $3,093 discount on the repayment of outstanding principal, partially offset by the write-off of $250 of unamortized deferred financing costs.

During the thirteen weeks ended December 27, 2008, the Company purchased $26,438 aggregate principal amount of our Senior Notes in open-market purchases for $13,259. This debt prepayment resulted in a net gain of $12,573, comprised of a $13,179 discount on the repayment of outstanding principal, partially offset by the write-off of $606 of unamortized deferred financing costs.

Amortization of Deferred Financing Costs

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

Total amortization expense on deferred financing costs was $593 and $644 for the thirteen weeks ended September 26, 2009 and September 27, 2008 and is included within interest expense in the accompanying Condensed Consolidated Statements of Operations.

Capital lease obligations

As of September 26, 2009, the Company had a $456 capital lease obligation representing amounts outstanding to acquire certain software licenses. The current and non-current portion of the Company’s capital lease obligation is $299 and $157, respectively. The interest rate on the agreement is 5.99%, with principal and interest payments due biannually.

NOTE 7—STOCK OPTION PLAN

The Company accounts for stock-based compensation using the fair-value method. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses certain assumptions for use in the model. The expected volatility assumption is based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted utilized is either the final vesting date or a period derived from the time between the date of final vesting and the expiration of the option, depending on the vesting provisions of the underlying grant. As the Company’s shares are not registered, nor publicly traded on a national securities exchange, the liquidity of the option award is limited. As such, the Company has assumed for purposes of estimating the expected term of the stock option that the vested awards would likely forfeit post-termination. The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted 8,000 shares of stock options during the thirteen weeks ended September 26, 2009. No grants were made during the thirteen weeks ended September 27, 2008. The assumptions used for the options granted during the thirteen weeks ended September 26, 2009, are as follows:

2009
Expected volatility	54.0%
Expected dividends	$0
Expected term	2.9 years
Risk-free rate	1.79%

A summary of option activity under the Plan for the thirteen weeks ended September 26, 2009 is presented below:

Options	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 27, 2009	59,568	$113.92	6.2 years
Granted	8,000	150.00	9.9 years
Exercised	—	—	—
Forfeited	(1,708)	138.35	—

Outstanding at September 26, 2009	65,860	$117.67	6.4 years

Of the 65,860 options outstanding at September 26, 2009, 52,729 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 5.8 years. The total grant date fair value of all options outstanding at September 26, 2009 was $2,562.

A summary of the status of the Company’s nonvested option shares as of September 26, 2009, and activity during the thirteen weeks ended September 26, 2009, is presented below:

Nonvested Option Shares	Option Shares	Weighted-Average Grant-Date Fair Value of Options
Outstanding at June 27, 2009	6,239	$13.42
Granted options	8,000	47.36
Vested	(733)	11.45
Forfeited	(375)	44.36

Outstanding at September 26, 2009	13,131	$33.33

For the thirteen weeks ended September 26, 2009 and September 27, 2008, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $59 and $119, respectively. The total tax benefit recognized for these periods was $23 and $47, respectively. As of September 26, 2009, there remained a total of $415 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

That cost is recognized over a remaining weighted-average period of 6.9 years. While the Company generally utilizes an assumption of a ten percent forfeiture rate when arriving at the amount of stock compensation expense to be recognized, the grant for the current quarter utilized a zero percent forfeiture rate, given the vesting period and that the grant was to one individual.

NOTE 8—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated using the weighted-average common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average common shares outstanding for the period, including the dilutive effect of stock options as determined under the treasury stock method. For the thirteen weeks ended September 26, 2009 and September 27, 2008, common shares relating to the stock options are excluded from the diluted earnings per share calculation as the related impact would have been anti-dilutive because the Company generated a net loss in those periods. The excluded options for the thirteen weeks ended September 26, 2009 and September 27, 2008 were 65,860 and 61,098, respectively. The basic and diluted net loss per share is as follows (in thousands except share and per share data):

	Thirteen weeks ended September 26, 2009	Thirteen weeks ended September 27, 2008
Net loss from continuing operations	$(21,724)	$(15,350)
Net income from discontinued operations	—	125

Net loss	$(21,724)	$(15,225)

Income (loss) per share – basic and diluted:
Continuing operations	(21.02)	(14.86)
Discontinued operations	—	0.12

Total net loss per share	$(21.02)	$(14.73)

Weighted-average shares used in per share calculations:
Basic and diluted	1,033,295	1,033,295

Per share amounts are calculated separately for net loss from continuing operations and discontinued operations and total net loss. As such, the per share amounts for continuing operations and discontinued operations may not sum to the total net loss per share.

NOTE 9—BENEFIT PROGRAMS

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen weeks ended September 26, 2009	Thirteen weeks ended September 27, 2008
Interest cost	$661	$754
Expected return on plan assets	(235)	(590)
Amortization of deferred actuarial losses	312	48

Net periodic pension expense	$738	$212

During the thirteen weeks ended September 26, 2009 and September 27, 2008, the Company contributed $192 and $1,476 to its defined benefit pension plans, respectively.

The Company’s qualified and unqualified defined benefit plans were frozen effective June 30, 2007. The Company has a continuing obligation to fund these plans and will continue to recognize net periodic pension expense.

NOTE 10—COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings in the ordinary course of, and which are incidental to, the Company’s business. The Company’s management believes that the ultimate liability, if any, resulting from such proceedings would not have a material effect on the Company’s results of operations, financial position or cash flows.

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify another party from losses arising in connection with the Company’s products or services. The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, such as with its contractors, customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, the Company has

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

entered into indemnification agreements with certain officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and the Company has agreed to indemnify certain investors for certain liabilities they may incur in connection with the sale of the senior notes to the initial purchasers and the 2005 exchange offer relating to the senior notes. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As the Company believes that the occurrence of any events that would trigger payments under these contracts is remote, no liabilities have been recorded in the condensed consolidated financial statements for these indemnifications.

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

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended September 26, 2009	Thirteen weeks ended September 27, 2008
Minimum rent expense	$5,291	$5,578
Contingent rent expense	27	52

Total rent expense	$5,318	$5,630

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,372 or 7.5% of the portion of the proceeds from the sale of notes which were distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% vested in the next twelve quarters.

The award is 100% vested, representing $6,034 which also reflects forfeitures. In each case, vesting occurred as long as the award recipient was an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of September 26, 2009, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program for the fiscal year then ended.

NOTE 11—RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During the thirteen weeks ended September 26, 2009 and September 27, 2008 the Company paid $250 in each period in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

NOTE 12—SEGMENT REPORTING

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

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David®, Wolferman’s® and Cushman’s® brands by marketing through catalogs, the Internet, business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada.

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

The Stores segment generates net sales of Harry and David®, Wolferman’s®, and Cushman’s® brand merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of September 26, 2009, the Company operated 136 Harry and David stores and two Cushman’s seasonal stores as well as selling selected store products on the Internet. The Wholesale segment generates net sales by selling Harry and David® brand, Wolferman’s® brand and Cushman’s® brand wholesale products to national retailers as well as commercial sales of surplus non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon. Business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions are grouped in the “Other” segment.

In order to conform to current year segment presentation, certain reclassifications have been made to the prior year. The Company reclassified revenue from commercial fruit sales from the “Other” segment to the “Wholesale” segment. Certain costs related to commercial fruit sales have not been reclassified as the impact is immaterial and it is impractical to do so. The Company also reclassified certain activities related to Cushman’s from the “Direct Marketing” segment to the “Wholesale” segment.

Net intersegment sales were $14,340 and $16,065 for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities.

Dollars in thousands	Direct Marketing	Stores	Wholesale	Other	Total Continuing Operations
Thirteen weeks ended September 26, 2009
Net external sales	$19,672	$20,917	$5,675	$—	$46,264
Depreciation and amortization expense	34	798	—	3,824	4,656
Operating income (loss) from continuing operations	(12,232)	(5,470)	331	—	(17,371)
Net interest expense from continuing operations	—	—	—	4,696	4,696
Income (loss) from continuing operations, before income taxes	(12,231)	(5,472)	330	(4,671)	(22,044)
Capital expenditures	—	222	—	271	493
Total assets	58,101	30,083	10,115	195,276	293,575
Thirteen weeks ended September 27, 2008
Net external sales	$23,107	$23,050	$6,450	$—	$52,607
Depreciation and amortization expense	266	922	—	3,895	5,083
Operating income (loss) from continuing operations	(16,087)	(6,287)	668	—	(21,706)
Net interest expense from continuing operations	—	—	—	5,737	5,737
Income (loss) from continuing operations, before income taxes	(13,660)	(5,970)	768	(5,752)	(24,614)
Capital expenditures	2	452	—	1,290	1,744
Total assets	88,201	40,275	12,827	257,616	398,919

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s wholly-owned subsidiary, Harry and David, has outstanding $58,170 of Senior Floating Rate Notes due 2012 and $140,192 of Senior Fixed Rate Notes due 2013 (collectively, the Senior Notes). The following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of September 26, 2009, and June 27, 2009, and for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, and on other payments or distributions by the Company and between the subsidiary guarantors.

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$51	$1,935	$—	$—	$1,986
Trade accounts receivable, net	—	4,570	89	—	4,659
Other receivables	—	411	1,049	—	1,460
Inventories	—	32,351	50,508	—	82,859
Deferred catalog expenses	—	4,087	—	—	4,087
Other current assets	236	1,676	2,550	—	4,462

Total current assets	287	45,030	54,196	—	99,513
Fixed assets, net	—	8,592	132,708	—	141,300
Goodwill	—	12,236	—	—	12,236
Intangibles, net	—	33,011	—	—	33,011
Investment in subsidiaries	128,613	(83,334)	—	(45,279)	—
Deferred financing costs, net	—	5,382	—	—	5,382
Other assets	1,911	34	188	—	2,133

Total assets	$130,811	$20,951	$187,092	$(45,279)	$293,575

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$8,662	$10,403	$—	$19,065
Accrued payroll and benefits	—	6,923	6,749	—	13,672
Income taxes payable	6,149	(78)	5	—	6,076
Deferred revenue	—	9,651	—	—	9,651
Deferred income taxes	617	—	—	—	617
Accrued interest	—	1,324	—	—	1,324
Other accrued liabilities	186	2,053	1,014	—	3,253
Current portion of capital lease obligations	—	299	—	—	299
Revolving credit facility	—	47,000	—	—	47,000

Total current liabilities	6,952	75,834	18,171	—	100,957
Long-term debt and capital lease obligations	—	198,519	—	—	198,519
Deferred income taxes	168	—	—	—	168
Accrued pension liability	—	—	27,598	—	27,598
Other long-term liabilities	3,851	3,982	1,758	—	9,591
Intercompany debt	163,098	(385,997)	222,899	—	—

Total liabilities	174,069	(107,662)	270,426	—	336,833

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,732	232,518	53,784	(286,302)	6,732
Accumulated other comprehensive loss, net of taxes	(9,606)	—	(13,209)	13,209	(9,606)
Accumulated deficit	(40,394)	(103,906)	(123,909)	227,815	(40,394)

Total stockholders’ equity (deficit)	(43,258)	128,613	(83,334)	(45,279)	(43,258)

Total liabilities and stockholders’ equity (deficit)	$130,811	$20,951	$187,092	$(45,279)	$293,575

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

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

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Thirteen Weeks Ended September 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$46,532	$14,072	$(14,340)	$46,264
Cost of goods sold	—	30,295	14,086	(14,340)	30,041

Gross profit	—	16,237	(14)	—	16,223
Selling, general and administrative	—	33,608	(14)	—	33,594

Operating loss	—	(17,371)	—	—	(17,371)

Other (income) expense:
Interest income	—	—	(3)	—	(3)
Interest expense	—	4,704	(5)	—	4,699
Other (income) expense, net	(25)	2	—	—	(23)
Equity in earnings of consolidated subsidiaries	22,069	(8)	—	(22,061)	—

Total other (income) expense	22,044	4,698	(8)	(22,061)	4,673

Income (loss) from continuing operations before income taxes	(22,044)	(22,069)	8	22,061	(22,044)
Benefit for income taxes	(320)	—	—	—	(320)

Net income (loss)	$(21,724)	$(22,069)	$8	$22,061	$(21,724)

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in Thousands)

(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Thirteen Weeks Ended September 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$152	$(45,926)	$(14,186)	$—	$(59,960)

Investing activities
Acquisition of fixed assets	—	(222)	(271)	—	(493)
Proceeds from the sale of fixed assets	—	—	44	—	44

Net cash used in investing activities	$—	$(222)	$(227)	$—	$(449)

Financing activities
Borrowings of revolving debt	—	47,000	—	—	47,000
Net (payments) receipts on intercompany debt	(152)	(14,261)	14,413	—	—

Net cash provided by (used in) financing activities	$(152)	$32,739	$14,413	$—	$47,000

Decrease in cash and cash equivalents	—	(13,409)	—	—	(13,409)
Cash and cash equivalents, beginning of period	51	15,344	—	—	15,395

Cash and cash equivalents, end of period	$51	$1,935	$—	$—	$1,986

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of earnings, revenues or financial items, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance and growth potential of our brands, statements related to litigation matters, statements related to introducing new core and seasonal merchandise assortments, statements related to reducing returns, replacements and damages, statements related to new marketing initiatives and expanding electronic direct marketing initiatives, statements related to transportation costs, statements related to costs and availability of raw materials, statements related to macroeconomic and retail trends, statements related to our plans to open new retail stores, statements related to implementing new e-commerce functionality, statements related to future comparable store sales, statements related to our income tax provision and effective tax rate, statements related to government regulation, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the impact of new accounting pronouncements, statements related to the impact of acquisitions, statements related to indemnifications under our agreements, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

Risk factors that may affect our results include the Risk Factors set forth in Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009, Part II Item 1A of the Quarterly Report on Form 10-Q, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

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

As used in this Item 2 and all of Part II, except as the context requires otherwise, reference to “us,” “we,” “our” and “our company” refer to Harry & David Holdings, Inc. and its subsidiaries on a consolidated basis. Dollars presented in this Item 2. are in thousands.

OVERVIEW

General

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit and gourmet food products and other gifts, which are marketed under the Harry and David®, Wolferman’s® and Cushman’s® brands. We market our products through multiple channels, including direct marketing (primarily catalogs and Internet), business-to-business, our stores, and wholesale distribution through select retailers.

MATTERS AFFECTING COMPARABILITY

A portion of our Direct Marketing sales are derived from Fruit-of-the-Month Club® product shipments. As such, results in this segment may vary between periods due to variations in fruit availability year-to-year, as well as other factors.

RESULTS OF OPERATIONS

Net Sales

In order to conform to the current year presentation, in the thirteen weeks ended September 27, 2008, we have reclassified revenue from commercial fruit sales from the “Other” segment to the “Wholesale” segment. Certain costs related to commercial fruit sales have not been reclassified as the impact is immaterial and it is impractical to do so. We have also reclassified certain activities related to Cushman’s from the “Direct Marketing” segment to the “Wholesale” segment.

The following table summarizes our net sales from continuing operations and net sales by reportable business segment for the periods indicated (dollars are in thousands).

	Thirteen weeks ended		Thirteen weeks ended
	September 26, 2009	Percent of Total	September 27, 2008	Percent of Total
Direct Marketing	$19,672	42.5%	$23,107	43.9%
Stores	20,917	45.2%	23,050	43.8%
Wholesale	5,675	12.3%	6,450	12.3%

Total net sales	$46,264	100.0%	$52,607	100.0%

Net sales from continuing operations of $46,264 for the thirteen weeks ended September 26, 2009, decreased $6,343, or 12.1%, from the thirteen weeks ended September 27, 2008. The decline in net sales was driven by lower volumes in all three of our operating segments.

Direct Marketing

Net sales in our Direct Marketing segment decreased $3,435 or 14.9% from the first quarter of fiscal 2009 to the first quarter of fiscal 2010. The decrease was attributable to lower sales volumes in our Harry & David® products, offset slightly by higher volumes in Wolferman’s® and Cushman’s® products.

Stores

Our Stores segment net sales decreased $2,133, representing a 9.3% decline in sales as comparable store sales declined 7.3% or approximately $1,599. The decrease was driven by lower traffic compared to last year.

As of September 26, 2009, we had 136 stores in operation compared to 144 stores in operation during the same quarter last fiscal year. Not included in the store counts above are two seasonal Cushman’s stores. A store becomes comparable in the first fiscal month after it has been open for a full twelve fiscal months, at which point its results are included in comparable sales comparisons. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or retail complex, the store continues to be treated as a comparable store. However, when a store is closed for an extended period of time, it is no longer treated as a comparable store and is excluded from comparable sales comparisons for that period.

Wholesale

Our Wholesale segment net sales declined $775, or 12.0%, from the first quarter of fiscal 2009 to the first quarter of fiscal 2010. The decline was attributable to lower sales volume with certain wholesale customers.

Gross Profit

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in thousands).

	Thirteen weeks ended		Thirteen weeks ended
	September 26, 2009	Percent of Net Sales	September 27, 2008	Percent of Net Sales
Direct Marketing	$4,822	24.5%	$3,775	16.3%
Stores	10,040	48.0%	10,755	46.7%
Wholesale	1,361	24.0%	1,678	26.0%

Total gross profit	$16,223	35.1%	$16,208	30.8%

Gross profit from continuing operations increased $15, or 0.1%, to $16,223 in the first quarter of fiscal 2010, from $16,208 in the first quarter of fiscal 2009. Consolidated gross profit as a percentage of consolidated net sales was 35.1% in the thirteen-week period ended September 26, 2009, and 30.8% in the thirteen-week period ended September 27, 2008.

Direct Marketing

Our Direct Marketing segment gross profit increased $1,047, or 27.7%, with gross margin increasing to 24.5% in the first quarter of fiscal 2010 from 16.3% in the first quarter of fiscal 2009. The increase in gross profit and 820 basis point improvement in gross margin were primarily driven by lower production costs, offset by higher markdowns and discounts.

Stores

Our Stores segment gross profit decreased $715, or 6.6%, with gross margin improving to 48.0% in the first quarter of fiscal 2010 from 46.7% in the first quarter of fiscal 2009. The gross profit decrease was driven by sales volumes, while the 130 basis point improvement in gross margin was driven by freight savings and higher average selling prices.

Wholesale

Our Wholesale segment gross profit decreased $317 or 18.9%, while gross margin declined to 24.0% in the first quarter of fiscal 2010 from 26.0% for the first quarter of fiscal 2009. The gross margin decline was driven by lower sales volumes and higher inventory reserves.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment including these expenses as a percentage of net sales for the periods indicated (dollars are in thousands).

	Thirteen weeks ended		Thirteen weeks ended
	September 26, 2009	Percent of Net Sales	September 27, 2008	Percent of Net Sales
Direct Marketing	$17,054	86.7%	$19,862	86.0%
Stores	15,510	74.2%	17,042	73.9%
Wholesale	1,030	18.1%	1,010	15.7%

Total selling, general and administrative expenses	$33,594	72.6%	$37,914	72.1%

Selling, general and administrative expenses from continuing operations decreased $4,320, or 11.4% from September 27, 2008 to September 26, 2009. The decrease in selling, general and administrative expenses was driven primarily by reductions in payroll and other personnel related expenses and advertising.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 72.6% in the thirteen-week period ended September 26, 2009, compared to 72.1% in the thirteen-week period ended September 27, 2008.

Other (Income) Expense, Net

Other (income) expense consists of interest and other non-operating expense (income). The following table summarizes other (income) expense for the periods indicated (dollars in thousands).

	Thirteen weeks ended September 26, 2009	Thirteen weeks ended September 27, 2008
Net interest expense	$4,696	$5,737
Gain on debt prepayment	—	(2,843)
Other (income) expense, net	(23)	14

Total other (income) expense	$4,673	$2,908

Income Taxes

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates from continuing operations for the first quarter of fiscal 2010 and fiscal 2009 were 1.5% and 37.6%, respectively. For fiscal 2009, the difference in the effective rate and the federal statutory rate is primarily due to charitable contributions, tax credits, and state tax obligations.

EBITDA

EBITDA is defined as earnings before net interest expense, income taxes, depreciation, and amortization. Our EBITDA from continuing operations for the thirteen-week period ended September 26, 2009, increased $1,102 primarily due to improved operating performance.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see “Non-GAAP Financial Measure: EBITDA”. The following table reconciles EBITDA from continuing operations to net cash used in operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income or loss, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in thousands).

	Thirteen weeks ended September 26, 2009	Thirteen weeks ended September 27, 2008
Net loss from continuing operations	$(21,724)	$(15,350)
Interest expense, net from continuing operations	4,696	5,737
Benefit for income taxes from continuing operations	(320)	(9,264)
Depreciation and amortization from continuing operations	4,656	5,083

EBITDA from continuing operations	$(12,692)	$(13,794)
Interest expense, net from continuing operations	(4,696)	(5,737)
Benefit for income taxes from continuing operations	320	9,264
Amortization of deferred financing costs	593	644
Stock option compensation expense	59	119
Loss (gain) on disposal and impairment of fixed assets	16	(5)
Gain on sale of short-term investments	—	(64)
Deferred income taxes	7,315	5,704
Amortization of deferred pension loss	312	29
Gain on debt repayment	—	(2,843)
Changes in operating assets and liabilities from continuing operations	(51,187)	(76,745)

Net cash used in operating activities from continuing operations	(59,960)	(83,428)
Net cash provided by operating activities from discontinued operations	—	490

Net cash used in operating activities	$(59,960)	$(82,938)

In the thirteen-week period ended September 26, 2009, net loss and EBITDA from continuing operations included:

•	$196 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$16 loss on disposal and impairment of fixed assets;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$114 benefit from severance and re-organization payroll and benefits;

•	$25 gain related to FIN 48 liabilities; and

•	$89 in approved recruiting and relocation expenses.

In the thirteen-week period ended September 27, 2008, net loss and EBITDA from continuing operations included:

•	$526 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$300 of income associated with a vendor settlement;

•	$87 of expense related to inventory step-up amortization related to our acquisition;

•	$5 gain on disposal of fixed assets;

•	$2,843 net gain on repayment of long-term debt;

•	$82 of expense associated with a leased facility identified for closure;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement; and

•	$316 of severance and re-organization payroll and benefits.

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

Cash Flows Used in Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations totaled $59,960 in the thirteen-week period ended September 26, 2009, compared to $83,428 in the thirteen-week period ended September 27, 2008. The decrease in cash usage was primarily due to reductions in catalog expenses and inventories which is consistent with our operational plan to shift a significant portion of the seasonal inventory build and advertising expenses into our second fiscal quarter.

Cash Flows Provided by (Used in) Investing Activities from Continuing Operations

Cash used in investing activities from continuing operations totaled $449 in the thirteen-week period ended September 26, 2009, compared to cash provided of $4,360 in the thirteen week period ended September 27, 2008. Investing activities in the first thirteen weeks of fiscal 2010 consisted primarily of capital expenditures. Investing activities in the first quarter of fiscal 2009 consisted primarily of proceeds on short-term investments, partially offset by cash used for the Cushman’s acquisition and other capital expenditures.

Cash Flows Provided by Financing Activities from Continuing Operations

Cash provided by financing activities from continuing operations totaled $47,000 for the thirteen weeks ended September 26, 2009, compared to $65,736 in cash provided in the thirteen weeks ended September 27, 2008. Financing activities were primarily comprised of borrowings on our revolving credit facility for both periods presented. We had increased borrowings in the first quarter of fiscal 2009 as a result of cash utilized to fund our acquisitions and working capital which was offset by funds used to repurchase our Senior Notes.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations totaled $490 for the thirteen weeks ended September 27, 2008. Cash from discontinued operations was primarily due to cash payments made to us for transitional services we provided to the buyers of Jackson & Perkins.

The divested Jackson & Perkins business did not impact our cash flows in the first quarter of fiscal 2010.

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

As of September 26, 2009, we had approximately $47,000 in borrowings and $761 in letters of credit outstanding under the revolving credit facility. The maximum available borrowings under the credit agreement are determined in accordance with our asset-based debt limitation formula. Total additional available borrowings at September 26, 2009, were approximately $41,558. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

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

In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31 st an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. We also are limited to the amount of capital expenditures in each fiscal year, subject to certain adjustments, through the term of the revolving credit facility.

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

At September 26, 2009, we were in compliance with all of our covenants under the Credit Agreement.

Senior Notes

As of September 26, 2009, Harry and David, our wholly owned subsidiary, has outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012, and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The $58,170 in Senior Floating Rate Notes accrues interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.35% at September 26, 2009. The $140,192 in Senior Fixed Rate Notes accrues interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

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

At September 26, 2009, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

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

Certain funds sponsored by Wasserstein Partners, LP, and its affiliates (“Wasserstein”) and certain funds sponsored by Highfields Capital Management LP (“Highfields”) currently own approximately 63% and 34%, respectively, of our common stock. Wasserstein and/or Highfields have purchased, and may continue to purchase, our outstanding Senior Notes in open market purchases, privately negotiated transactions or otherwise. Such purchases will depend on prevailing market conditions and other factors, and there can be no assurance as to when or whether any such purchases may occur. The amounts involved may be material.

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

We use EBITDA, in conjunction with GAAP measures such as cash flows from operating activities, cash flows from investing activities and cash flows from financing activities, to assess our liquidity, financial leverage and ability to service our outstanding debt. For example, certain covenant and compliance ratios under our revolving credit facility and the indenture governing the outstanding Senior Notes use EBITDA, as further adjusted for certain items as defined in each agreement. If we are not able to comply with these covenants, we may not be able to borrow additional amounts, incur more debt to finance our ongoing operations and working capital or take other actions. In addition, the lenders could accelerate the outstanding amounts, which could materially and adversely affect our liquidity and financial position.

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

Interest Rate Risk

Interest on our floating rate notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the principal amount due for our floating rate notes as of September 26, 2009, a 1.0% change in the interest rate on our variable rate debt would result in a $1,832 corresponding effect on our interest expense on an annual basis.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 26, 2009. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 26, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For details regarding our legal proceedings, see Note 10 – “Commitments and Contingencies” within Part I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

HARRY & DAVID HOLDINGS, INC.

By:	/S/ WILLIAM H. WILLIAMS
William H. Williams
President and Chief Executive Officer

By:	/S/ EDWARD F. DUNLAP
Edward F. Dunlap
Chief Financial Officer

November 5, 2009