Form 10-Q
period 2009-12-26
Harry & David Holdings, Inc.
filed 2010-02-04
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 1, 2010
Common stock $0.01 par value	1,033,295

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated (unaudited) Financial Statements	3

	Condensed Consolidated Balance Sheets – as of December 26, 2009, June 27, 2009 and December 27, 2008	3

	Condensed Consolidated Statements of Operations – Thirteen Weeks ended December 26, 2009 and December 27, 2008, and Twenty-six Weeks ended December 26, 2009 and December 27, 2008	4

	Condensed Consolidated Statements of Cash Flows – Twenty-six Weeks ended December 26, 2009 and December 27, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

Part II. Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share and Per Share Data)

	December 26, 2009	June 27, 2009	December 27, 2008 (Restated)
	Unaudited		Unaudited
Assets
Current assets
Cash and cash equivalents	$108,512	$15,395	$95,183
Trade accounts receivable, net	10,323	1,466	21,222
Other receivables	1,760	2,062	3,204
Inventories	33,850	44,738	44,702
Deferred catalog expenses	3,781	2,657	8,386
Deferred income taxes	—	5,230	—
Other current assets	6,387	4,862	8,044

Total current assets	164,613	76,410	180,741
Fixed assets, net	136,346	145,477	153,669
Goodwill	12,236	12,236	12,209
Intangibles, net	32,616	33,057	33,883
Deferred financing costs, net	4,789	5,975	7,162
Deferred income taxes	—	1,423	—
Other assets	2,126	2,114	3,083

Total assets	$352,726	$276,692	$390,747

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$32,506	$11,171	$39,772
Accrued payroll and benefits	14,108	14,105	14,183
Deferred revenue	36,554	16,317	41,932
Deferred income taxes	3,124	—	2,615
Income taxes payable	27,301	13,643	29,456
Accrued interest	4,420	4,485	4,800
Other accrued liabilities	9,463	2,980	11,089
Current portion of capital lease obligation	299	147	633

Total current liabilities	127,775	62,848	144,480
Long-term debt and capital lease obligation	198,519	198,671	198,818
Accrued pension liabilities	27,179	27,364	15,833
Deferred income taxes	850	—	1,320
Other long-term liabilities	9,626	9,591	10,625

Total liabilities	363,949	298,474	371,076

Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,033,295 shares at December 26, 2009, June 27, 2009 and December 27, 2008, respectively	10	10	10
Additional paid-in capital	6,844	6,673	6,429
Accumulated other comprehensive loss, net of taxes	(9,402)	(9,795)	(3,500)
Retained earnings (accumulated deficit)	(8,675)	(18,670)	16,732

Total stockholders’ equity (deficit)	(11,223)	(21,782)	19,671

Total liabilities and stockholders’ equity	$352,726	$276,692	$390,747

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 26, 2009	December 27, 2008 (Restated)	December 26, 2009	December 27, 2008 (Restated)
Net sales	$267,032	$307,726	$313,296	$360,333
Cost of goods sold	135,817	161,109	165,858	197,508

Gross profit	131,215	146,617	147,438	162,825

Operating expenses:
Selling, general and administrative	71,372	103,494	104,716	141,158
Selling, general and administrative – related party	250	250	500	500

	71,622	103,744	105,216	141,658

Operating income	59,593	42,873	42,222	21,167

Other (income) expense:
Interest income	(14)	(40)	(17)	(224)
Interest expense	4,905	5,903	9,604	11,824
Gain on debt repurchases	—	(12,573)	—	(15,416)
Other (income) expense, net	(346)	(37)	(369)	(23)

	4,545	(6,747)	9,218	(3,839)

Income from continuing operations before income taxes	55,048	49,620	33,004	25,006
Provision for income taxes	23,329	19,282	23,009	10,018

Net income from continuing operations	31,719	30,338	9,995	14,988

Discontinued operations:
Gain on sale of Jackson & Perkins	—	21	—	42
Operating income from discontinued operations	—	159	—	339
Provision for income taxes on discontinued operations	—	70	—	146

Net income from discontinued operations	—	110	—	235

Net income	$31,719	$30,448	$9,995	$15,223

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	December 26, 2009	December 27, 2008 (Restated)
Operating activities
Net income	$9,995	$15,223
Less: Net income from discontinued operations	—	235

Net income from continuing operations	9,995	14,988
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization of fixed assets	9,113	9,675
Amortization of intangible assets	441	932
Amortization of deferred financing costs	1,186	1,248
Stock option compensation expense	171	238
Loss on impairment and disposal of fixed assets and other long-lived assets, net	899	13,848
Gains on sale of short-term investments	—	(64)
Deferred income taxes	10,375	2,945
Amortization of deferred pension loss	645	58
Gain on debt repayment	—	(15,416)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(8,555)	(19,802)
Inventories	10,888	10,405
Deferred catalog expenses and other assets	(2,661)	(2,010)
Accounts payable	21,335	20,635
Accrued liabilities	6,981	4,451
Income taxes	13,658	5,846
Accrued pension liabilities	(185)	(1,661)
Deferred revenue	20,237	25,676

Net cash provided by operating activities from continuing operations	94,523	71,992
Net cash provided by operating activities from discontinued operations	—	735

Net cash provided by operating activities	94,523	72,727

Investing activities
Acquisition of fixed assets	(1,452)	(4,417)
Acquisition of business	—	(8,507)
Proceeds from the sale of fixed assets	46	14
Proceeds from the sale of held-to-maturity securities	—	5,000
Proceeds from the sale of available-for-sale securities	—	10,097

Net cash provided by (used in) investing activities from continuing operations	(1,406)	2,187

Financing activities
Borrowings on revolving debt	85,000	113,000
Repayments of revolving debt	(85,000)	(113,000)
Repayments of capital lease obligation	—	(157)
Repurchases of long-term debt	—	(20,366)

Net cash used in financing activities from continuing operations	—	(20,523)

Increase in cash and cash equivalents	93,117	54,391
Cash and cash equivalents, beginning of period	15,395	40,792

Cash and cash equivalents, end of period	$108,512	$95,183

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

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheets as of December 26, 2009 and December 27, 2008, the Condensed Consolidated Statements of Operations for the thirteen-week and the twenty-six week periods ended December 26, 2009 and December 27, 2008, and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended December 26, 2009 and December 27, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements

For further information, refer to the consolidated financial statements and the notes thereto for the year ended June 27, 2009, not included in this report. The Company has evaluated subsequent events through February 4, 2010, which is the filing date of this report on Form 10-Q.

In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week periods then ended. Intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at June 27, 2009 presented in this Form 10-Q has been derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

During the fourth quarter of fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses to J&P Acquisition Inc. In a separate transaction, the Company sold its land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins. The financial results of the divested Jackson & Perkins businesses and activities related to the sale are included in discontinued operations in the statement of operations.

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

The Company has reclassified amounts related to its outstanding gift cards to deferred revenue from accrued liabilities in the condensed consolidated balance sheet with corresponding reclassifications on its condensed consolidated statement of cash flows to conform to the current year presentation. In addition to the reclassification, certain adjustments have been made to the prior year for the restatement of Wolferman’s goodwill impairment. For further information see “Note 3-Restatement.”

The Company’s total comprehensive income for the thirteen and twenty-six weeks ended December 26, 2009 of $31,923 and $10,388, respectively, includes an adjustment (net of tax) related to unrealized net losses associated with its pension plans of $204 and $393, respectively. The Company’s total comprehensive income for the thirteen and twenty-six weeks ended December 27, 2008 of $30,477 and $15,281, respectively, includes a $29 and $58 adjustment (net of tax) related to its deferred pension amortization.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

NOTE 3—RESTATEMENT

Restatement and correction

During the fourth quarter of fiscal 2009, the Company concluded that the Wolferman’s impairment charge recorded in the second fiscal quarter was calculated incorrectly. The correction impacted the financial statements in the previously filed form 10-Qs for the second and third fiscal quarter of 2009. In this form 10-Q the adjustments are reflected in goodwill as of December 27, 2008 in the condensed consolidated balance sheet, selling, general and administrative expenses and the provision for income taxes in both the quarter and year-to-date periods ended December 27, 2008 in the condensed consolidated statement of operations. While certain captions comprised in cash provided by operating activities were impacted by the correction, total net operating cash flows did not change from what was previously reported. The financial statement line items on the balance sheet and statement of operations have been restated as follows:

Balance sheet restatement

As of December 27, 2008
Unaudited
Goodwill
As previously reported	$10,998
As restated	12,209
Retained earnings (accumulated deficit)
As previously reported	$16,002
As restated	16,732

Statement of operations restatement

	Thirteen Weeks Ended December 27, 2008	Twenty-six Weeks Ended December 27, 2008
	Unaudited	Unaudited
Selling, general and administrative expense
As previously reported	$104,705	$142,369
As restated	103,494	141,158
Provision for income taxes from continuing operations
As previously reported	$18,801	$9,537
As restated	19,282	10,018
Net income from continuing operations
As previously reported	$29,608	$14,258
As restated	30,338	14,988
Net income
As previously reported	$29,718	$14,493
As restated	30,448	15,223

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

NOTE 4—NEW ACCOUNTING PRONOUNCEMENTS AND ADOPTIONS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2009-13 is not expected to have a material impact on the condensed consolidated financial statements.

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

During June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”) and is incorporated in ASC Topic 105, which establishes the FASB Accounting Standards Codification as the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. SFAS 168 became effective as of the beginning of the first annual reporting period that begins after September 15, 2009 and for interim periods within that period. The adoption of SFAS 168 did not have an impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”) and is incorporated in ASC Topic 825, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 were effective for interim reporting periods ending after June 15, 2009. While the adoption of this staff position impacted our disclosure requirements, it did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”), and FASB Staff Position No. 124-2 (“FSP FAS 124-2”) and is incorporated in ASC Topic 320, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141 (Revised) and is incorporated in ASC Topic 805, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after fiscal 2010. The Company will apply the requirements of SFAS No. 141R-1 to any future business combinations.

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets, and is incorporated in ASC Topic 715, which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation for the fiscal year ended June 26, 2010. The Company is currently evaluating the impact of adopting FSP 132(R)-1 on its disclosures.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) and is incorporated in ASC Topics 275 and 350, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP 142-3 in fiscal year 2010. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. While the adoption of FSP 142-3 impacted our disclosure requirements, it did not have a material impact on the condensed consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (“FAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years, and is incorporated in ASC Topic 820. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. The three levels of inputs used to measure fair value are as follows:

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

The adoption of FAS 157 did not have a material impact on the condensed consolidated financial statements. The Company adopted the provisions of FAS 157 on June 29, 2008 for assets and liabilities measured at fair value on a recurring basis, which consist of cash and cash equivalents measured using Level 1 inputs. The Company adopted the provisions of FAS 157-2 on June 28, 2009 for assets and liabilities measured at fair value on a non-recurring basis, which include goodwill, intangible assets and certain other long-lived assets. The fair values for these assets are measured for impairment on a non-recurring basis using Level 3 inputs. Refer to “Note 5-Balance Sheet Information” for further discussion of impairment valuation.

NOTE 5—BALANCE SHEET INFORMATION

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

The following table provides the carrying value and fair value of the Company’s Senior Notes:

	December 26, 2009
	Book value	Fair value
Senior floating rate notes	$58,170	$39,119
Senior fixed rate notes	140,192	96,032

Total senior notes	$198,362	$135,151

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Inventories

Inventories consist of the following:

	December 26, 2009	June 27, 2009	December 27, 2008
Finished goods	$20,674	$18,056	$23,639
Materials, packaging supplies, and work-in-process	11,949	20,734	20,102
Growing crops	1,227	5,948	961

Total	$33,850	$44,738	$44,702

Fixed assets

Fixed assets consist of the following:

	December 26, 2009	June 27, 2009	December 27, 2008
Land	$19,607	$19,607	$19,607
Land improvements and orchard development costs	30,697	30,692	30,548
Buildings and improvements	58,610	58,517	57,015
Machinery and equipment	68,149	68,176	66,379
Leasehold improvements	10,352	10,611	10,693
Purchased and internally developed software	37,216	36,693	36,081
Capital projects-in-process	853	1,521	4,571

	225,484	225,817	224,894
Accumulated depreciation and amortization	(89,138)	(80,340)	(71,225)

Total	$136,346	$145,477	$153,669

As of December 26, 2009, purchased and internally developed software includes software licenses acquired for $895 financed through an outstanding capital lease agreement. See “Note 7 – Borrowing Arrangements.” Accumulated amortization of purchased and internally developed software costs was $21,479, $18,972 and $16,270 as of December 26, 2009, June 27, 2009 and December 27, 2008, respectively. Amortization of software costs, which include software assets financed through capital leases, were $1,243 and $1,365 for the thirteen weeks ended December 26, 2009 and December 27, 2008, respectively, and $2,516 and $2,664 for the twenty-six weeks ended December 26, 2009 and December 27, 2008, respectively.

The Company completed an evaluation of certain underperforming stores and related fixed assets and certain other long-lived assets. As a result of that evaluation the Company recorded a non-cash impairment charge at December 26, 2009 of $699, all of which was related to fixed assets. A similar evaluation was completed at December 27, 2008, which resulted in an impairment charge of $3,600. The impairment charges were recorded within selling, general and administrative expenses within the condensed consolidated statement of operations. The impairment amounts were calculated by comparing the applicable stores net assets to fair value, which was based on a discounted cash flow model.

In the second quarter of fiscal 2010, the Company negotiated lease buy-outs for two of its stores and recognized $200 of termination costs, of which $100 remained unpaid as of December 26, 2009. In December 2009, the Company exercised its termination option related to its Eugene, Oregon call center lease and accrued the contractual amounts due of $78 which remained unpaid as of December 26, 2009. As a result of the lease termination, fixed assets were reviewed for impairment and a charge of $231 was recorded in the thirteen weeks ended December 26, 2009.

Intangibles

Goodwill and intangible assets with indefinite lives are tested for impairment annually. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company’s goodwill is related to both its Wolferman’s reporting unit (included in the Company’s Direct Marketing segment,) and its Cushman’s reporting unit (included in both the Company’s Direct Marketing and Wholesale segments). The Company tests goodwill and other intangible assets for impairment on an interim basis should factors or indicators become apparent that would require an impairment test. Historically, the annual impairment testing has occurred during the fourth quarter of each fiscal year for the reporting units and indefinite-lived intangibles.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

In the second fiscal quarter of 2010, due to unfavorable revenue and operating income results compared to expectations attributable to the Company’s Harry and David brand, an interim impairment test was performed specific to the Harry and David trade name. The interim test did not result in an impairment charge related to the Harry and David trade name. There was no indication of impairment to warrant interim testing for the Company’s goodwill and indefinite-lived intangibles related to its Wolferman’s® and Cushman’s® brands.

In the second quarter of fiscal 2009, the retail industry had declined at a rate that exceeded the Company’s forecasted expectations and negatively impacted the Company’s operating results for the second quarter of fiscal 2009 and the future outlook on the industry. Management believed the decline in the overall industry, the resulting decline in the Company’s operating results from plan, and downward revisions to financial forecasts to be factors that required the Company to perform an interim impairment test. As a result, in connection with the preparation of its second quarter of fiscal 2009 financial statements, the Company performed an interim impairment test on its goodwill, indefinite-lived and other intangible balances.

The estimated fair value of each of the reporting units included consideration of the impact of the previously noted trends in the business and industry in fiscal 2009, primarily the decline in sales caused by the adverse economic climate. Using a discounted cash flows model, the Harry and David trade name, Wolferman’s customer list and the goodwill and related intangibles associated with the Cushman’s acquisition were tested and no impairment was indicated as of December 27, 2008. Based on the testing the Company concluded that the fair values of the Wolferman’s goodwill, recipe and trade name were greater than their related book values, using a discounted cash flows model. As a result, the Company has recorded an impairment charge of $10,205 ($686 related to goodwill and $9,519 related to the recipe and trade name) in the second quarter within selling, general and administrative expenses within the fiscal 2009 condensed consolidated statement of operations.

Amortization expense was $395 and $638 for the thirteen weeks ended December 26, 2009 and December 27, 2008, respectively, and $441 and $932 for the twenty-six weeks ended December 26, 2009 and December 27, 2008, respectively, and is included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The following is a summary of intangible assets:

	December 26, 2009			June 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names, trademarks and recipe	$32,139	$—	$32,139	$32,139	$—	$32,139
Goodwill	12,236	—	12,236	12,236	—	12,236
Direct marketing customer and rental lists	9,249	(8,866)	383	9,249	(8,467)	782
Favorable lease agreements	1,676	(1,582)	94	1,676	(1,540)	136

	$55,300	$(10,448)	$44,852	$55,300	$(10,007)	$45,293

The estimated amortization expense for each of the next three fiscal years is as follows:

Fiscal Period:	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remaining 2010	203	34	237
2011	142	39	181
2012	38	21	59

Total	$383	$94	$477

Impairment Testing and Assumptions

The impairment testing results related to our indefinite-lived intangible assets, our goodwill and long-lived assets were calculated using management’s estimates of future forecasted cash flows to be generated from the respective assets and a discount rate inherent

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

within the Company’s cost of capital. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins, operating expenses and applicable discount rate. If the Company had used different assumptions and estimates regarding the future operating results or discount rate, the impairment charges might have been materially different. However, management believes that the assumptions and estimates are reasonable and represent the most likely future operating results based upon the current information available. The Company classifies the inputs used in these measurements as Level 3 within the fair value hierarchy prescribed by ASC Topic 820.

NOTE 6—INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates from continuing operations for the second quarter of fiscal 2010 and fiscal 2009 were 42.4% and 38.9%, respectively. For the second quarter of fiscal 2010, the difference in the effective rate and the federal statutory rate is primarily due to a valuation allowance adjustment of $9,042, relating to certain deferred tax assets, and state tax obligations of $821.

The Company routinely reviews the future realization of tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. As of December 26, 2009, the Company believes that a valuation allowance adjustment of $9,042 is required to reduce deferred tax assets to an amount that is more likely than not to be realized. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins and operating expenses.

NOTE 7—BORROWING ARRANGEMENTS

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

In connection with this facility and related amendments, the Company has remaining deferred financing costs of $1,551 and $2,172 as of December 26, 2009 and June 27, 2009, respectively.

As of December 26, 2009, unused borrowings under the revolving credit facility were $123,989, with borrowings amounting to $0 and $1,011 in outstanding letters of credit. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at December 26, 2009 was $13,876. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations.

The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to comply with certain covenants, which primarily include a minimum cash balance and limits to capital expenditures.

Long-Term Debt

As of December 26, 2009, the Company’s wholly-owned subsidiary, Harry and David, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012 and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”) These amounts reflect amounts repurchased by the Company on the open-market in fiscal 2008 and fiscal 2009. For further details on the repurchases during the thirteen weeks and twenty-six weeks ended December 27, 2008, see “Long-Term Debt Repurchases” below.

The floating rate Senior Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.26% and 5.67% at December 26, 2009 and June 27, 2009, respectively. The fixed rate Senior Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December.

The deferred financing fees incurred in connection with the note offering and related exchange have been recorded as deferred financing costs within long-term assets. The remaining costs are amortized over the remaining life of the associated Senior Notes and as of December 26, 2009 and June 27, 2009, $3,238 and $3,803, respectively, remained on the balance sheet for all associated fees related to the Senior Notes. As noted below under “Long-Term Debt Repurchases,” the Senior Notes’ deferred financing costs are subject to write-off on a pro-rata basis due to early repurchase or repayment of the Senior Notes.

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

Long-Term Debt Repurchases

During the thirteen weeks ended December 27, 2008, the Company purchased $26,438 in aggregate principal amounts of its fixed and floating rate Senior Notes in open-market purchases for $13,259. This debt prepayment resulted in a net gain of $12,573, comprised of a $13,179 discount on the repayment of outstanding principal, partially offset by the write-off of $606 of unamortized deferred financing costs.

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

Amortization of Deferred Financing Costs

Total amortization expense on deferred financing costs was $593 and $604 for the thirteen weeks ended December 26, 2009 and December 27, 2008, respectively, and $1,186 and $1,248 for the twenty-six weeks ended December 26, 2009 and December 27, 2008, respectively, and is included within interest expense in the accompanying Condensed Consolidated Statements of Operations.

Capital lease obligation

As of December 26, 2009, the Company had a $456 capital lease obligation representing amounts outstanding to acquire certain software licenses. The current and non-current portion of the Company’s capital lease obligation is $299 and $157, respectively. The interest rate on the obligation is 5.99%, with principal and interest payments due biannually.

NOTE 8—STOCK OPTION PLAN

The Company accounts for stock-based compensation using the fair-value method. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses certain assumptions for use in the model. The expected volatility assumption is based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term assumption is either the final vesting date or a period derived from the time between the date of final vesting and the expiration of the option, depending on the vesting provisions of the underlying grant. As the Company’s shares are not registered, nor publicly traded on a national securities exchange, the liquidity of the option award is limited. As such, the Company has assumed for purposes of estimating the expected term of the stock option that the vested awards would likely forfeit post-termination. The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. The Company granted 10,000 shares of stock options during the twenty-six weeks ended December 26, 2009. The assumptions used for the award granted during the thirteen and twenty-six weeks ended December 26, 2009, are as follows:

	Thirteen Weeks Ended	Twenty Six Weeks Ended
Expected volatility	59.0%	57.0%
Expected dividends	$0	$0
Expected term	2.56 years	2.74 years
Risk-free rate	1.44%	1.62%

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

A summary of option activity under the Plan for the twenty-six weeks ended December 26, 2009 is presented below:

Options	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 27, 2009	59,568	$113.92	6.2 years
Granted	10,000	150.00	9.8 years
Exercised	—	—	—
Forfeited	(3,122)	209.45	—

Outstanding at December 26, 2009	66,446	$116.69	6.2 years

Of the 66,446 options outstanding at December 26, 2009, 52,776 were fully vested and exercisable. The weighted average remaining contractual term of vested options was 5.5 years. The total grant date fair value of all options outstanding at December 26, 2009 was $1,819.

A summary of the status of the Company’s nonvested option shares as of December 26, 2009, and activity during the twenty-six weeks ended December 26, 2009, is presented below:

Nonvested Option Shares	Option Shares	Weighted-Average Grant-Date Fair Value of Options
Outstanding at June 27, 2009	6,239	$13.42
Granted options	10,000	$47.41
Vested	(1,345)	$11.45
Forfeited	(1,224)	$21.38

Outstanding at December 26, 2009	13,670	$37.76

For the thirteen weeks and twenty-six weeks ended December 26, 2009, the Company recognized stock compensation expense, which represents the amortization of the estimated fair value of the stock options issued, of $112 and $171, respectively. The total tax benefit recognized for these periods was $43 and $66, respectively. As of December 26, 2009, there remained a total of $459 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan which will be recognized over a remaining weighted-average period of 2.3 years. Generally, an assumption of a ten percent forfeiture rate is utilized when arriving at the amount of stock compensation expense recognized.

NOTE 9—BENEFIT PROGRAMS

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Interest cost	$661	$754	$1,322	$1,508
Expected return on plan assets	(234)	(590)	(469)	(1,180)
Amortization of deferred actuarial losses	333	48	645	96

Net periodic pension (benefit) expense	$760	$212	$1,498	$424

The Company contributed $825 and $513 during the thirteen weeks ended December 26, 2009 and December 27, 2008, respectively, and $1,017 and $1,989 during the twenty-six weeks ended December 26, 2009 and December 27, 2008 respectively, to its defined benefit pension plans.

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

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify another party from losses arising in connection with the Company’s products or services. The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, such as with its contractors, customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, the Company has entered into indemnification agreements with certain officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and the Company has agreed to indemnify certain investors for certain liabilities they may incur in connection with the sale of the senior notes to the initial purchasers and the 2005 exchange offer relating to the senior notes. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As the Company believes that the occurrence of any events that would trigger payments under these contracts is remote, no liabilities have been recorded in the condensed consolidated financial statements for these indemnifications.

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

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Minimum rent expense	$7,744	$8,437	$13,035	$14,016
Contingent rent expense	58	62	85	113

Total rent expense	$7,802	$8,499	$13,120	$14,129

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

The award is 100% vested, representing $6,034 which also reflects forfeitures. In each case, vesting occurred as long as the award recipient was an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of December 26, 2009, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During both the thirteen weeks ended December 26, 2009 and December 27, 2008 the Company paid $250 and during both the twenty-six weeks ended December 26, 2009 and December 27, 2008, the Company paid $500 in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

NOTE 12—SEGMENT REPORTING

Performance of business units is evaluated by considering revenue growth achieved and potential profitability, contribution to other units and capital investment requirements. Reportable segments are strategic business units that offer similar products and are managed separately because the business units utilize distinct marketing strategies. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies.

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David®, Wolferman’s® and Cushman’s® brands by marketing through catalogs, the Internet, business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Stores segment generates net sales of Harry and David®, Wolferman’s®, and Cushman’s® brand merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of December 26, 2009, the Company operated 136 Harry and David stores and two Cushman’s seasonal stores and sold selected store products through our direct-marketing channel. The Wholesale segment generates net sales by selling Harry and David® brand, Wolferman’s® brand and Cushman’s® brand wholesale products to national retailers as well as commercial sales of surplus non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon. Business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions are grouped in the “Other” segment.

In order to conform to current year segment presentation, certain reclassifications and adjustments have been made to the prior year. The Company reclassified $1,332 of revenue from commercial fruit sales from the Other segment to the Wholesale segment. Certain costs related to commercial fruit sales have not been reclassified as the impact is immaterial and it is impractical to do so. The Company also reclassified certain activities related to Cushman’s from the Direct Marketing and Stores segments to the Wholesale segment. The revenue reclassification resulted in Wholesale revenue increasing $2,943, and Direct Marketing and Stores revenue decreasing by $2,471 and $472, respectively. In addition to these reclassifications, certain adjustments have been made to the prior year for the restatement of Wolferman’s goodwill impairment in the Direct Marketing segment. The restatement impacted goodwill as of December 27, 2008 and selling, general and administrative expenses and the provision for income taxes in both the quarter and year-to-date periods ended December 27, 2008 (see “Note 3-Restatement” for further information).

Net intersegment sales were $19,117 and $22,881 for the thirteen weeks ended December 26, 2009 and December 27, 2008, respectively and $33,457 and $38,946 for the twenty-six weeks ended December 26, 2009 and December 27, 2008, respectively. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Dollars in thousands	Direct Marketing	Stores	Wholesale	Other	Total Continuing Operations
Thirteen weeks ended December 26, 2009
Net external sales	$194,466	$56,780	$15,786	$—	$267,032
Depreciation and amortization expense	386	712	—	3,800	4,898
Operating income from continuing operations	48,358	10,074	1,161	—	59,593
Net interest expense from continuing operations	—	—	—	4,891	4,891
Income (loss) from continuing operations, before income taxes	48,638	10,105	1,170	(4,865)	55,048
Capital expenditures	14	74	—	871	959
Total assets	67,928	26,588	7,354	250,856	352,726
Thirteen weeks ended December 27, 2008
Net external sales	$224,213	$60,642	$22,871	$—	$307,726
Depreciation and amortization expense	644	897	—	3,983	5,524
Operating income from continuing operations	34,433	6,024	2,416	—	42,873
Net interest expense (income) from continuing operations	—	(7)	—	5,870	5,863
Income (loss) from continuing operations, before income taxes	45,162	7,432	2,855	(5,829)	49,620
Capital expenditures	237	80	—	2,356	2,673
Total assets	79,325	30,589	15,269	265,564	390,747
Twenty-six weeks ended December 26, 2009
Net external sales	$214,138	$77,697	$21,461	$—	$313,296
Depreciation and amortization expense	420	1,510	—	7,624	9,554
Operating income from continuing operations	36,126	4,604	1,492	—	42,222
Net interest expense (income) from continuing operations	—	—	—	9,587	9,587
Income (loss) from continuing operations, before income taxes	36,407	4,633	1,500	(9,536)	33,004
Capital expenditures	14	296	—	1,142	1,452
Total assets	67,928	26,588	7,354	250,856	352,726
Twenty-six weeks ended December 27, 2008
Net external sales	$247,320	$83,692	$29,321	$—	$360,333
Depreciation and amortization expense	910	1,819	—	7,878	10,607
Operating income (loss) from continuing operations	18,346	(263)	3,084	—	21,167
Net interest expense (income) from continuing operations	—	(7)	—	11,607	11,600
Income (loss) from continuing operations, before income taxes	31,502	1,462	3,623	(11,581)	25,006
Capital expenditures	239	532	—	3,646	4,417
Total assets	79,325	30,589	15,269	265,564	390,747

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s wholly-owned subsidiary, Harry and David, has outstanding $58,170 of Senior Floating Rate Notes due 2012 and $140,192 of Senior Fixed Rate Notes due 2013 (collectively, the Senior Notes). The following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of December 26, 2009, and June 27, 2009, and for the thirteen and twenty-six weeks ended December 26, 2009 and December 27, 2008, respectively. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by Harry and David and between the guarantors. Certain adjustments have been made to the prior year for the restatement of Wolferman’s goodwill impairment. The restatement impacted goodwill as of December 27, 2008 and selling, general and administrative expenses and the provision for income taxes in both the quarter and year-to-date periods ended December 27, 2008. For further information see “Note 3-Restatement.”

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of December 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$51	$108,461	$—	$—	$108,512
Trade accounts receivable, net	—	10,021	302	—	10,323
Other receivables	—	845	915	—	1,760
Inventories	—	19,728	14,122	—	33,850
Deferred catalog expenses	—	3,781	—	—	3,781
Deferred income taxes	—	—	—	—	—
Other current assets	76	2,618	3,693	—	6,387

Total current assets	127	145,454	19,032	—	164,613
Fixed assets, net	—	7,283	129,063	—	136,346
Goodwill	—	12,236	—	—	12,236
Intangibles, net	—	32,616	—	—	32,616
Investment in subsidiaries	183,960	(83,010)	—	(100,950)	—
Deferred financing costs, net	—	4,789	—	—	4,789
Deferred income taxes	—	—	—	—	—
Other assets	1,936	34	156	—	2,126

Total assets	$186,023	$119,402	$148,251	$(100,950)	$352,726

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$26,827	$5,679	$—	$32,506
Accrued payroll and benefits	—	7,438	6,670	—	14,108
Income taxes payable	27,404	(94)	(9)	—	27,301
Deferred revenue	—	36,554	—	—	36,554
Deferred income taxes	3,124	—	—	—	3,124
Accrued interest	—	4,420	—	—	4,420
Other accrued liabilities	70	8,514	879	—	9,463
Current portion of capital lease obligations	—	299	—	—	299

Total current liabilities	30,598	83,958	13,219	—	127,775
Long-term debt and capital lease obligations	—	198,519	—	—	198,519
Accrued pension liability	—	—	27,179	—	27,179
Deferred income taxes	850	—	—	—	850
Other long-term liabilities	3,851	3,896	1,879	—	9,626
Intercompany debt	161,947	(350,931)	188,984	—	—

Total liabilities	197,246	(64,558)	231,261	—	363,949

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,844	232,518	53,785	(286,303)	6,844
Accumulated other comprehensive loss, net of tax	(9,402)	—	(12,876)	12,876	(9,402)
Accumulated deficit	(8,675)	(48,559)	(123,919)	172,478	(8,675)

Total stockholders’ equity (deficit)	(11,223)	183,960	(83,010)	(100,950)	(11,223)

Total liabilities and stockholders’ equity (deficit)	$186,023	$119,402	$148,251	$(100,950)	$352,726

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

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$267,427	$18,722	$(19,117)	$267,032
Cost of goods sold	—	136,216	18,718	(19,117)	135,817

Gross profit	—	131,211	4	—	131,215
Selling, general and administrative	—	71,618	4	—	71,622

Operating income	—	59,593	—	—	59,593

Other (income) expense:
Interest income	(11)	—	(3)	—	(14)
Interest expense	—	4,892	13	—	4,905
Other (income) expense, net	(25)	(321)	—	—	(346)
Equity in earnings of consolidated subsidiaries	(55,012)	10	—	55,002	—

Total other (income) expense	(55,048)	4,581	10	55,002	4,545

Income (loss) from continuing operations before income taxes	55,048	55,012	(10)	(55,002)	55,048
Provision for income taxes	23,329	—	—	—	23,329

Net income (loss)	31,719	55,012	(10)	(55,002)	31,719

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 27, 2008 (Restated)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$307,372	$23,235	$(22,881)	$307,726
Cost of goods sold	—	160,752	23,238	(22,881)	161,109

Gross profit	—	146,620	(3)	—	146,617
Selling, general and administrative	—	103,747	(3)	—	103,744

Operating income	—	42,873	—	—	42,873

Other (income) expense:
Interest income	—	—	(40)	—	(40)
Interest expense	—	5,877	26	—	5,903
Other (income) expense, net	(37)	—	—	—	(37)
Gain on debt repurchases	—	(12,573)	—	—	(12,573)
Equity in earnings of consolidated subsidiaries	(49,763)	(138)	—	49,901	—

Total other (income) expense	(49,800)	(6,834)	(14)	49,901	(6,747)

Income from continuing operations before income taxes	49,800	49,707	14	(49,901)	49,620
Provision for income taxes	19,282	—	—	—	19,282

Net income from continuing operations	30,518	49,707	14	(49,901)	30,338

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	21	—	21
Operating income from discontinued operations	—	56	103	—	159
Provision for income taxes on discontinued operations	70	—	—	—	70

Net income (loss) from discontinued operations	(70)	56	124	—	110

Net income	$30,448	$49,763	$138	$(49,901)	$30,448

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Twenty-six Weeks Ended December 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$313,959	$32,794	$(33,457)	$313,296
Cost of goods sold	—	166,511	32,804	(33,457)	165,858

Gross profit	—	147,448	(10)	—	147,438
Selling, general and administrative	—	105,226	(10)	—	105,216

Operating income	—	42,222	—	—	42,222

Other (income) expense:
Interest income	(11)	—	(6)	—	(17)
Interest expense	—	9,596	8	—	9,604
Other (income) expense, net	(50)	(319)	—	—	(369)
Equity in earnings of consolidated subsidiaries	(32,943)	2	—	32,941	—

Total other (income) expense	(33,004)	9,279	2	32,941	9,218

Income (loss) from continuing operations before income taxes	33,004	32,943	(2)	(32,941)	33,004
Provision for income taxes	23,009	—	—	—	23,009

Net income (loss)	9,995	32,943	(2)	(32,941)	9,995

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Twenty-six Weeks Ended December 27, 2008 (Restated)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$359,698	$39,581	$(38,946)	$360,333
Cost of goods sold	—	196,865	39,589	(38,946)	197,508

Gross profit	—	162,833	(8)	—	162,825
Selling, general and administrative	—	141,666	(8)	—	141,658

Operating income	—	21,167	—	—	21,167

Other (income) expense:
Interest income	—	—	(224)	—	(224)
Interest expense	—	11,738	86	—	11,824
Other (income) expense, net	(22)	(1)	—	—	(23)
Gain on debt repurchases	—	(15,416)	—	—	(15,416)
Equity in earnings of consolidated subsidiaries	(25,365)	(409)	—	25,774	—

Total other (income) expense	(25,387)	(4,088)	(138)	25,774	(3,839)

Income from continuing operations before income taxes	25,387	25,255	138	(25,774)	25,006
Provision for income taxes	10,018	—	—	—	10,018

Net income from continuing operations	15,369	25,255	138	(25,774)	14,988

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	42	—	42
Operating income from discontinued operations	—	110	229	—	339
Provision for income taxes on discontinued operations	146	—	—	—	146

Net income (loss) from discontinued operations	(146)	110	271	—	235

Net income	$15,223	$25,365	$409	$(25,774)	$15,223

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Twenty-six Weeks Ended December 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by operating activities	$1,305	$72,605	$20,613	$—	$94,523

Investing activities
Acquisition of fixed assets	—	(309)	(1,143)	—	(1,452)
Proceeds from the sale of fixed assets	—	—	46	—	46

Net cash used in investing activities	—	(309)	(1,097)	—	(1,406)

Financing activities
Borrowings of revolving debt	—	85,000	—	—	85,000
Repayments of revolving debt	—	(85,000)	—	—	(85,000)
Net (payments) receipts on intercompany debt	(1,305)	20,821	(19,516)	—	—

Net cash provided by (used in) financing activities	(1,305)	20,821	(19,516)	—	—

Increase in cash and cash equivalents	—	93,117	—	—	93,117
Cash and cash equivalents, beginning of period	51	15,344	—	—	15,395

Cash and cash equivalents, end of period	$51	$108,461	$—	$—	$108,512

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Twenty-six Weeks Ended December 27, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(841)	$53,004	$20,564	$—	$72,727

Investing activities
Acquisition of fixed assets	—	(529)	(3,888)	—	(4,417)
Acquisition of business	—	(8,507)	—	—	(8,507)
Proceeds from the sale of fixed assets	—	—	14	—	14
Proceeds from the sale of held-to-maturity securities	—	—	5,000	—	5,000
Proceeds from the sale of available-for-sale securities	—	—	10,097	—	10,097

Net cash provided by (used in) investing activities	—	(9,036)	11,223	—	2,187

Financing activities
Borrowings of revolving debt	—	113,000	—	—	113,000
Repayments of revolving debt	—	(113,000)	—	—	(113,000)
Repayments of capital lease obligations	—	(157)	—	—	(157)
Repurchases of long-term debt	—	(20,366)	—	—	(20,366)
Proceeds from exercise of stock options	—	—	—	—	—
Net (payments) receipts on intercompany debt	(678)	1,162	(484)	—	—

Net cash provided by (used in) financing activities	(678)	(19,361)	(484)	—	(20,523)

Increase (decrease) in cash and cash equivalents	(1,519)	24,607	31,303	—	54,391
Cash and cash equivalents, beginning of period	1,570	9,723	29,499	—	40,792

Cash and cash equivalents, end of period	$51	$34,330	$60,802	$—	$95,183

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Risk factors that may affect our results include the Risk Factors set forth in Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

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

In order to conform to the current year presentation, we have reclassified revenue from commercial fruit sales from the “Other” segment to the “Wholesale” segment. Certain costs related to commercial fruit sales have not been reclassified as the impact is immaterial and it is impractical to do so. We also reclassified certain activities related to Cushman’s from the “Direct Marketing” and “Stores” segments to the “Wholesale” segment. In addition, certain adjustments have been made to the prior year for the restatement of Wolferman’s goodwill impairment in the “Direct Marketing” segment. The restatement impacted goodwill as of December 27, 2008 and selling, general and administrative expenses and the provision for income taxes in both the quarter and year-to-date periods ended December 27, 2008 (see “Note 3-Restatement” within Item 1 of Part I of this Form 10-Q for further information).

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our net sales from continuing operations and net sales by reportable business segment for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	December 26, 2009	Percent of Total	December 27, 2008	Percent of Total	December 26, 2009	Percent of Total	December 27, 2008	Percent of Total
Direct Marketing	$194,466	72.8%	$224,213	72.9%	$214,138	68.4%	$247,320	68.6%
Stores	56,780	21.3%	60,642	19.7%	77,697	24.8%	83,692	23.2%
Wholesale	15,786	5.9%	22,871	7.4%	21,461	6.9%	29,321	8.1%

Total net sales	$267,032	100.0%	$307,726	100.0%	$313,296	100.0%	$360,333	100.0%

Net sales from continuing operations of $267,032 for the thirteen weeks ended December 26, 2009, decreased $40,694, or 13.2%, from the thirteen weeks ended December 27, 2008. The decline in net sales was driven by lower volumes and higher markdowns and discounts in the Harry & David and Cushman’s Direct Marketing brand sales, Stores and the Wholesale segments, partially offset by an increase in Wolferman’s Direct Marketing brand sales.

Net sales from continuing operations of $313,296 for the twenty-six weeks ended December 26, 2009, decreased $47,037, or 13.1%, from the twenty-six weeks ended December 27, 2008. The decline was attributable to the same factors mentioned above for the thirteen-week period.

Direct Marketing

Net sales in our Direct Marketing segment decreased $29,747, or 13.3%, from the thirteen weeks ended December 27, 2008 to the thirteen weeks ended December 26, 2009. The decline was driven by lower average order size resulting from lower advertised retails and increased delivery discounts on higher unit volume.

Net sales in our Direct Marketing segment decreased $33,182, or 13.4%, from the twenty-six weeks ended December 27, 2008 to the twenty-six weeks ended December 26, 2009. The decline was attributable to the same factors mentioned above for the thirteen-week period.

Stores

Our Stores segment net sales decreased $3,862, representing a 6.4% decline in total sales and a comparable stores sales decline of 3.6% or approximately $2,090, from the thirteen weeks ended December 27, 2008 to the thirteen weeks ended December 26, 2009. The decrease was driven by lower traffic and fewer stores, partially offset by higher conversion and average transaction size.

Our Stores segment net sales decreased $5,995, representing a 7.2% decline in total sales and a decline of 4.6% or approximately $3,689, on a comparable store basis, from the twenty-six weeks ended December 27, 2008 to the twenty-six weeks ended December 26, 2009. The decrease was attributable to the same factors mentioned above for the thirteen-week period.

As of December 26, 2009, we had 136 stores in operation compared to 144 stores in operation during the same quarter last fiscal year. Not included in the store counts above are two seasonal Cushman’s stores, and three temporary stores that were tested in the same period last season.

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

Wholesale

Our Wholesale segment net sales declined $7,085, or 31.0%, from the thirteen weeks ended December 27, 2008 to the thirteen weeks ended December 26, 2009. The decline was primarily due to a decision not to renew holiday sales to a major customer.

Our Wholesale segment net sales declined $7,860, or 26.8%, from the twenty-six weeks ended December 27, 2008 to the twenty-six weeks ended December 26, 2009. The decline was primarily due to the same factors mentioned above.

GROSS PROFIT

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	December 26, 2009	Percent of Net Sales	December 27, 2008	Percent of Net Sales	December 26, 2009	Percent of Net Sales	December 27, 2008	Percent of Net Sales
Direct Marketing	$99,470	51.2%	$113,328	50.5%	$104,292	48.7%	$117,104	47.3%
Stores	28,912	50.9%	28,898	47.7%	38,952	50.1%	39,652	47.4%
Wholesale	2,833	17.9%	4,391	19.2%	4,194	19.5%	6,069	20.7%

Total gross profit	$131,215	49.1%	$146,617	47.6%	$147,438	47.1%	$162,825	45.2%

Gross profit from continuing operations decreased $15,402, or 10.5%, to $131,215 in the thirteen weeks ended December 26, 2009, from $146,617 in the thirteen weeks ended December 27, 2008. Consolidated gross profit as a percentage of consolidated net sales was 49.1% in the thirteen-week period ended December 26, 2009, and 47.6% in the thirteen-week period ended December 27, 2008.

Gross profit from continuing operations decreased $15,387, or 9.5%, to $147,438 in the twenty-six weeks ended December 26, 2009, from $162,825 in the twenty-six weeks ended December 27, 2008. Consolidated gross profit as a percentage of consolidated net sales was 47.1% in the twenty-six week period ended December 26, 2009, and 45.2% in the twenty-six week period ended December 27, 2008.

Direct Marketing

Our Direct Marketing segment gross profit decreased $13,858, or 12.2%, with gross margin improving to 51.2% in the thirteen weeks ended December 26, 2009 from 50.5% in the thirteen weeks ended December 27, 2008. The gross profit decline was primarily due to lower sales volume and higher delivery discounts. The gross margin improvement was primarily due to lower inventory reserves versus last year and the effect of lower overhead costs.

Our Direct Marketing segment gross profit decreased $12,812, or 10.9%, with gross margin improving to 48.7% in the twenty-six weeks ended December 26, 2009 from 47.3% in the twenty-six weeks ended December 27, 2008. The gross profit decline and gross margin improvement were primarily due to the same factors discussed above for the thirteen-week period.

Stores

Our Stores segment gross profit increased $14, or 0.0%, with gross margin improving to 50.9% in the thirteen weeks ended December 26, 2009 from 47.7% in the thirteen weeks ended December 27, 2008. The gross profit and gross margin increases were primarily due to increases in retail pricing, lower overhead costs and lower product costs, with gross profit partially offset by lower traffic and the impact of fewer stores.

Our Stores segment gross profit decreased $700, or 1.8%, with gross margin improving to 50.1% in the twenty-six weeks ended December 26, 2009 from 47.4% in the twenty-six weeks ended December 27, 2008. The gross profit decline was primarily due to lower sales volumes and the impact of having fewer stores. The improvement in gross margin was attributable to the same factors as described above.

Wholesale

Our Wholesale segment gross profit decreased $1,558 or 35.5%, while gross margin declined to 17.9% in the thirteen weeks ended December 26, 2009 from 19.2% in the thirteen weeks ended December 27, 2008. The gross profit decrease was primarily attributable to lower sales volume. The decline in gross margin was primarily due to product mix in the lower sales volume, partially offset by lower overhead costs.

Our Wholesale segment gross profit decreased $1,875 or 30.9%, and gross margin decreased to 19.5% in the twenty-six weeks ended December 26, 2009 from 20.7% in the twenty-six weeks ended December 27, 2008. The decline in gross margin was attributable to the same factors as described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment including these expenses as a percentage of net sales for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	December 26, 2009	Percent of Net Sales	December 27, 2008	Percent of Net Sales	December 26, 2009	Percent of Net Sales	December 27, 2008	Percent of Net Sales

Direct Marketing	$51,112	26.3%	$78,896	35.2%	$68,166	31.8%	$98,758	39.9%
Stores	18,838	33.2%	22,873	37.7%	34,348	44.2%	39,915	47.7%
Wholesale	1,672	10.6%	1,975	8.6%	2,702	12.6%	2,985	10.2%

Total selling, general, and administrative	$71,622	26.8%	$103,744	33.7%	$105,216	33.6%	$141,658	39.3%

Selling, general and administrative expenses from continuing operations decreased $32,122, or 31.0% in the thirteen weeks ended December 26, 2009 from the thirteen weeks ended December 27, 2008. The improvement in selling, general and administrative expenses was primarily due to lower advertising expenses, $13,848 of non-cash impairment charges in the same period last year, lower outside service expenditures and lower payroll costs, partially offset by non-cash impairment charges for stores and the Eugene, Oregon call center closure this year.

Selling, general and administrative expenses from continuing operations decreased $36,442, or 25.7% in the twenty-six weeks ended December 26, 2009 from the twenty-six weeks ended December 27, 2008. The decrease in selling, general and administrative expenses was driven primarily by the factors discussed above.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 26.8% in the thirteen-week period ended December 26, 2009, compared to 33.7% in the thirteen-week period ended December 27, 2008, and 33.6% in the twenty-six-week period ended December 26, 2009, compared to 39.3% in the twenty-six week period ended December 27, 2008.

OTHER (INCOME) EXPENSE

Other (income) expense consists of interest and other non-operating expense (income). The following table summarizes other (income) expense for the periods indicated (dollars in thousands).

	Thirteen weeks ended		Twenty-six weeks ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net interest expense	$4,891	$5,863	$9,587	$11,600
Gain on debt prepayment	—	(12,573)	—	(15,416)
Other (income) expense, net	(346)	(37)	(369)	(23)

Total other (income) expense	$4,545	$(6,747)	$9,218	$(3,839)

During the thirteen weeks ended December 27, 2008, the Company purchased $26,438 in aggregate principal amounts of fixed and floating rate Senior Notes in open-market purchases for $13,259. This debt prepayment resulted in a net gain of $12,573, comprised of a $13,179 discount on the repayment of outstanding principal, partially offset by the write-off of $606 of unamortized deferred financing costs.

During the thirteen weeks ended September 27, 2008, the Company purchased $10,200 of fixed rate senior notes in open market purchases for $7,107. This debt prepayment resulted in a net gain of $2,843, comprised of a $3,093 discount on the repayment of outstanding principal, partially offset by the write-off of $250 of unamortized deferred financing costs.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates from continuing operations for the second quarter of fiscal 2010 and fiscal 2009 were 42.4% and 38.9%, respectively. For the second quarter of fiscal 2010, the difference in the effective rate and the federal statutory rate is primarily due to a valuation allowance adjustment of $9,042, relating to certain deferred tax assets, and state tax obligations of $821.

We routinely review the future realization of tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. As of December 26, 2009, we believe that a valuation allowance adjustment of $9,042 is required to reduce deferred tax assets to an amount that is more likely than not to be realized. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins and operating expenses.

EBITDA

EBITDA is defined as earnings before net interest expense, income taxes, depreciation, and amortization. Our EBITDA from continuing operations for the thirteen-week period ended December 26, 2009 increased $3,830 to $64,837 from $61,007 primarily due to our operating performance.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see “Non-GAAP Financial Measure: EBITDA” below. The following table reconciles EBITDA from continuing operations to net cash provided by operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income from continuing operations, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in thousands).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net income from continuing operations	$31,719	$30,338	$9,995	$14,988
Interest expense, net from continuing operations	4,891	5,863	9,587	11,600
Provision for income taxes from continuing operations	23,329	19,282	23,009	10,018
Depreciation and amortization from continuing operations	4,898	5,524	9,554	10,607

EBITDA from continuing operations	$64,837	$61,007	$52,145	$47,213
Interest expense, net from continuing operations	(4,891)	(5,863)	(9,587)	(11,600)
Provision for income taxes from continuing operations	(23,329)	(19,282)	(23,009)	(10,018)
Amortization of deferred financing costs	593	604	1,186	1,248
Stock option compensation expense	112	119	171	238
Loss on impairment and disposal of fixed assets and other long-lived assets, net	883	13,853	899	13,848
Gain on sale of short-term investments	—	—	—	(64)
Deferred income taxes	3,060	(2,759)	10,375	2,945
Amortization of deferred pension loss	333	29	645	58
Gain on debt repayment	—	(12,573)	—	(15,416)
Changes in operating assets and liabilities from continuing operations	112,885	120,285	61,698	43,540

Net cash provided by operating activities from continuing operations	154,483	155,420	94,523	71,992
Net cash provided by discontinued operations	—	245	—	735

Net cash provided by operating activities	$154,483	$155,665	$94,523	$72,727

In the thirteen-week period ended December 26, 2009, net income and EBITDA from continuing operations included:

•	$225 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$999 in severance and re-organization payroll and benefits;

•	$883 loss on impairment and disposal of fixed assets and other long-lived assets, net;

•	$278 related to store closure expenses and lease termination costs for our Eugene, Oregon call center;

•	$285 gain on legal settlement;

•	$25 gain related to certain income tax reserves; and

•	$110 of state net worth tax adjustments.

In the thirteen-week period ended December 27, 2008, net income and EBITDA from continuing operations included:

•	$617 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$393 of integration expenses related to our acquisitions;

•	$48 loss on disposal of fixed assets;

•	$12,573 net gain on repurchases of long-term debt;

•	$100 of severance and re-organization payroll and benefits;

•	$13,805 of expenses recognized for impaired assets;

•	$5,428 of inventory reserve expenses;

•	$22 gain on certain income tax reserves;

•	$89 of expenses related to land rezoning; and

•	$82 gain on reversal of expense associated with a leased facility identified for closure.

In the twenty-six week period ended December 26, 2009, net income and EBITDA from continuing operations included:

•	$421 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$500 of fees paid to Wasserstein and Highfields under the management agreement;

•	$886 in severance and re-organization payroll and benefit expenses;

•	$89 in approved recruiting and relocation expenses;

•	$899 loss on impairment and disposal of fixed assets and other long-lived assets, net

•	$278 related to store closure expenses and lease termination costs for our Eugene, Oregon call center;

•	$285 gain on legal settlement;

•	$50 gain related certain income tax reserves; and

•	$110 of state net worth tax adjustments.

In the twenty-six week period ended December 27, 2008, net income and EBITDA from continuing operations included:

•	$1,049 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$500 of fees paid to Wasserstein and Highfields under the management agreement;

•	$300 of income associated with a vendor settlement;

•	$487 of integration expenses related to our acquisitions;

•	$87 of expense related to inventory step-up amortization related to our acquisition;

•	$43 loss on disposal of fixed assets;

•	$15,416 net gain on repurchases of long-term debt;

•	$416 of severance and re-organization payroll and benefits;

•	$13,805 of expenses recognized for impaired assets;

•	$5,428 of inventory reserve expenses;

•	$22 gain on certain income tax reserves; and

•	$89 of expenses related to land rezoning.

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

Cash Flows Provided by Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations totaled $94,523 in the twenty-six week period ended December 26, 2009, compared to $71,992 in the twenty-six week period ended December 27, 2008. The increase in cash provided by continuing operations was primarily attributable to improved working capital utilization coupled with higher operating income driven by the factors previously described in “Results of Operations.”

Cash Flows Provided by (Used in) Investing Activities from Continuing Operations

Cash used in investing activities from continuing operations totaled $1,406 for the twenty-six weeks ended December 26, 2009 compared to cash flows provided by investing activities from continuing operations totaled $2,187 in the twenty-six weeks ended December 27, 2008. Investing activities in the first half of fiscal 2010 consisted primarily of capital expenditures. Investing activities in the first half of fiscal 2009 consisted primarily of proceeds on short-term investments, partially offset by cash used for the Cushman’s acquisition and other capital expenditures.

Cash Flows Used in Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations totaled $20,523 for the twenty-six weeks ended December 27, 2008 and were primarily comprised of the repurchases of our Senior Notes.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations totaled $735 for the twenty-six weeks ended December 27, 2008 and was primarily comprised of cash payments made to us for transitional services we provided to the buyers of Jackson & Perkins.

The divested Jackson & Perkins business did not impact our cash flows during the twenty-six weeks ended December 26, 2009.

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

As of December 26, 2009, unused borrowings under the revolving credit facility were $123,989, with borrowings amounting to $0 and $1,011 in outstanding letters of credit. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at December 26, 2009 was $13,876. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations.

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

In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31st an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. As of December 31, 2009, we were in compliance with this covenant. We also are limited to the amount of capital expenditures in each fiscal year, subject to certain adjustments, through the term of the revolving credit facility.

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

At December 31, 2009, we were in compliance with all of our covenants under the Credit Agreement.

Long-term Debt

As of December 26, 2009, Harry and David, our wholly owned subsidiary, has outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012, and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The $58,170 in Senior Floating Rate Notes accrues interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.26% at December 26, 2009. The $140,192 in Senior Fixed Rate Notes accrues interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

The Senior Notes are the senior unsecured obligations of Harry and David and are guaranteed on a senior unsecured basis by us and all of Harry and David’s subsidiaries.

The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, engaging in asset dispositions or acquisitions, making investments, and our and our subsidiaries’ ability to pay dividends and other restricted payments as well as our ability to incur liens and transactions with affiliates. Our ability to comply with these covenants may be affected by events beyond our control, such as those described under “Item 1A. -Risk Factors” in our Annual Report on Form 10-K. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes and lenders under the credit facility could accelerate all amounts outstanding to be immediately due and payable.

At December 26, 2009, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

We expect to finance any future acquisitions using cash, capital stock, debt securities or the assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to fully implement our growth strategy and meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility and/or our attempt to enter into new credit facilities, issue new debt securities or raise additional capital through equity financings. We may not be able to obtain an increase in the amounts available under our revolving credit facility on satisfactory terms, if at all, and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain. We may also incur expenses in pursuing acquisitions that are never consummated.

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

Accordingly, changing economic conditions or deviations from projected demand for products during the fourth calendar quarter can have a materially favorable or adverse impact on our financial position and results for the full year. Because we commit to certain fixed costs in anticipation of expected sales during the holiday selling season in the fourth calendar quarter, if our actual sales during that calendar quarter are lower than anticipated, our results of operations and profitability will be negatively impacted. In addition, our primary growing season occurs during the second and third calendar quarters. Because we must commit to certain fixed costs before we know the results of a particular harvest, lower than expected harvest yields can also negatively impact our sales and profitability.

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

For details regarding recent accounting pronouncements, see “Note 4 – New Accounting Pronouncements and Adoptions” within Part I of this Form 10-Q.

NON-GAAP FINANCIAL MEASURE: EBITDA

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

Interest Rate Risk

Interest on our floating rate notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the principal amount due for our floating rate notes as of December 26, 2009, a 1.0% change in the interest rate on our variable rate debt would result in a $1,832 corresponding effect on our interest expense on an annual basis.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 26, 2009. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 26, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

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

February 4, 2010