Form 10-Q
period 2010-03-27
Harry & David Holdings, Inc.
filed 2010-05-05
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2010
Common stock $0.01 par value	1,033,295

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated (unaudited) Financial Statements	3

	Condensed Consolidated Balance Sheets – as of March 27, 2010, June 27, 2009 and March 28, 2009	3

	Condensed Consolidated Statements of Operations – Thirteen Weeks ended March 27, 2010 and March 28, 2009, and Thirty-nine Weeks ended March 27, 2010 and March 28, 2009	4

	Condensed Consolidated Statements of Cash Flows – Thirty-nine Weeks ended March 27, 2010 and March 28, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	[Removed and Reserved]	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in Thousands, Except Share and Per Share Data)

	March 27, 2010	June 27, 2009	March 28, 2009 (Restated)
	Unaudited		Unaudited
Assets
Current assets
Cash and cash equivalents	$41,602	$15,395	$33,581
Short-term investments	4,995	—	—
Trade accounts receivable, net	2,045	1,466	4,184
Other receivables	1,514	2,062	3,459
Inventories	30,918	44,738	41,366
Deferred catalog expenses	2,690	2,657	4,265
Deferred income taxes	—	5,230	529
Other current assets	6,514	4,862	8,866

Total current assets	90,278	76,410	96,250
Fixed assets, net	131,953	145,477	150,528
Goodwill	12,236	12,236	12,211
Intangibles, net	32,405	33,057	33,418
Deferred financing costs, net	4,196	5,975	6,568
Deferred income taxes	—	1,423	324
Other assets	2,058	2,114	3,403

Total assets	$273,126	$276,692	$302,702

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$8,212	$11,171	$10,299
Accrued payroll and benefits	17,749	14,105	14,437
Deferred revenue	21,183	16,317	22,497
Deferred income taxes	2,488	—	—
Income taxes payable	15,239	13,643	19,360
Accrued interest	1,297	4,485	1,470
Other accrued liabilities	2,337	2,980	3,879
Current portion of capital lease obligation	309	147	642

Total current liabilities	68,814	62,848	72,584
Long-term debt and capital lease obligation	198,362	198,671	198,671
Accrued pension liabilities	24,498	27,364	24,088
Deferred income taxes	1,000	—	—
Other long-term liabilities	9,617	9,591	10,162

Total liabilities	302,291	298,474	305,505

Commitments and contingencies (Note 10)
Stockholders’ deficit
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,033,295 shares at March 27, 2010, June 27, 2009 and March 28, 2009, respectively	10	10	10
Additional paid-in capital	16,576	6,673	6,547
Accumulated other comprehensive loss, net of taxes	(9,084)	(9,795)	(7,992)
Accumulated deficit	(36,667)	(18,670)	(1,368)

Total stockholders’ deficit	(29,165)	(21,782)	(2,803)

Total liabilities and stockholders’ deficit	$273,126	$276,692	$302,702

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in Thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009 (Restated)
Net sales	$66,192	$74,912	$379,488	$435,245
Cost of goods sold	49,138	52,194	214,996	249,702

Gross profit	17,054	22,718	164,492	185,543

Operating expenses:
Selling, general and administrative	52,747	48,548	157,463	189,706
Selling, general and administrative – related party	250	250	750	750

	52,997	48,798	158,213	190,456

Operating income (loss)	(35,943)	(26,080)	6,279	(4,913)

Other (income) expense:
Interest income	(37)	(22)	(54)	(246)
Interest expense	4,689	4,870	14,293	16,694
Gain on debt repurchases	—	—	—	(15,416)
Other (income) expense, net	(47)	(27)	(416)	(50)

	4,605	4,821	13,823	982

Loss from continuing operations before income taxes	(40,548)	(30,901)	(7,544)	(5,895)
Provision (benefit) for income taxes	(12,556)	(12,702)	10,453	(2,684)

Net loss from continuing operations	(27,992)	(18,199)	(17,997)	(3,211)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	22	—	64
Operating income from discontinued operations	—	146	—	485
Provision for income taxes on discontinued operations	—	69	—	215

Net income from discontinued operations	—	99	—	334

Net loss	$(27,992)	$(18,100)	$(17,997)	$(2,877)

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in Thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	March 27, 2010	March 28, 2009 (Restated)
Operating activities
Net loss	$(17,997)	$(2,877)
Less: Net income from discontinued operations	—	334

Net loss from continuing operations	(17,997)	(3,211)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization of fixed assets	13,565	14,388
Amortization of intangible assets	652	1,397
Amortization of deferred financing costs	1,779	1,842
Stock option compensation expense	9,903	356
Loss on impairment and disposal of fixed assets and other long-lived assets, net	915	13,859
Gain on sale of short-term investments	—	(64)
Deferred income taxes	9,818	952
Amortization of deferred pension loss	1,034	1,418
Gain on debt repayment	—	(15,416)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(31)	(2,997)
Inventories	13,820	13,741
Deferred catalog expenses and other assets	(1,629)	969
Accounts payable	(2,959)	(8,838)
Accrued liabilities	364	(5,482)
Income taxes	1,596	(4,250)
Accrued pension liabilities	(2,866)	(2,122)
Deferred revenue	4,866	5,425

Net cash provided by operating activities from continuing operations	32,830	11,967
Net cash provided by operating activities from discontinued operations	—	881

Net cash provided by operating activities	32,830	12,848

Investing activities
Acquisition of fixed assets	(1,541)	(6,005)
Acquisition of business	—	(8,509)
Acquisition of held-to-maturity securities	(4,995)	—
Proceeds from the sale of fixed assets	60	19
Proceeds from the sale of held-to-maturity securities	—	5,000
Proceeds from the sale of available-for-sale securities	—	10,097

Net cash provided by (used in) investing activities from continuing operations	(6,476)	602

Financing activities
Borrowings on revolving debt	85,000	113,000
Repayments of revolving debt	(85,000)	(113,000)
Repayments of capital lease obligation	(147)	(295)
Repurchases of long-term debt	—	(20,366)

Net cash used in financing activities from continuing operations	(147)	(20,661)

Increase/(decrease) in cash and cash equivalents	26,207	(7,211)
Cash and cash equivalents, beginning of period	15,395	40,792

Cash and cash equivalents, end of period	$41,602	$33,581

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

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its wholly-owned subsidiaries. The Condensed Consolidated Balance Sheets as of March 27, 2010 and March 28, 2009, the Condensed Consolidated Statements of Operations for the thirteen-week and the thirty-nine week periods ended March 27, 2010 and March 28, 2009, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended March 27, 2010 and March 28, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements.

For further information, refer to the consolidated financial statements and the notes thereto for the year ended June 27, 2009, which are not included in this report.

In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include those typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week and thirty-nine week periods then ended. Intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet as of June 27, 2009 presented in this Form 10-Q has been derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

During the fourth quarter of fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses to J&P Acquisition Inc. In a separate transaction, the Company sold its land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins. The financial results of the divested Jackson & Perkins businesses and activities related to the sale are included in discontinued operations in the Condensed Consolidated Statement of Operations.

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

The Company’s total comprehensive loss for the thirteen and thirty-nine weeks ended March 27, 2010 of $27,674 and $17,286 respectively, includes adjustments (net of tax) related to unrealized net losses associated with its pension plans of $318 and $711, respectively. The Company’s total comprehensive income for the thirteen and thirty-nine weeks ended March 28, 2009 of $22,592 and $8,041, respectively, includes a $4,492 and $4,434 of adjustments (net of tax) related to unrealized net losses associated with its pension plans.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

NOTE 3—RESTATEMENT

Restatement and correction

During the fourth quarter of fiscal 2009, the Company concluded that the Wolferman’s impairment charge recorded in the second fiscal quarter was calculated incorrectly. The correction impacted the financial statements in the previously filed form 10-Qs for the second and third fiscal quarters of 2009. In this form 10-Q, the adjustments are reflected in goodwill as of March 28, 2009 in the Condensed Consolidated Balance Sheet, selling, general and administrative expenses and the provision for income taxes in the year-to-date period ended March 28, 2009 in the Condensed Consolidated Statement of Operations. While certain captions comprised in cash provided by operating activities were impacted by the correction, total net operating cash flows did not change from what was previously reported. The financial statement line items on the balance sheet and statement of operations have been restated as follows:

Balance sheet restatement

As of March 28, 2009
Unaudited
Goodwill
As previously reported	$11,000
As restated	12,211
Accumulated deficit
As previously reported	$(2,098)
As restated	(1,368)

Statement of operations restatement

Thirty-nine Weeks Ended March 28, 2009
Unaudited
Selling, general and administrative expense
As previously reported	$190,917
As restated	189,706
Provision for income taxes from continuing operations
As previously reported	$(3,165)
As restated	(2,684)
Net loss from continuing operations
As previously reported	$(3,941)
As restated	(3,211)
Net loss
As previously reported	$(3,607)
As restated	(2,877)

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

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets, and is incorporated in ASC Topic 715, which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation for the fiscal year ended June 26, 2010. The Company is currently evaluating the impact of adopting FSP 132(R)-1 on consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) and is incorporated in ASCTopics 275 and 350, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP 142-3 in fiscal year 2010. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP 142-3 did not have a material impact on the condensed consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance required for the interim reporting period ending March 27, 2010 did not impact the Company’s condensed consolidated financial statements and adoption of the guidance required for interim and annual reporting periods after December 15, 2010 is not expected to have an impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which eliminates the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in order to remove potential conflicts with current SEC guidance. The relevant provisions of ASU 2010-09 were effective upon the date of issuance of February 24, 2010, and the Company adopted the amendments accordingly. As the update only pertained to disclosures, ASU 2010-09 had no impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

NOTE 5—BALANCE SHEET INFORMATION

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments accounts receivable, accounts payable, certain accrued liabilities, capital lease obligations and the Senior Floating Rate Notes due March 1, 2012 and Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The estimated carrying value of these instruments (other than the Senior Notes) approximates fair value due to their short-term maturities. The fair values below are based on quoted market prices.

The following table provides the carrying value and fair value of the Company’s Senior Notes:

	March 27, 2010
	Book value	Fair value
Senior floating rate notes	$58,170	$42,464
Senior fixed rate notes	140,192	103,742

Total senior notes	$198,362	$146,206

Inventories

Inventories consist of the following:

	March 27, 2010	June 27, 2009	March 28, 2009
Finished goods	$18,332	$18,056	$22,719
Materials, packaging supplies, and work-in-process	8,954	20,734	14,982
Growing crops	3,632	5,948	3,665

Total	$30,918	$44,738	$41,366

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Fixed assets

Fixed assets consist of the following:

	March 27, 2010	June 27, 2009	March 28, 2009
Land	$19,607	$19,607	$19,607
Land improvements and orchard development costs	30,697	30,692	30,674
Buildings and improvements	58,622	58,517	58,073
Machinery and equipment	67,937	68,176	66,774
Leasehold improvements	9,872	10,611	10,511
Purchased and internally developed software	37,238	36,693	36,216
Capital projects-in-process	567	1,521	4,324

	224,540	225,817	226,179
Accumulated depreciation and amortization	(92,587)	(80,340)	(75,651)

Total	$131,953	$145,477	$150,528

As of March 27, 2010, purchased and internally developed software includes software licenses acquired for $895 financed through an outstanding capital lease agreement. See “Note 7 – Borrowing Arrangements.” Accumulated amortization of purchased and internally developed software costs was $22,723, $18,972 and $17,604 as of March 27, 2010, June 27, 2009 and March 28, 2009, respectively. Amortization of software costs, which include software assets financed through capital leases, were $1,241 and $1,333 for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively, and $3,757 and $3,997 for the thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively.

The Company completed an evaluation of certain underperforming stores and related fixed assets and certain other long-lived assets. At December 26, 2009, as a result of that evaluation, the Company recorded a non-cash impairment charge of $699, all of which was related to fixed assets. A similar evaluation was completed at December 27, 2008, which resulted in an impairment charge of $3,600. The impairment charges were recorded within selling, general and administrative expenses within the condensed consolidated statement of operations. The impairment amounts were calculated by comparing the applicable stores net assets to fair value, which was based on a discounted cash flow model.

In the thirty-nine week period ended March 27,2010, the Company negotiated lease buy-outs for two of its stores and recognized $220 of termination costs, of which $120 remained unpaid as of March 27, 2010. In December 2009, the Company exercised its termination option related to its Eugene, Oregon call center lease and accrued the contractual amounts due of $78, all of which was paid as of March 27, 2010. As a result of the lease termination, fixed assets were reviewed for impairment and a charge of $231 was recorded in the thirteen weeks ended December 26, 2009.

Intangibles

Goodwill and intangible assets with indefinite lives are tested for impairment annually. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company’s goodwill is related to both its Wolferman’s reporting unit (included in the Company’s Direct Marketing segment,) and its Cushman’s reporting units (included in both the Company’s Direct Marketing and Wholesale segments). The Company tests goodwill and other intangible assets for impairment on an interim basis should factors or indicators become apparent that would require an impairment test. Historically, the annual impairment testing has occurred during the fourth quarter of each fiscal year for the reporting units and indefinite-lived intangibles.

In the third fiscal quarter of 2010, due to unfavorable revenue and operating income results compared to expectations attributable to the Cushman’s® brand, an interim impairment test was performed specific to the Cushman’s goodwill and trade name. The interim test did not result in an impairment charge related to either the Cushman’s goodwill or its trade name. There was no indication of impairment to warrant interim testing for the Harry and David trade name, nor for the goodwill and intangibles related to its Wolferman’s® brand.

In the second quarter of fiscal 2009, the retail industry had declined at a rate that exceeded the Company’s forecasted expectations and negatively impacted the Company’s operating results for the third quarter of fiscal 2009 and the future outlook on the industry. Management believed the decline in the overall industry, the resulting decline in the Company’s operating results from plan, and downward revisions to financial forecasts to be factors that required the Company to perform an interim impairment test. As a result, in connection with the preparation of its second quarter of fiscal 2009 financial statements, the Company performed an interim impairment test on its goodwill, indefinite-lived and other intangible balances.

The estimated fair value of each of the reporting units included consideration of the impact of the previously noted trends in the business and industry in fiscal 2009, primarily the decline in sales caused by the adverse economic climate. Using a discounted cash flows model, the Harry and David trade name, Wolferman’s customer list and the goodwill and related intangibles associated with the Cushman’s acquisition were tested and no impairment was indicated as of December 27, 2008. Based on the testing the Company

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

concluded that the fair values of the Wolferman’s goodwill, recipe and trade name were less than their related book values, using a discounted cash flows model. As a result, the Company has recorded an impairment charge of $10,205 ($686 related to goodwill and $9,519 related to the recipe and trade name) in the second quarter within selling, general and administrative expenses within the fiscal 2009 condensed consolidated statement of operations.

Amortization expense was $211 and $465 for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively, and $652 and $1,397 for the thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively, and is included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The following is a summary of intangible assets:

	March 27, 2010			June 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names, trademarks and recipe	$32,139	$—	$32,139	$32,139	$—	$32,139
Goodwill	12,236	—	12,236	12,236	—	12,236
Direct marketing customer and rental lists	9,249	(9,060)	189	9,249	(8,467)	782
Favorable lease agreements	1,676	(1,599)	77	1,676	(1,540)	136

	$55,300	$(10,659)	$44,641	$55,300	$(10,007)	$45,293

The estimated amortization expense for each of the next three fiscal years is as follows:

Fiscal Period:	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remaining 2010	9	17	26
2011	142	39	181
2012	38	21	59

Total	$189	$77	$266

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

NOTE 6—INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates from continuing operations for the third quarter of fiscal 2010 and fiscal 2009 were 31.0% and 41.1%, respectively. For the third quarter of fiscal 2010, the difference in the effective rate and the federal statutory rate is primarily due to a valuation allowance adjustment expense of $4,113, relating to certain deferred tax assets, and state tax benefits of $1,541.

The Company routinely reviews the future realization of deferred tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. As of March 27, 2010, the Company believes that a valuation allowance of $13,155 is required to reduce deferred tax assets to an amount that is more likely than not to be realized. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins and operating expenses.

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

In connection with this facility and related amendments, the Company had remaining deferred financing costs of $1,240 and $2,172 as of March 27, 2010 and June 27, 2009, respectively.

As of March 27, 2010, unused borrowings under the revolving credit facility were $123,989, reflecting no borrowings, and $1,011 in outstanding letters of credit. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at March 27, 2010 was $174. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations.

The terms of the Credit Agreement include customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to comply with certain covenants, which primarily include a minimum cash balance and limits to capital expenditures.

Long-Term Debt

As of March 27, 2010, the Company’s wholly-owned subsidiary, Harry and David, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012 and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). These amounts reflect amounts repurchased by the Company on the open-market in fiscal 2008 and fiscal 2009. For further details on the repurchases during the thirteen weeks and thirty-nine weeks ended March 28, 2009, see “Long-Term Debt Repurchases” below.

The floating rate Senior Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.25% and 5.67% at March 27, 2010 and June 27, 2009, respectively. The fixed rate Senior Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December.

The deferred financing fees incurred in connection with the note offering and related exchange have been recorded as deferred financing costs within long-term assets. The remaining costs are amortized over the remaining life of the associated Senior Notes and as of March 27, 2010 and June 27, 2009, $2,956 and $3,803, respectively, remained on the balance sheet for all associated fees related to the Senior Notes. As noted below under “Long-Term Debt Repurchases,” the Senior Notes’ deferred financing costs are subject to write-off on a pro-rata basis due to early repurchase or repayment of the Senior Notes.

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

Long-Term Debt Repurchases

During the thirty-nine weeks ended March 28, 2009, the Company purchased $36,638 in aggregate principal amounts of fixed and floating rate Senior Notes in open-market purchases for $20,366. This debt prepayment resulted in a net gain of $15,416, comprised of a $16,272 discount on the repayment of outstanding principal, partially offset by the write-off of $856 of unamortized deferred financing costs.

Amortization of Deferred Financing Costs

Total amortization expense on deferred financing costs was $593 and $594 for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively, and $1,779 and $1,842 for the thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively, and is included within interest expense in the accompanying Condensed Consolidated Statements of Operations.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Capital lease obligation

As of March 27, 2010, the Company had a $309 capital lease obligation representing amounts outstanding to acquire certain software licenses. The current portion of the Company’s capital lease obligation is $309. The interest rate on the obligation is 5.99%, with principal and interest payments due biannually.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

NOTE 8—STOCK OPTION PLAN

The Company accounts for stock-based compensation using the fair-value method. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses certain assumptions for use in the model. The expected volatility assumption is based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term assumption is either the final vesting date or a period derived from the time between the date of final vesting and the expiration of the option, depending on the vesting provisions of the underlying grant. The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used for the award granted during the thirteen and thirty-nine weeks ended March 27, 2010 are as follows:

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
Expected volatility	73.1%	72.3%
Expected dividends	$—	$—
Expected term	3.0	3.0
Risk-free rate	1.3%	1.3%

A summary of option activity for the thirty-nine weeks ended March 27, 2010 is presented below:

Options	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 27, 2009	59,568	$113.92	6.2 years
Granted	222,136	231.52	—
Exercised	—	—	—
Forfeited	(19,103)	104.06	—

Outstanding at March 27, 2010	262,601	$214.12	9.2 years

Exercisable at March 27, 2010	223,043	$224.94	9.1 years

The total grant date fair value of all options outstanding at March 27, 2010 was $12,594.

A summary of the status of the Company’s nonvested option shares as of March 27, 2010, and activity during the thirty-nine weeks ended March 27, 2010, is presented below:

Nonvested Option Shares	Option Shares	Weighted-Average Grant-Date Fair Value of Options
Nonvested at June 27, 2009	6,239	$13.42
Granted options	222,136	$52.26
Vested	(187,593)	$50.47
Forfeited	(1,224)	$21.38

Outstanding at March 27, 2010	39,558	$55.62

For the thirteen and thirty-nine week periods ended March 27, 2010, the Company recognized stock compensation expense of $9,732 and $9,903, respectively. The total tax benefit recognized for these periods was $3,785 and $3,851, respectively. For the thirteen and thirty-nine week periods ended March 28, 2009, the Company recognized stock compensation expense of $118 and $356, respectively. The Company amortizes the estimated fair value over the vesting period. In February 2010 the Company granted 185,636 fully vested stock options to its new Chief Executive Officer. As of March 27, 2010, there remained a total of $1,863 of total unrecognized pretax compensation cost related to nonvested share-based compensation arrangements granted under the Plan which will be recognized over a remaining weighted-average period of 2.2 years. In prior years, generally, the Company utilized an assumption of a ten percent forfeiture rate when arriving at the amount of stock compensation expense recognized. However, in the current year, the Company has utilized a rate of 0%, as the options have been granted to few individuals with relatively short or immediate vesting.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

NOTE 9—BENEFIT PROGRAMS

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Interest cost	$657	$693	$1,979	$2,200
Expected return on plan assets	(235)	(467)	(704)	(1,646)
Amortization of deferred actuarial losses	313	125	938	221

Net periodic pension expense	735	351	2,213	775
Settlement Expenses	414	1,196	414	1,196

Net periodic pension expense with settlement expenses	$1,149	$1,547	$2,627	$1,971

The Company contributed $2,791 and $688 during the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively, and $3,808 and $2,677 during the thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively, to its defined benefit pension plans.

The Company’s qualified and unqualified defined benefit plans were frozen effective June 30, 2007. The Company has a continuing obligation to fund these plans and will continue to recognize net periodic pension expense.

During the thirteen weeks ended March 27, 2010, the Company accrued total charges of $4,789 related to estimated severance related benefits associated with elimination of certain full-time positions across the company as well as the termination of certain other employees and executives. No cash payments were made relating to this accrual during the thirteen weeks ended March 27, 2010.

The following table shows the Company’s severance related activities in fiscal 2010:

Beginning balance as of June 27, 2009	$1,819
Accruals for severance related benefits	6,156
Payments of benefits	(2,055)
Adjustments/reversals	(350)

Ending balance as of March 27, 2010	$5,570

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

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Minimum rent expense	$4,762	$5,400	$17,797	$19,416
Contingent rent expense	102	47	187	160

Total rent expense	$4,864	$5,447	$17,984	$19,576

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

The award is 100% vested, representing $6,034, which also reflects forfeitures. In each case, vesting occurred as long as the award recipient was an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless by June 17, 2011: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of March 27, 2010, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program.

NOTE 11—RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During both the thirteen weeks ended March 27, 2010 and March 28, 2009 the Company paid $250 and during both the thirty-nine weeks ended March 27, 2010 and March 28, 2009, the Company paid $750 in such management fees to Wasserstein and Highfields in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

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

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry and David®, Wolferman’s® and Cushman’s® brands by marketing through catalogs, the Internet, business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Stores segment generates net sales of Harry and David®, Wolferman’s®, and Cushman’s® brand merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of March 27, 2010, the Company operated 126 Harry and David stores and two Cushman’s seasonal stores and sold selected store products through its direct marketing channel. The Wholesale segment generates net sales by selling Harry and David® brand, Wolferman’s® brand and Cushman’s® brand wholesale products to national retailers as well as commercial sales of surplus non-gift quality fruit grown in the Company’s orchards

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

surrounding Medford, Oregon. Business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions are grouped in the “Other” segment.

In order to conform to current year segment presentation, certain reclassifications and adjustments have been made to the prior year. The Company reclassified certain activities related to Cushman’s from the Stores segment to the Wholesale segment. In the thirteen and thirty-nine week periods ended March 28, 2009, the revenue reclassification resulted in Wholesale revenue increasing by $949 and $1,421, respectively, and Stores revenue decreasing by $949 and $1,421, respectively. In addition to these reclassifications, certain adjustments have been made to the prior year for the restatement of Wolferman’s goodwill impairment in the Direct Marketing segment. The restatement impacted goodwill as of March 28, 2009 and selling, general and administrative expenses and the provision for income taxes in the year-to-date period ended March 28, 2009 (see “Note 3-Restatement” for further information).

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Net intersegment sales were $11,687 and $13,137 for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively and $45,144 and $52,083 for the thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities.

Dollars in thousands	Direct Marketing	Stores	Wholesale	Other	Total Continuing Operations
Thirteen weeks ended March 27, 2010
Net external sales	$41,585	$18,452	$6,155	$—	$66,192
Depreciation and amortization expense	205	668	6	3,784	4,663
Operating loss from continuing operations	(27,058)	(7,974)	(906)	(5)	(35,943)
Net interest expense (income) from continuing operations	2	—	—	4,650	4,652
Loss from continuing operations, before income taxes	(27,040)	(7,971)	(905)	(4,632)	(40,548)
Capital expenditures	4	55	—	30	89
Total assets	52,795	23,128	3,562	193,641	273,126
Thirteen weeks ended March 28, 2009
Net external sales	$47,770	$19,935	$7,207	$—	$74,912
Depreciation and amortization expense	460	685	—	4,033	5,178
Operating loss from continuing operations	(17,611)	(8,204)	(265)	—	(26,080)
Net interest expense (income) from continuing operations	—	—	—	4,848	4,848
Loss from continuing operations, before income taxes	(17,657)	(8,204)	(266)	(4,774)	(30,901)
Capital expenditures	—	31	—	1,557	1,588
Total assets	51,272	28,810	11,976	210,644	302,702
Thirty-nine weeks ended March 27, 2010
Net external sales	$255,723	$96,149	$27,616	$—	$379,488
Depreciation and amortization expense	625	2,178	6	11,408	14,217
Operating income (loss) from continuing operations	9,068	(3,370)	586	(5)	6,279
Net interest expense (income) from continuing operations	2	—	—	14,237	14,239
Income (loss) from continuing operations, before income taxes	9,367	(3,338)	595	(14,168)	(7,544)
Capital expenditures	18	351	—	1,172	1,541
Total assets	52,795	23,128	3,562	193,641	273,126
Thirty-nine weeks ended March 28, 2009 (As Restated)
Net external sales	$295,090	$103,627	$36,528	$—	$435,245
Depreciation and amortization expense	1,370	2,504	—	11,911	15,785
Operating income (loss) from continuing operations	735	(8,467)	2,819	—	(4,913)
Net interest expense (income) from continuing operations	—	(7)	—	16,455	16,448
Income (loss) from continuing operations, before income taxes	13,845	(6,742)	3,357	(16,355)	(5,895)
Capital expenditures	239	563	—	5,203	6,005
Total assets	51,272	28,810	11,976	210,644	302,702

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s wholly-owned subsidiary, Harry and David, has outstanding $58,170 of Senior Floating Rate Notes due 2012 and $140,192 of Senior Fixed Rate Notes due 2013. The following consolidating financial information presents, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of March 27, 2010, and June 27, 2009, and for the thirteen and thirty-nine weeks ended March 27, 2010 and March 28, 2009, respectively. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by Harry and David and between the guarantors. Certain adjustments have been made to the prior year for the restatement of Wolferman’s goodwill impairment. The restatement impacted goodwill as of March 28, 2009 and selling, general and administrative expenses and the provision for income taxes in the year-to-date period ended March 28, 2009. For further information see “Note 3-Restatement.”

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of March 27, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$51	$41,551	$—	$—	$41,602
Short-term investment	—	—	4,995	—	4,995
Trade accounts receivable, net	—	1,946	99	—	2,045
Other receivables	—	519	995	—	1,514
Inventories	—	17,708	13,210	—	30,918
Deferred catalog expenses	—	2,690	—	—	2,690
Other current assets	17	3,207	3,290		6,514

Total current assets	68	67,621	22,589	—	90,278
Fixed assets, net	—	6,632	125,321	—	131,953
Goodwill	—	12,236	—	—	12,236
Intangibles, net	—	32,405	—	—	32,405
Investment in subsidiaries	143,782	(82,594)	—	(61,188)	—
Deferred financing costs, net	—	4,196	—	—	4,196
Other assets	1,960	34	64	—	2,058

Total assets	$145,810	$40,530	$147,974	$(61,188)	$273,126

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$5,088	$3,124	$—	$8,212
Accrued payroll and benefits	—	8,952	8,797	—	17,749
Income taxes payable	15,342	(94)	(9)	—	15,239
Deferred revenue	—	21,183	—	—	21,183
Deferred income taxes	2,488	—	—	—	2,488
Accrued interest	—	1,297	—	—	1,297
Other accrued liabilities	10	1,432	895	—	2,337
Current portion of capital lease obligations	—	309	—	—	309

Total current liabilities	17,840	38,167	12,807	—	68,814
Long-term debt	—	198,362	—	—	198,362
Accrued pension liability	—	—	24,498	—	24,498
Deferred income taxes	1,000	—	—	—	1,000
Other long-term liabilities	3,880	3,757	1,980	—	9,617
Intercompany debt	152,255	(343,538)	191,283	—	—

Total liabilities	174,975	(103,252)	230,568	—	302,291

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	16,576	232,518	53,785	(286,303)	16,576
Accumulated other comprehensive loss, net of tax	(9,084)	—	(12,488)	12,488	(9,084)
Accumulated deficit	(36,667)	(88,737)	(123,891)	212,628	(36,667)

Total stockholders’ equity (deficit)	(29,165)	143,782	(82,594)	(61,188)	(29,165)

Total liabilities and stockholders’ equity (deficit)	$145,810	$40,530	$147,974	$(61,188)	$273,126

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

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 27, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$66,252	$11,627	$(11,687)	$66,192
Cost of goods sold	—	49,200	11,625	(11,687)	49,138

Gross profit	—	17,052	2	—	17,054
Selling, general and administrative	5	52,990	2	—	52,997

Operating loss	(5)	(35,938)	—	—	(35,943)

Other (income) expense:
Interest income	(1)	—	(36)	—	(37)
Interest expense	2	4,679	8	—	4,689
Other (income) expense, net	(23)	(23)	(1)	—	(47)
Equity in earnings of consolidated subsidiaries	40,565	(29)	—	(40,536)	—

Total other (income) expense	40,543	4,627	(29)	(40,536)	4,605

Income (loss) from continuing operations before income taxes	(40,548)	(40,565)	29	40,536	(40,548)
Benefit for income taxes	(12,556)	—	—	—	(12,556)

Net income (loss)	$(27,992)	$(40,565)	$29	$40,536	$(27,992)

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

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Thirty-nine Weeks Ended March 27, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$380,211	$44,421	$(45,144)	$379,488
Cost of goods sold	—	215,711	44,429	(45,144)	214,996

Gross profit	—	164,500	(8)	—	164,492
Selling, general and administrative	5	158,216	(8)	—	158,213

Operating income (loss)	(5)	6,284	—	—	6,279

Other (income) expense:
Interest income	(12)	—	(42)	—	(54)
Interest expense	2	14,275	16	—	14,293
Other (income) expense, net	(73)	(342)	(1)	—	(416)
Equity in earnings of consolidated subsidiaries	7,622	(27)	—	(7,595)	—

Total other (income) expense	7,539	13,906	(27)	(7,595)	13,823

Income (loss) from continuing operations before income taxes	(7,544)	(7,622)	27	7,595	(7,544)
Provision for income taxes	10,453	—	—	—	10,453

Net income (loss)	$(17,997)	$(7,622)	$27	$7,595	$(17,997)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Operations

For the Thirty-nine Weeks Ended March 28, 2009 (Restated)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$436,275	$51,053	$(52,083)	$435,245
Cost of goods sold	—	250,768	51,017	(52,083)	249,702

Gross profit	—	185,507	36	—	185,543
Selling, general and administrative	—	190,468	(12)	—	190,456

Operating income (loss)	—	(4,961)	48	—	(4,913)

Other (income) expense:
Interest income	—	—	(246)	—	(246)
Interest expense	—	16,584	110	—	16,694
Other (income) expense, net	(48)	(2)	—	—	(50)
Gain on debt repurchases	—	(15,416)	—	—	(15,416)
Equity in earnings of consolidated subsidiaries	5,394	(619)	—	(4,775)	—

Total other (income) expense	5,346	547	(136)	(4,775)	982

Income (loss) from continuing operations before income taxes	(5,346)	(5,508)	184	4,775	(5,895)
Benefit for income taxes	(2,684)	—	—	—	(2,684)

Net income (loss) from continuing operations	(2,662)	(5,508)	184	4,775	(3,211)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	64	—	64
Operating income from discontinued operations	—	114	371	—	485
Provision for income taxes on discontinued operations	215	—	—	—	215

Net income (loss) from discontinued operations	(215)	114	435	—	334

Net income (loss)	$(2,877)	$(5,394)	$619	$4,775	$(2,877)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Thirty-nine Weeks Ended March 27, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided (used in) by operating activities	$10,995	$(1,478)	$23,313	$—	$32,830

Investing activities
Acquisition of fixed assets	—	(369)	(1,172)	—	(1,541)
Acquisition of held-to-maturity securities	—	—	(4,995)	—	(4,995)
Proceeds from the sale of fixed assets	—	—	60	—	60

Net cash used in investing activities		(369)	(6,107)		(6,476)

Financing activities
Borrowings of revolving debt	—	85,000	—	—	85,000
Repayments of revolving debt	—	(85,000)	—	—	(85,000)
Repayment of capital lease	—	(147)	—	—	(147)
Net (payments) receipts on intercompany debt	(10,995)	28,201	(17,206)	—	—

Net cash provided by (used in) financing activities	(10,995)	28,054	(17,206)	—	(147)

Increase in cash and cash equivalents	—	26,207	—	—	26,207
Cash and cash equivalents, beginning of period	51	15,344	—	—	15,395

Cash and cash equivalents, end of period	$51	$41,551	$—	$—	$41,602

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in Thousands)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the Thirty-nine Weeks Ended March 28, 2009 (Restated)

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(810)	$(10,911)	$24,569	$—	$12,848

Investing activities
Acquisition of fixed assets	—	(579)	(5,426)	—	(6,005)
Acquisition of business	—	(8,509)	—	—	(8,509)
Proceeds from the sale of fixed assets	—	—	19	—	19
Proceeds from the sale of held-to-maturity securities	—	—	5,000	—	5,000
Proceeds from the sale of available-for-sale securities	—	—	10,097	—	10,097

Net cash provided by (used in) investing activities	—	(9,088)	9,690	—	602

Financing activities
Borrowings of revolving debt	—	113,000	—	—	113,000
Repayments of revolving debt	—	(113,000)	—	—	(113,000)
Repayments of capital lease obligations	—	(295)	—	—	(295)
Repurchases of long-term debt	—	(20,366)	—	—	(20,366)
Net (payments) receipts on intercompany debt	(709)	44,787	(44,078)	—	—

Net cash provided by (used in) financing activities	(709)	24,126	(44,078)	—	(20,661)

Increase (decrease) in cash and cash equivalents	(1,519)	4,127	(9,819)	—	(7,211)
Cash and cash equivalents, beginning of period	1,570	9,723	29,499	—	40,792

Cash and cash equivalents, end of period	$51	$13,850	$19,680	$—	$33,581

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Risk factors that may affect our results include risks relating to market demand for the our products, the seasonality of our business, production capabilities, relationships with customers and suppliers, implementation of the our business and marketing strategies, competition, fluctuations in energy and other commodity costs, financial leverage, postal rate increases, loss of key management, disruptions in IT, increase in labor costs and the availability of a seasonal workforce and changes in federal and state tax laws, potential effect of extreme weather and pests on crops, government regulation by the FDA and USDA, protection of intellectual property, compliance with environmental regulations and natural disasters, terrorism and acts of war, as well as the other risks included in the Risk Factors set forth in Item 1A of Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

You should keep in mind that any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Form 10-Q or elsewhere might not occur.

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

In order to conform to the current year presentation, certain reclassifications and adjustments have been made to the prior year. We also reclassified certain activities related to Cushman’s from the “Direct Marketing” and “Stores” segments to the “Wholesale” segment. In addition, certain adjustments have been made to the prior year for the restatement of Wolferman’s goodwill impairment in the “Direct Marketing” segment. The restatement impacted goodwill as of March 28, 2009 and selling, general and administrative expenses and the provision for income taxes in the year-to-date period ended March 28, 2009 (see “Note 3-Restatement” within Item 1 of Part I of this Form 10-Q for further information).

RESULTS OF OPERATIONS

NET SALES

The following table summarizes our net sales from continuing operations and net sales by reportable business segment for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 27, 2010	Percent of Total	March 28, 2009	Percent of Total	March 27, 2010	Percent of Total	March 28, 2009	Percent of Total
Direct Marketing	$41,585	62.8%	$47,770	63.8%	$255,723	67.4%	$295,090	67.8%
Stores	18,452	27.9%	19,935	26.6%	96,149	25.3%	103,627	23.8%
Wholesale	6,155	9.3%	7,207	9.6%	27,616	7.3%	36,528	8.4%

Total net sales	$66,192	100.0%	$74,912	100.0%	$379,488	100.0%	$435,245	100.0%

Net sales from continuing operations of $66,192 for the thirteen weeks ended March 27, 2010, decreased $8,720, or 11.6%, from the thirteen weeks ended March 28, 2009. The decline in net sales was driven by lower sales volumes in the Harry & David and Cushman’s Direct Marketing divisions, Stores, and the Wholesale segments, partially offset by an increase in Wolferman’s Direct Marketing brand sales.

Net sales from continuing operations of $379,488 for the thirty-nine weeks ended March 27, 2010, decreased $55,757, or 12.8%, from the thirty-nine weeks ended March 28, 2009. The decline was attributable to the lower average order size due to higher markdowns and discounts in our second quarter of fiscal 2010.

Direct Marketing

Net sales in our Direct Marketing segment decreased $6,185, or 12.9%, from the thirteen weeks ended March 28, 2009 to the thirteen weeks ended March 27, 2010. The decline was primarily driven by lower sales volumes.

Net sales in our Direct Marketing segment decreased $39,367, or 13.3%, from the thirty-nine weeks ended March 28, 2009 to the thirty-nine weeks ended March 27, 2010. The decline was driven by lower average order size resulting from lower advertised retails and increased delivery discounts on higher unit volume.

Stores

Our Stores segment net sales decreased $1,483, representing a 7.4% decline in total sales and a comparable stores sales decline of 0.3%, or approximately $55, from the thirteen weeks ended March 28, 2009 to the thirteen weeks ended March 27, 2010. The decrease was driven by a combination of lower traffic in existing stores, fewer stores, and lower conversion, partially offset by higher retail prices.

Our Stores segment net sales decreased $7,478, representing a 7.2% decline in total sales and a decline of 3.8% or approximately $3,744, on a comparable store basis, from the thirty-nine weeks ended March 28, 2009 to the thirty-nine weeks ended March 27, 2010. The decrease was attributable to the same factors above for the thirteen-week period.

As of March 27, 2010, we had 126 stores in operation compared to 141 stores in operation during the same quarter last fiscal year. Not included in the store counts above are two seasonal Cushman’s stores, and three temporary stores that were tested in the same period last season.

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

Wholesale

Our Wholesale segment net sales declined $1,052, or 14.6%, from the thirteen weeks ended March 28, 2009 to the thirteen weeks ended March 27, 2010. The decline was primarily due to lower sales volumes in all three of our brands.

Our Wholesale segment net sales declined $8,912, or 24.4%, from the thirty-nine weeks ended March 28, 2009 to the thirty-nine weeks ended March 27, 2010. The decline was primarily due to a decision not to renew holiday sales to a major wholesale customer.

GROSS PROFIT

The following table summarizes our gross profit from continuing operations, gross profit by reportable business segment, and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 27, 2010	Percent of Net Sales	March 28, 2009	Percent of Net Sales	March 27, 2010	Percent of Net Sales	March 28, 2009	Percent of Net Sales
Direct Marketing	$8,137	19.6%	$13,416	28.1%	$112,429	44.0%	$130,520	44.2%
Stores	7,885	42.7%	8,045	40.4%	46,837	48.7%	47,697	46.0%
Wholesale	1,032	16.8%	1,257	17.4%	5,226	18.9%	7,326	20.1%

Total gross profit	$17,054	25.8%	$22,718	30.3%	$164,492	43.3%	$185,543	42.6%

Gross profit from continuing operations decreased $5,664, or 24.9%, to $17,054 in the thirteen weeks ended March 27, 2010, from $22,718 in the thirteen weeks ended March 28, 2009. Consolidated gross profit as a percentage of consolidated net sales was 25.8% in the thirteen-week period ended March 27, 2010, and 30.3% in the thirteen-week period ended March 28, 2009.

Gross profit from continuing operations decreased $21,051, or 11.3%, to $164,492 in the thirty-nine weeks ended March 27, 2010, from $185,543 in the thirty-nine weeks ended March 28, 2009. Consolidated gross profit as a percentage of consolidated net sales was 43.3% in the thirty-nine week period ended March 27, 2010, and 42.6% in the thirty-nine week period ended March 28, 2009.

Direct Marketing

Our Direct Marketing segment gross profit decreased $5,279, or 39.3%, with gross margin declining to 19.6% in the thirteen weeks ended March 27, 2010 from 28.1% in the thirteen weeks ended March 28, 2009. The gross profit and gross margin decreases were primarily due to lower sales volumes, higher delivery unit costs, and higher inventory write-offs, partially offset by the effect of lower overhead costs.

Our Direct Marketing segment gross profit decreased $18,091, or 13.9%, with gross margin slightly declining to 44.0% in the thirty-nine weeks ended March 27, 2010 from 44.2% in the thirty-nine weeks ended March 28, 2009. The gross profit and gross margin decreases were primarily due to lower sales volumes, and higher delivery discounts, partially offset by lower inventory reserves last fiscal year and the effect of lower overhead costs.

Stores

Our Stores segment gross profit decreased $160, or 2.0%, with gross margin improving to 42.7% in the thirteen weeks ended March 27, 2010 from 40.4% in the thirteen weeks ended March 28, 2009. The gross profit decline was primarily due to having fewer stores as compared to the same period last year. The improvement in gross margin was attributable to lower product costs and lower markdowns as well as lower overhead costs.

Our Stores segment gross profit decreased $860, or 1.8%, with gross margin improving to 48.7% in the thirty-nine weeks ended March 27, 2010 from 46.0% in the thirty-nine weeks ended March 28, 2009. The gross profit decline was primarily due to fewer stores. The improvement in gross margin was attributable to the same factors as discussed above.

Wholesale

Our Wholesale segment gross profit decreased $225 or 17.9%, while gross margin declined to 16.8% in the thirteen weeks ended March 27, 2010 from 17.4% in the thirteen weeks ended March 27, 2010. The gross profit decrease was primarily attributable to lower sales volume. The decline in gross margin was primarily due to product mix and lower sales volume, partially offset by lower overhead costs.

Our Wholesale segment gross profit decreased $2,100 or 28.7%, and gross margin decreased to 18.9% in the thirty-nine weeks ended March 27, 2010 from 20.1% in the thirty-nine weeks ended March 28, 2009. The decline in gross profit and gross margin was attributable to the same factors described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment including these expenses as a percentage of net sales for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 27, 2010	Percent of Net Sales	March 28, 2009	Percent of Net Sales	March 27, 2010	Percent of Net Sales	March 28, 2009	Percent of Net Sales
Direct Marketing	$35,200	84.6%	$31,028	65.0%	$103,366	40.4%	$129,786	44.0%
Stores	15,859	85.9%	16,247	81.5%	50,207	52.2%	56,162	54.2%
Wholesale	1,938	31.5%	1,523	21.1%	4,640	16.8%	4,508	12.3%

Total selling, general, and administrative	$52,997	80.1%	$48,798	65.1%	$158,213	41.7%	$190,456	43.8%

Selling, general and administrative expenses from continuing operations increased $4,199, or 8.6%, in the thirteen weeks ended March 27, 2010 from the thirteen weeks ended March 28, 2009. The increase in selling, general and administrative expenses was primarily due to $9,732 in non-cash stock option expense, and higher severance expense, partially offset by lower advertising, payroll, and lease expenses.

Selling, general and administrative expenses from continuing operations decreased $32,243, or 16.9%, in the thirty-nine weeks ended March 27, 2010 from the thirty-nine weeks ended March 28, 2009. The decrease in selling, general and administrative expenses was driven primarily by lower advertising, payroll and leases expenses with an additional decline of $13,848 primarily attributable to non-cash impairment charges in the second quarter of fiscal 2009 offset by increased stock option expenses and severance costs.

OTHER (INCOME) EXPENSE

Other (income) expense consists of interest and other non-operating expense (income). The following table summarizes other (income) expense for the periods indicated (dollars in thousands).

	Thirteen weeks ended		Thirty-nine weeks ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Net interest expense	$4,652	$4,848	$14,239	$16,448
Gain on debt prepayment	—	—	—	(15,416)
Other (income) expense, net	(47)	(27)	(416)	(50)

Total other expense	$4,605	$4,821	$13,823	$982

During the thirty-nine weeks ended March 28, 2009, the Company purchased $36,638 in aggregate principal amounts of fixed and floating rate Senior Notes in open-market purchases for $20,366. This debt prepayment resulted in a net gain of $15,416, comprised of a $16,272 discount on the repayment of outstanding principal, partially offset by the write-off of $856 of unamortized deferred financing costs.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates from continuing operations for the third quarter of fiscal 2010 and fiscal 2009 were 31.0% and 41.1%, respectively. For the third quarter of fiscal 2010, the difference in the effective rate and the federal statutory rate is primarily due to a valuation allowance adjustment expense of $4,113, relating to certain deferred tax assets, and state tax benefits of $1,541.

We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. As of March 27, 2010, we believe that a valuation allowance of $13,155 is required to reduce deferred tax assets to an amount that is more likely than not to be realized. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins and operating expenses.

EBITDA

EBITDA is defined as earnings before net interest expense, income taxes, depreciation, and amortization. Our EBITDA from continuing operations for the thirteen-week and thirty-nine week periods ended March 27, 2010 decreased $10,358 and $5,426, respectively, primarily due to the increase in the operating loss as a result of the factors discussed above.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations and a reconciliation of EBITDA to the most comparable GAAP measure, see “Non-GAAP Financial Measure: EBITDA” below. The following table reconciles EBITDA from continuing operations to net cash provided by (used in) operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net loss from continuing operations, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Net loss from continuing operations	$(27,992)	$(18,199)	$(17,997)	$(3,211)
Interest expense, net from continuing operations	4,652	4,848	14,239	16,448
Provision (benefit) for income taxes from continuing operations	(12,556)	(12,702)	10,453	(2,684)
Depreciation and amortization from continuing operations	4,663	5,178	14,217	15,785

EBITDA from continuing operations	$(31,233)	$(20,875)	$20,912	$26,338
Interest expense, net from continuing operations	(4,652)	(4,848)	(14,239)	(16,448)
Provision for income taxes from continuing operations	12,556	12,702	(10,453)	2,684
Amortization of deferred financing costs	593	594	1,779	1,842
Stock option compensation expense	9,732	118	9,903	356
Loss on impairment and disposal of fixed assets and other long-lived assets, net	16	11	915	13,859
Gain on sale of short-term investments	—	—	—	(64)
Deferred income taxes	(557)	(1,993)	9,818	952
Amortization of deferred pension loss	389	1,360	1,034	1,418
Gain on debt repayment	—	—	—	(15,416)
Changes in operating assets and liabilities from continuing operations	(48,537)	(47,094)	13,161	(3,554)

Net cash provided by (used in) operating activities from continuing operations	(61,693)	(60,025)	32,830	11,967
Net cash provided by discontinued operations	—	146	—	881

Net cash provided by (used in) operating activities	$(61,693)	$(59,879)	$32,830	$12,848

In the thirteen-week period ended March 27, 2010, net loss and EBITDA from continuing operations included:

•	$9,732 of non-cash stock option compensation expenses;

•	$4,742 in severance and re-organization payroll and benefits;

•	$414 related to pension settlement expenses;

•	$405 gain on insurance premium refund from prior years;

•	$320 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$77 in approved relocation and recruiting expenses;

•	$60 gain on legal settlement;

•	$24 gain related to certain income tax reserves; and

•	$16 loss on impairment and disposal of fixed assets and other long-lived assets, net.

In the thirteen-week period ended March 28, 2009, net loss and EBITDA from continuing operations included:

•	$2,585 of severance related benefits and outplacement services;

•	$1,529 of inventory reserve benefit;

•	$287 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$196 in approved relocation and recruitment charges;

•	$145 of integration expenses related to our acquisitions;

•	$118 of non-cash stock option compensation expense;

•	$11 loss on impairment and disposal of fixed assets and other long-lived assets; and

•	$26 gain related to certain income tax reserves.

In the thirty-nine week period ended March 27, 2010, net loss and EBITDA from continuing operations included:

•	$9,903 of non-cash stock option compensation expenses;

•	$5,627 in severance and re-organization payroll and benefit expenses;

•	$915 loss on impairment and disposal of fixed assets and other long-lived assets, net;

•	$750 of fees paid to Wasserstein and Highfields under the management agreement;

•	$741 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$414 related to pension settlement expense;

•	$405 gain on insurance premium refund from prior years;

•	$346 gain on legal settlement;

•	$278 related to store closure expenses and lease termination costs for our Eugene, Oregon call center;

•	$166 in approved recruiting and relocation expenses;

•	$110 of state net worth tax adjustments; and

•	$73 gain related certain income tax reserves.

In the thirty-nine week period ended March 28, 2009, net loss and EBITDA from continuing operations included:

•	$15,416 net gain on repayment of long-term debt;

•	$13,859 loss on impairment and disposal of fixed asset and other long-lived assets;

•	$3,899 of inventory reserve expenses;

•	$3,002 of severance related benefits and outplacement services;

•	$1,336 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$750 of fees paid to Wasserstein and Highfields under the management agreement;

•	$631 of integration expenses related to our acquisitions;

•	$356 of non-cash stock option compensation expense;

•	$300 of income associated with a vendor settlement;

•	$196 of approved relocation and recruitment charges;

•	$89 of expenses related to land rezoning;

•	$87 of expense related to inventory step-up amortization related to our acquisition; and

•	$48 gain related to certain income tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility to finance operations leading up to the October to December holiday selling season. Our available cash and borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during our second fiscal quarter because of the holiday selling season (see “Seasonality” below).

Based upon our current operations and historical results, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our future growth for the next twelve months. Certain loan covenants in the revolving credit facility and in the indenture governing the Senior Notes restrict the transfer of funds from the direct and indirect subsidiaries to the parent in the form of cash dividends, loans or advances. To the extent additional funding is required beyond the twelve-month horizon, we expect to seek additional financing in the public or private debt or equity capital markets; however, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all. Our primary equity holders, Wasserstein & Co. and Highfields Capital Management, are not obligated to provide financing to us. If we are unable to obtain the capital we require to implement our business strategy on acceptable terms or in a timely manner, we would attempt to take appropriate actions to tailor our activities to match our available financing, including revising our business strategy and future growth plans to accommodate the amount of available financing.

Cash Flows Provided by Operating Activities from Continuing Operations

Cash provided by operating activities from continuing operations totaled $32,830 in the thirty-nine week period ended March 27, 2010, compared to $12,848 in the thirty-nine week period ended March 28, 2009. The increase in cash provided by continuing operations was primarily attributable to improved working capital utilization, which was largely due to improved inventory management.

Cash Flows Provided by (Used in) Investing Activities from Continuing Operations

Cash used in investing activities from continuing operations of $6,476 for the thirty-nine weeks ended March 27, 2010 compared to cash flows provided by investing activities from continuing operations totaled $602 in the thirty-nine weeks ended March 28, 2009. Investing activities in fiscal 2010 consisted primarily of acquisition of a short-term investment and capital expenditures. Investing activities in fiscal 2009 consisted primarily of proceeds on short-term investments, partially offset by cash used for the Cushman’s acquisition and other capital expenditures.

Cash Flows Used in Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations totaled $147 for the thirty-nine weeks ended March 27, 2010, compared to $20,661 for the thirty-nine weeks ended March 28, 2009. In fiscal 2009, financing activities were primarily comprised of the repurchases of our Senior Notes.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations totaled $881 for the thirty-nine weeks ended March 28, 2009, and was primarily comprised of cash payments made to us for transitional services we provided to the buyers of Jackson & Perkins.

The divested Jackson & Perkins business did not impact our cash flows during the thirty-nine weeks ended March 27, 2010.

Borrowing Arrangements

Revolving Credit Facility

Our principal sources of liquidity are available cash, cash flows from operations and borrowings under our revolving credit facility entered into by our subsidiary, Harry and David. The revolving credit facility has a maturity date of March 20, 2011. Our ability to borrow under the revolving credit facility is subject to compliance with the borrowing base and with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing. Borrowings under the revolving credit facility bear interest, at our option, at either a base rate, based on the higher of the federal funds rate plus 0.5% or the corporate base lending rate of UBS AG, or a Eurodollar rate, based on the rate offered in the London interbank market (“LIBOR”), plus in each case a borrowing margin determined based on our consolidated leverage ratio. Due to the seasonal nature of our business, we draw on our revolving credit facility to provide seasonal working capital to support inventory buildup and catalog production in advance of the holiday selling season and for other general corporate purposes. We have typically generated substantial amounts of cash each holiday selling season. We are required by our banks to pay down the revolving credit facility to zero by the next business day following December 25th of each year. Cash generated during the holiday selling season is also typically used to fund our operations, until we begin to build inventories and other working capital components to support our next holiday selling season.

As of March 27, 2010, unused borrowings under the revolving credit facility were $123,989, reflecting no borrowings, and $1,011 in outstanding letters of credit. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. Total available borrowing capacity at March 27, 2010 was $174. We are required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations.

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

In addition, the revolving credit facility requires that, on a consolidated basis, we maintain, as of December 31st of each year an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio, subject to certain definitions and conditions. As of December 31, 2009, we were in compliance with this covenant. We also are limited to the amount of capital expenditures in each fiscal year, subject to certain adjustments, through the term of the revolving credit facility.

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

At March 27, 2010, we were in compliance with all of our covenants under the revolving credit facility.

Long-term Debt

As of March 27, 2010, Harry and David, our wholly owned subsidiary, has outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012, and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The $58,170 in Senior Floating Rate Notes accrues interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.25% at March 27, 2010. The $140,192 in Senior Fixed Rate Notes accrues interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first of March and December.

The Senior Notes are the senior unsecured obligations of Harry and David and are guaranteed on a senior unsecured basis by us and all of Harry and David’s subsidiaries.

The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, engaging in asset dispositions or acquisitions, making investments, and our and our subsidiaries’ ability to pay dividends and other restricted payments as well as our ability to incur liens and transactions with affiliates. Our ability to comply with these covenants may be affected by events beyond our control, such as those described under “Item 1A. -Risk Factors” in our Annual Report on Form 10-K. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes and lenders under the credit facility could accelerate all amounts then outstanding to be immediately due and payable.

At March 27, 2010, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

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

NON-GAAP FINANCIAL MEASURE: EBITDA

Our measure of EBITDA is a non-GAAP financial measure.

EBITDA is defined as earnings before net interest expense, income taxes, depreciation and amortization and is computed on a consistent method from quarter to quarter and year to year.

We use EBITDA, in conjunction with GAAP measures such as cash flows from operating activities, cash flows from investing activities and cash flows from financing activities, to assess our liquidity, financial leverage and ability to service our outstanding debt. For example, certain covenant and compliance ratios under our revolving credit facility and the indenture governing the Senior Notes use EBITDA, as further adjusted for certain items as defined in each agreement. If we are not able to comply with these covenants, we may not be able to borrow additional amounts, incur more debt to finance our ongoing operations and working capital or take other actions. In addition, the lenders could accelerate the outstanding amounts, which could materially and adversely affect our liquidity and financial position.

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

Interest Rate Risk

Interest on our floating rate Senior Notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the principal amount due for our floating rate Senior Notes as of March 27, 2010, a 1.0% change in the interest rate on our variable rate debt would result in a $1,832 corresponding effect on our interest expense on an annual basis.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 27, 2010. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of March 27, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RENAMED AND RESERVED]

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

HARRY & DAVID HOLDINGS, INC.

By:	/S/ STEVEN J. HEYER
Steven J. Heyer
Chairman of the Board and Chief Executive Officer

By:	/S/ EDWARD F. DUNLAP
Edward F. Dunlap
Chief Financial Officer

May 5, 2010