Form 10-K
period 2010-06-26
Harry & David Holdings, Inc.
filed 2010-09-16
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 26, 2010

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

Large accelerated  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

There is no market for the voting stock of the registrant as the registrant’s common stock is not publicly-held or publicly traded.

The number of outstanding shares of the registrant’s common stock as of August 31, 2010 was 1,034,169.

AVAILABLE INFORMATION

We voluntarily file annual, quarterly and current reports consistent with the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any document we file with The Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports and other information regarding Harry & David Holdings, Inc. and other companies that file materials with the SEC electronically. We also make available free of charge through our website, www.hndcorp.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, filed or furnished to the SEC.

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

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include, but are not limited to, those set forth in “Item 1A – Risk Factors” and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements, unless required by law.

i

ii

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated, as used in this Form 10-K, the terms “we,” “our” and “us” refer to Harry & David Holdings, Inc. and its consolidated subsidiaries. Harry & David Holdings, Inc. is a holding company owned by funds sponsored by Wasserstein Partners, LP, and its affiliates (“Wasserstein”), funds sponsored by Highfields Capital Management LP (“Highfields”), and certain members of current and former management. References to “Harry and David” and “Harry & David” are to our subsidiaries that grow, manufacture, design, market and package our gift-quality fruit and gourmet food products and gifts. References to “Harry and David®” and “Harry & David®” are to the trademarks.

Our fiscal year ends the last Saturday in June, based on a 52/53 week year. Fiscal 2010 began on June 28, 2009 and ended on June 26, 2010. Fiscal 2009 began on June 28, 2008 and ended on June 27, 2009. Fiscal 2008 began on July 1, 2007 and ended on June 27, 2008. Dollar amounts presented in this Form 10-K are in thousands except per share data, unless otherwise indicated.

OVERVIEW

We are a leading multi-channel specialty retailer and producer of branded premium gift-quality fruit, gourmet food products and other gifts marketed under the Harry & David® and our recently acquired Wolferman’s® and Cushman’s® brands. Our signature Harry & David® products include our flagship Royal Riviera® pears, our Fruit-of-the-Month Club® products, our Tower of Treats® gifts and Moose Munch® caramel and chocolate popcorn snacks. Our Wolferman’s® products include specialty English muffins and other breakfast products and our Cushman’s® product line includes Cushman HoneyBells® citrus, among other products. Our marketing channels include direct marketing (via catalog, phone, Internet, mail/fax and telemarketing), business-to-business, our Harry and David stores, seasonal Cushman’s stores, and wholesale distribution through select retailers.

We grow, manufacture, design or package products that account for the significant majority of our sales annually. In addition, we have created a substantial and scalable infrastructure in our production, fulfillment and distribution capabilities, our information technology systems and our retail stores network. Our vertically integrated operations allow us to efficiently monitor our costs, quality assurance, manufacturing flexibility and inventory. We believe that our vertical integration allows us to maintain a high degree of control over product quality compared with that of our competitors as we rely less heavily on third-party suppliers, particularly during peak periods.

A significant portion of our net sales, earnings and cash flows are generated during the holiday season from October through December, and levels of these items are significantly lower from January through September. Accordingly, our annual operating results and our liquidity are materially impacted by the holiday season. For example, in fiscal 2010, approximately 63% of our revenues were generated in the second fiscal quarter, and the second fiscal quarter was the only quarter we generated positive cash flows or operating income.

OUR HISTORY

Harry & David Holdings, Inc. (formerly known as Bear Creek Holdings, Inc.) was incorporated in March 2004 in Delaware for the purpose of acquiring Harry and David (formerly known as Bear Creek Corporation).

On June 17, 2004, Harry & David Holdings, Inc. purchased all of the outstanding shares of common stock of Harry and David from Yamanouchi Consumer Inc., (“YCI”) (the “2004 Acquisition”). In conjunction with the 2004 Acquisition, the Company issued 1,000,000 shares of $.01 par value stock to Wasserstein & Company, LP (“Wasserstein”) and affiliates of funds sponsored by Highfields Capital Management LP (“Highfields”). As of June 26, 2010, affiliates of Wasserstein, own a 63% controlling interest in the Company, and Highfields owns a 34% interest.

Acquisition of Wolferman’s business

On January 15, 2008, we completed the acquisition of Wolferman’s, LLC, a direct-marketing company specializing in English muffins and other breakfast products sold primarily under the Wolferman’s® brand (“Wolfermans”), from Williams Foods, Inc., for a net purchase price of $22,784. We paid for the acquisition of Wolferman’s with available cash. The operating results of Wolferman’s from its acquisition date are included in both of our Direct Marketing and Wholesale segments according to the nature of the operating activity.

Acquisition of Cushman’s business

On August 8, 2008, we completed the acquisition of certain assets of Cushman Fruit Company, Inc., a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus (“Cushman’s”), for a net purchase price of $8,509. We paid for the acquisition of Cushman’s with available cash. The operating results of Cushman’s from its acquisition date are included in both of our Direct Marketing and Wholesale segments according to the nature of the operating activity.

Sale of the Jackson & Perkins businesses and other related assets

As discussed elsewhere in this Form 10-K, we sold our Jackson & Perkins businesses in fiscal 2007, including the direct marketing and wholesale businesses, the Jackson & Perkins® brand, catalog, e-commerce website and associated inventory as well as its Direct Marketing and Wholesale customer list. In a separate transaction in fiscal 2007 associated with the sale of our Jackson & Perkins businesses, we also sold land in Wasco, California, as well as the related buildings and equipment.

The total net gain recognized on the sale of the Jackson & Perkins businesses and other related assets was $6,831, which is included within the results of discontinued operations in the consolidated statement of operations for fiscal 2010, fiscal 2009, fiscal 2008 and fiscal 2007. The net gain reflects a reserve of $1,497 related to the receivable of $1,000 and the product credit of $497 recorded in fiscal 2009 related to amounts past due from the buyer. The gain also includes $1,250 related to the sale of certain land use rights related to the Wasco property sold and recognized in fiscal 2010. Also included in discontinued operations are the historical operating results of Jackson & Perkins businesses and the transitional revenues and expenses.

Unless otherwise noted, the former Jackson & Perkins businesses are generally not discussed in this Item 1 Business section.

OUR SEGMENTS

Our net sales are derived primarily from our Direct Marketing, Stores and Wholesale segments. For further information on how we evaluate and define our reporting segments, see “Note 15 – Segment Reporting” in the notes to our consolidated financial statements included in this Form 10-K.

Our Brands

Direct Marketing

Our Direct Marketing segment offers a wide variety of gift-quality fruit and specialty foods and other gifts through our Harry and David, Wolferman’s and Cushman’s catalogs, the Internet and our business-to-business and consumer telemarketing. The Direct Marketing segment’s metrics below include Wolferman’s and Cushman’s activity from their respective acquisition dates forward and therefore may not be directly comparable.

Catalogs. Our catalogs have historically been, and continue to be, our primary marketing tool for both existing and new customers and help to generate the majority of our orders and sales in each of our direct marketing channels. We maintain an active marketing and purchasing history, and we model a customer’s propensity to respond to future promotions. For prospective customers, we employ a similar strategy based on names and information that we rent from or exchange with third parties. In fiscal 2010, we circulated approximately 67.2 million Harry and David, Wolferman’s and Cushman’s catalogs, a decrease of 36.9% over the prior fiscal year. In fiscal 2009, we circulated approximately 106.5 million Harry and David, Wolferman’s and Cushman’s catalogs, an increase of approximately 1.8% over the prior fiscal year which did not include a significant number of Wolferman’s catalogs and did not include any Cushman’s catalogs. In fiscal 2008, we circulated approximately 104.6 million Harry and David and Wolferman’s catalogs, an increase of approximately 5.8% over the prior fiscal year. The amount of catalogs we circulate in any given year is dependent on marketing initiatives to existing customers, prospective mailings to attract new customers and estimated response rates, among other factors, including costs and the advertising spending on the Internet.

Internet. Our Harry and David website, at www.harryanddavid.com, our Wolferman’s website, at www.wolfermans.com, and our Cushman’s website, at www.honeybell.com, provide growing and complementary channels that enable customer access and convenience to our catalog business, enable timely communication through email, enhance our market share of last minute gift-giving sales and increase our brand awareness. In fiscal 2010, nearly 62% of all direct marketing orders were placed over the Internet, which on a dollar basis, represented approximately 52% of Direct Marketing segment net sales, and approximately 82% of our new customers placed at least one order on our website. In fiscal 2009, nearly 56% of all our direct marketing orders were placed over the Internet, which on a dollar basis, represented approximately 46% of Direct Marketing segment net sales, and approximately 76% of our new customers placed at least one order on our website. In fiscal 2008, nearly 52% of all our direct marketing orders were placed over the Internet, which on a dollar basis, represented approximately 42% of Direct Marketing segment net sales, and approximately 70% of our new customers placed at least one order on our website.

Increased Internet orders help lower infrastructure and operating costs as compared to orders placed through our call centers. We believe that our highly recognizable brand name has enabled us to develop strategic on-line partnerships, strategic advertising placement on websites and key word search placement on search engine websites.

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

Customer profile. In fiscal 2010, individuals accounted for the majority of our Direct Marketing segment net sales, while businesses accounted for the remaining sales. The top 100 customers in our Direct Marketing segment represented approximately 1.4% of Direct Marketing segment net sales in fiscal 2010 compared to 1.6% in both fiscal 2009 and fiscal 2008. Our direct marketing customers primarily make purchases for gifts.

Competition. The U.S. consumer markets for gifts and specialty foods are highly competitive and fragmented. We compete based on product quality, package design, shopping convenience price, customer service and previous brand experience. In our direct marketing channel, we compete with traditional distribution channels, other web sites, specialty gift direct marketers and catalog companies. Our Direct Marketing segment’s primary competitors include Wine Country Gift Baskets, Liberty Media Corporation (the parent company of ProFlowers), 1-800 Flowers, FTD.com, Williams Sonoma and Omaha Steaks.

Stores

Our Stores segment provides a platform to capture consumer demand for year-round gifts, self-consumption as well as entertaining needs. Our stores increase our access to new customers and allow us to extend our Harry & David® brand presence to a wider audience.

Our outlet stores focus on products for self-use along with selections from our core gift product line. Our specialty stores focus on our core product line, gift-ready packaging, selected tabletop, home décor accessory and entertainment products. Our flagship Country Village store in Medford, Oregon, offers the full selection of Harry and David retail products as well as expanded offerings consisting of fresh fruit, vegetables and produce, gourmet specialty foods and wine selections.

Store locations. We operate our stores in leading outlet and lifestyle centers, specialty malls and other high traffic shopping areas throughout the United States. The number of stores in operation by type at fiscal year end was as follows:

Store Type	June 26, 2010	June 27, 2009	June 28, 2008
Country Village stores	1	1	1
Factory outlet center stores	87	91	95
Specialty stores	37	46	47

Total stores in operation	125	138	143

We also had two Cushman’s seasonal stores in operation during fiscal 2010, one of which was permanently closed in the fourth quarter of fiscal 2010.

Customer profile. Similar to our Direct Marketing segment customers, our Stores segment customers are primarily individual consumers. We believe our Store segment customers purchase primarily for self-use and entertaining purposes.

Competition. Our Stores segment competes based on proprietary, diverse and high-quality product offerings, and focuses on customer satisfaction and gift services. Our primary competitors in the confections sector include See’s Candies, Lindt & Sprüngli (the parent company of Ghirardelli), Godiva and Rocky Mountain Chocolate Factory. Our primary competitors in the specialty food and home accessories sector include Liberty Media Corporation (the parent company of QVC), Williams-Sonoma for our specialty stores and Kitchen Connection and Le Gourmet Chef for our outlets.

Wholesale

Our Wholesale segment focuses primarily on building relationships with leading retailers, generally including select club channel retailers, mass merchants, department stores, specialty retailers and grocery accounts. The top ten wholesale customers represented approximately 62%, 63% and 86% of Wholesale segment net sales in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We believe that our wholesale relationships increase our brand presence and awareness, and allow us to produce and sell greater amounts during our non-holiday selling season.

All of the products that we sell through the wholesale channel are branded, proprietary and packaged appropriately for retail customers. Harry and David products sold through the wholesale channel include chocolates and confections, such as Moose Munch® caramel and chocolate popcorn confection and Moose Munch® bars, as well as channel-appropriate gift baskets and other food gifts. Wolferman’s products sold through the wholesale channel include English muffins and scones. Cushman’s products sold through the wholesale channel include Honeybell citrus and other fresh fruit.

Competition. Our Wholesale segment’s primary competitors in the confections sector include Houdini Inc., Lindt & Sprüngli (the parent company of Ghirardelli) and Godiva. Similar to our Direct Marketing and Stores segments, our Wholesale segment competes based on high-quality product offerings, customer satisfaction, brand experience and price.

Production, Manufacturing and Support Functions

We own approximately 3,400 acres of land in Oregon, of which approximately 1,900 acres are planted orchards geographically dispersed throughout the Rogue Valley of Southern Oregon at varying elevations and micro-climates. This dispersion has historically allowed us to successfully mitigate the risks associated with frost, wind, hail, storm damage and other inclement weather as well as dependence on any single water source. Also included in our 3,400 acres is our 93-acre campus in Medford, Oregon, which houses our 54,000 square foot bakery, confectionery and chocolate complex dedicated to the production of baked goods, chocolates and confections, our 646,000 square foot fruit packing and gift assembly complex including cold storage, our 72,000 square foot year-round call center and various other distribution and storage facilities. Our owned acreage also includes housing for our seasonal agricultural workforce. We also own a 51-acre campus in Hebron, Ohio, which houses our 275,000 square foot fruit packing and gift assembly complex including cold storage and our 55,000 square foot call center and office space. In the fourth quarter of fiscal 2010, we initiated a plan to shut down our Hebron call center and utilize a third party service provider to complement our Medford call center. The shut down of the Hebron call center was completed during the first quarter of fiscal 2011 and the transition to a third party service provider is in progress. The building which included the call center will still be utilized to support our Hebron distribution operation.

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

DISTRIBUTION AND LOGISTICS

We own and operate two year-round distribution centers, located in Medford, Oregon and Hebron, Ohio, to deliver our products to our customers. In addition to our owned facilities, we lease storage and distribution facilities throughout the United States during the holiday selling season.

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

We have invested significant capital to develop our information technology infrastructure and annual expenditures generally include selected system replacements, normal maintenance and functional enhancements.

Our information technology systems were designed with an emphasis on infrastructure stability. While several of our systems are linked, in the event of a system error, built-in redundancy and fail-safe capabilities are generally designed to keep remaining systems operational whenever possible.

CALL CENTER AND CUSTOMER SERVICE

We accept orders through our year-round call centers located in Medford, Oregon. In the second quarter of fiscal 2010, the Company permanently closed the seasonal call center in Eugene, Oregon and exercised the termination option related to its lease. In the fourth quarter of fiscal 2010, we initiated a plan to shut down our Hebron call center and utilize a third party service provider to complement our Medford call center. The shut down of the Hebron call center was complete in first quarter of fiscal 2011. The building which included the call center will still be utilized to support our Hebron distribution operation.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We own or have rights to trademarks and trade names that we use in conjunction with the operation of our business. Our service marks and trademarks include without limitation: Harry and David®; Harry & David®; Royal Riviera®; Fruit-of-the-Month Club®; Tower of Treats®; Moose Munch®; Wolferman’s® and Cushman HoneyBells®. We believe that our trademark registrations are of significant value to our business. Each trademark, trade name or service mark of any other company appearing in this Form 10-K belongs to its holder. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship by us of, the trademark, trade name or service mark owner.

EMPLOYEES

At July 31, 2010, we had 1,026 full-time employees. During the fiscal 2010 holiday selling season, we employed approximately 7,664 workers.

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

The following information describes certain significant risks and uncertainties inherent in our business, which should be carefully considered together with the other information contained in this Form 10-K and in our other filings with the SEC. If any such risks and uncertainties actually occur, our business, financial condition or other operating results could differ materially from the plans, projections and other forward-looking statements included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K and in our other public filings and our business, financial condition or operating results could be harmed substantially. See “Forward-Looking Statements.” In addition, the current economic environment may exacerbate some of the risks noted below.

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

We experience significantly increased sales activity during the holiday selling season, particularly between the Thanksgiving and Christmas holidays. For example, in fiscal 2010 our Direct Marketing and Stores segments collectively generated approximately 63% of their annual net sales during the holiday selling season. If sales during this period are below our expectations, there may be a disproportionate effect on our revenues and expenses. Accordingly, changing economic conditions or deviations from projected demand for products during the holiday selling season could have a material adverse effect on our financial results and liquidity for the full year.

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

Our quarterly operating results fluctuate significantly due to a variety of factors, including seasonality and the timing of various holidays.

Our quarterly results fluctuate depending upon a variety of factors, including, but not limited to, shifts in the timing of holidays, including Easter, Thanksgiving and Christmas. Because of the timing of our fiscal quarter ends, a holiday may occur during different fiscal quarters from year to year. Holiday selling season sales may also significantly fluctuate annually depending upon the number of shopping days between Thanksgiving and Christmas, which is our peak season. As a result, our year-to-year comparisons may be inconsistent.

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

In order to deliver high-quality products on a timely, reliable and accurate basis, we must successfully manage our order-taking, fulfillment and distribution operations. Our call center and websites must be able to handle increased traffic, particularly during peak holiday periods. As is common in our industry, our order taking operations rely, in part, on third parties who provide telecommunications, data, electrical and other systems. If these third parties experience system failures, interruptions or long response times, degradation of our service may result. If orders are incorrect, incomplete, defective, or not delivered on time, customer retention rates could decline and, in turn, cause our revenues and profitability to decline.

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

SEC reporting obligations place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls. This process requires us to document our internal controls over financial reporting and to potentially make significant changes thereto. See “Item 9A – Controls and Procedures.”

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

Because shipments are based on availability, our quarter-to-quarter or year-to- year results can be impacted if the fruit is not available for shipment. This could result in significant lost sales.

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

The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand names or goodwill and cause a decline in consumer confidence, resulting in a decline in our sales. Any unauthorized use of our trademarks, such as Harry & David® , Fruit-of-the-Month Club®, Wolferman’s®, Royal Riviera® or Cushman Honeybells® by another party, in particular for use in connection with products of a lower quality than the products we offer, may dilute the value of our products and damage our reputation as a producer of high-quality, proprietary goods.

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

We have a significant amount of indebtedness. As of June 26, 2010, we had $198,362 of long-term debt outstanding, representing the total outstanding principal amount of our Senior Notes. As of August 31, we also have a $105,000 revolving credit facility, under which $1,232 in letters of credit were outstanding as of June 26, 2010. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Our total available borrowing capacity at June 26, 2010 was $32.

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

Our revolving credit facility and the indenture governing our Senior Notes include a number of restrictive covenants. Our credit facility covenants limit us and our subsidiary, Harry and David, and certain of its subsidiaries, and the indenture governing our Senior Notes limit Harry and David, and certain of its subsidiaries, from among other things:

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

These covenants could limit our ability to plan for or react to market conditions or to meet our capital needs. If we are not able to comply with these covenants and other requirements contained in the indenture governing our Senior Notes or our revolving credit facility, an event of default under the relevant debt instrument could occur which could also trigger similar rights under other agreements and cause holders of the defaulted debt to declare amounts outstanding with respect to that debt to be immediately due and payable. In addition to the foregoing, our revolving credit facility contains covenants which (i) require us to pay down all amounts outstanding under the revolving credit facility as of December 26 of each year and (ii) require us to maintain an available cash balance (defined as cash, cash equivalents and short-term investments, minus all accounts payable) of at least $50,000 as of December 31 of each year; if we were unable to maintain such required cash balance, we would be required to satisfy a minimum fixed charge coverage ratio. As a result of our dependence on the holiday selling season, in the event our performance during this period is weaker than expected, we may not be able to comply with these covenants. Failure to satisfy these covenants could result in the acceleration of the maturity of the revolving credit facility, which could result in a cross acceleration of our Senior Notes, and could otherwise result in our inability to borrow under the revolving credit facility to finance our operations during the post-holiday period.

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

Healthcare reform legislation could have an impact on our business.

The recently enacted Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. While we are currently evaluating the effects of the Patient Act on our business, the impact on the healthcare industry is extensive and includes, among other things, having the federal government assume a greater role in the health care system, expanding healthcare coverage in the United States, mandating basic healthcare benefits and imposing regulations on businesses who provide or do not provide healthcare insurance to their employees. Our current assessment is that this legislation will most likely increase our employee healthcare-related costs. While the true cost of the recent healthcare legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have an impact on our business and operating costs.

We are subject to the risk of product liability claims as well as general business claims, which may result in the payment of damages or settlement fees, and which may exceed or be outside of our insurance coverage, and even in unsuccessful claims, negative publicity may adversely affect our brand image.

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

Additionally, we are involved from time to time in litigation incidental to our business. Management believes, after considering a number of factors and the nature of the legal proceedings to which we are subject, that the outcome of current litigation is not expected to have a material adverse effect upon our results of operations or financial condition. However, management’s assessment of our current litigation could change in light of the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact that are not in accord with management’s evaluation of the possible liability or outcome of such litigation. As a result, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

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

The following table summarizes the location and general size of facilities that we own and are used by our operating segments in fiscal 2010.

Location	Function	Size
Medford, OR
	Campus	93 acres
	Orchards Planted / Undeveloped / Other	1,900/1,000/400 acres
	Manufacturing / Distribution	386,000 sq ft
	Call Center	72,000 sq ft
	Office	329,000 sq ft
	Warehouse / Cold Storage	260,000 sq ft
Hebron, OH
	Campus	51 acres
	Packaging / Distribution / Warehouse	148,000 sq ft
	Call Center / Office	55,000 sq ft
	Cold Storage	127,000 sq ft

Our leased store space totaled 338,227 square feet for 125 stores as of June 26, 2010 compared to 376,301 square feet for 138 stores as of June 27, 2009. The retail stores are leased by us with original terms ranging generally from 5 to 20 years. Certain leases contain renewal options for periods of up to 10 years. The rental payment requirements in our store leases are typically structured as either minimum rent, minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a negotiated threshold of sales after which a percent of sales is paid to the landlord.

The following table summarizes the location and general size of support facilities that we lease as of June 26, 2010.

Location	Function	Size
Medford, OR	Cold Storage / Warehouse	340,504 sq ft
Hebron, OH	Warehouse	20,000 sq ft

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to replace our existing facilities, if necessary, or to accommodate the expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are involved from time to time in claims and legal actions incidental to our operations, both as plaintiff and defendant. In the opinion of management as of June 26, 2010, the ultimate liability, if any, arising from the actions or claims to which we are a party is not expected to have a material adverse effect, individually or in the aggregate, on our business or financial condition.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no established public trading market for our common stock and we have no authorized preferred stock.

HOLDERS

The outstanding voting securities of Harry & David Holdings, Inc. consist of shares of its common stock, par value $0.01 per share. As of June 26, 2010, there were 1,034,169 shares of our common stock outstanding. As of June 26, 2010, all shares of Harry & David Holdings, Inc.’s common stock were held by funds sponsored by Wasserstein and their affiliates, funds sponsored by Highfields and their affiliates, and current and former employees of Harry and David.

DIVIDENDS

We do not plan to pay dividends on our common stock for the foreseeable future. Rather, for the foreseeable future, we expect to retain any future earnings to support the development and expansion of our business or decrease our liabilities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information Summary

The table below sets forth information regarding our Equity Compensation Plans as of June 26, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	242,010	$223.46	23,821
Equity Compensation Plans not approved by security holders	—	—	—

Total	242,010	$223.46	23,821

RECENT SALES OF UNREGISTERED SECURITIES

In the fourth quarter of fiscal 2010, we issued and sold an aggregate amount of 874 shares of common stock, par value $0.01 per share, upon exercise of employee stock options under our Amended and Restated 2004 Stock Option Plan for an aggregate consideration of $72 in cash. These issuances of common stock were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial information as of June 26, 2010 and June 27, 2009, and for the 52 weeks ended June 26, 2010, June 27, 2009, and June 28, 2008, has been derived from, and should be read together with, the consolidated financial statements and accompanying notes of Harry & David Holdings, Inc. included in this Form 10-K.

The following discussion should also be read together with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in this Form 10-K.

	Fiscal Year Ended
Dollars in thousands, except per share data	June 26, 2010 (1)	June 27, 2009 (1)	June 28, 2008 (1)	June 30, 2007 (1)(3)	June 24, 2006 (1)
Statement of Operations Data:
Net sales	$426,774	$489,596	$545,064	$561,017	$524,384
Gross profit	173,924	202,429	249,170	265,806	221,995
Operating income (loss)	(23,398)	(27,906)	31,162	50,734	22,776
Net income (loss) from continuing operations	(39,993)	(19,733)	4,337	30,697	(5,661)
Net income (loss) from discontinued operations	765	(446)	271	1,304	(4,052)
Net income (loss)	(39,228)	(20,179)	4,608	32,001	(9,713)

Balance Sheet Data:
Cash and cash equivalents	$13,730	$15,395	$40,792	$49,408	$18,637
Working capital (2)	10,680	13,562	47,782	74,106	22,867
Total assets	243,214	276,692	356,637	370,518	350,183
Long-term debt	198,362	198,671	235,599	245,669	245,000
Stockholders’ equity (deficit)	(53,545)	(21,782)	4,152	4,264	(30,450)
Other Operating Metrics:
Increase (decrease) in store comparable sales (dollars) (4)	$(4,748)	$(14,514)	$(8,235)	$6,368	$9,937
Increase (decrease) in store comparable sales (%)	(4.1)%	(10.8)%	(6.0)%	4.9%	8.2%

(1)	The fiscal 2007 sale of the Jackson & Perkins businesses is accounted for as discontinued operations in each of fiscal 2010, fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006. For further information, refer to “Note 6 – Discontinued Operations” in the notes to our consolidated financial statements included in this Form 10-K.

(2)	Working capital represents current assets less current liabilities.

(3)	The fiscal year ended June 30, 2007 contained 53 weeks.

(4)	A store becomes comparable in the first fiscal month after it has been open for a full twelve months, at which point its results are included in comparable store sales. When a store’s square footage has been changed as a result of reconfiguration or relocation within the same retail complex, the store continues to be treated as a comparable store.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management assessment of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included in this Form 10-K. Our consolidated financial statements and certain disclosures made in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and require us to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during each reporting period. The estimates most susceptible to material changes due to significant judgment are identified as critical accounting policies. The results of these estimates are critical because they affect our profitability and may affect key indicators used to measure our performance. For further information, see “Critical Accounting Policies and Estimates” below.

The following discussion should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes included in this Form 10-K.

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

Net sales are derived primarily from our Direct Marketing, Stores, and Wholesale segments. For further information on how we evaluate and define our reporting segments, see “Note 15 – Segment Reporting” in the notes to our consolidated financial statements included in this Form 10-K.

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

Sale of the Jackson & Perkins businesses and other related assets

We sold our Jackson & Perkins businesses in fiscal 2007. In association with the sale of the Jackson & Perkins businesses, we also sold land in Wasco, California, which had been used primarily to support the rose growing operations of Jackson & Perkins, as well as the related buildings and equipment. In the fourth quarter of fiscal 2010, we sold certain land use rights related to the Wasco property. We provided transitional services to the buyer through June 2009.

For further information regarding the sale of the Jackson & Perkins businesses and other related assets, see “Note 6 – Discontinued Operations” in the notes to our consolidated financial statements included in this Form 10-K. Unless otherwise noted, the activities of our former Jackson & Perkins segment are generally not discussed in this management discussion and analysis, which is limited to continuing operations.

Factors and trends

Our business historically has been subject to significant seasonal variations in demand, and a substantial portion of our net sales and net earnings are realized during the holiday selling season from October through December. This is a general pattern for the direct-to-customer and retail industries, but it is more pronounced for our company than for others due to the gift-giving nature of many of our products.

Accordingly, changing economic conditions or deviations from projected demand for products during our second fiscal quarter can have a materially favorable or adverse impact on our financial position and results for the full year. Because we commit to certain fixed costs in anticipation of expected sales during the holiday selling season in the second fiscal quarter, if our actual sales during that fiscal quarter are lower than anticipated, our results of operations, profitability and our liquidity will be negatively impacted. In addition, our primary growing season occurs during the fourth and first fiscal quarters. Because we must commit to certain costs before we know the results of a particular harvest, inclement weather conditions and agricultural pests leading to lower harvest yields can also negatively impact our sales and profitability. Additionally, a portion of our Direct Marketing segment sales are derived from Fruit-of-the-Month Club® product shipments. As such, results in this segment may vary between periods due to variations in fruit availability year-to-year, as well as other factors.

Several economic and industry trends and factors can impact our business, results of operations, liquidity and financial condition. Additionally, the amount of our outstanding debt could adversely affect our financial condition. For a discussion of risk factors, see “Item 1A – Risk Factors.”

BASIS OF PRESENTATION

Fiscal Year

Our fiscal year ends the last Saturday of June of each year. There were 52 weeks in fiscal 2010, fiscal 2009 and fiscal 2008.

The following discussion and analysis focuses on financial results of continuing operations. The historical results of our operations included in the following discussion do not reflect what our results of operations, financial position and cash flows may be in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experiences and various other factors that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates. For a further discussion of some of the risks that could cause actual results to differ from estimates, see “Item 1A – Risk Factors.”

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

However, you should also review all of our significant accounting policies, including the use of estimates in connection with these policies, which are described in more detail in “Note 3 – Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in this Form 10-K.

Revenue Recognition

We recognize revenue from product sales when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the selling price is fixed or determinable and (iv) collectability is reasonably assured.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statements and tax basis of assets and liabilities multiplied by the expected tax rate in the year the differences are expected to reverse. Deferred income tax expense or benefit results from the change in the net deferred tax asset or liability between periods.

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. We considered carryback and carryforward periods, historical and forecasted income, the apportioned earnings in the jurisdictions in which we and our subsidiaries operate, and tax planning strategies in estimating a valuation allowance against our deferred tax assets. If we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, an adjustment to the deferred tax assets is charged to earnings in the period in which we make such a determination. Conversely, if we determine that it is more likely than not that the deferred tax assets will be realized, we would reverse the applicable portion of the previously estimated valuation allowance.

The amount of income taxes we pay is subject to periodic audits by federal and state tax authorities and these audits may result in proposed deficiency assessments. Accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accounting for uncertain tax positions also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted our accounting for uncertain tax positions as of July 1, 2007. For further information, see “Note 10 – Income Taxes” included in the notes to our consolidated financial statements included in this Form 10-K.

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

Intangible assets

Intangible assets primarily consist of trade names, trademarks, a proprietary recipe, customer mailing and rental lists and favorable lease agreements. The trade names, trademarks and the recipe have indefinite lives. The customer lists have a remaining estimated useful life of two years. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases, ranging from one to two years. Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in ASC Topic 350 “Intangibles—Goodwill and Other”. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, which is calculated on a discounted cash flow basis, an impairment loss would be recognized. The customer mailing lists and rental lists are amortized using a weighted-average method over their estimated useful lives and favorable lease agreements are amortized using the straight-line method.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired through our acquisition of Wolferman’s and Cushman’s. Goodwill is evaluated for potential impairment on an annual basis (in the fourth fiscal quarter) or whenever events or circumstances indicate that an impairment may have occurred. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test is performed to measure the amount of the goodwill impairment loss, if any. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We identified the Wolferman’s direct marketing division within our Direct Marketing segment as the reporting unit to be tested for goodwill impairment. We identified Cushman’s goodwill as allocated between our Direct Marketing division and our Wholesale division and tested for potential impairment at those levels. The allocation of goodwill was based on the assignment of operating responsibilities and the reporting of financial results of the acquired business.

Pension Plans

Our pension benefit costs and liabilities are developed from valuations of pension plan assets and liabilities. Inherent in the valuation of actuarial liabilities are assumptions we determine after consultation with our actuaries, including discount rates, expected returns on plan assets and rates of compensation increases. In determining the expected rates and returns, we are required to consider current market conditions, including changes in interest rates.

Material changes in our pension and post-retirement benefit costs for unfunded liabilities may occur in the future, resulting from changes in assumptions or other management decisions. For further discussion, see “Note 9 – Benefit Programs” in the notes to our consolidated financial statements included in this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “ Note 4 – Recent Accounting Pronouncements and Developments” in the notes to our consolidated financial statements included in this Form 10-K.

RESULTS OF OPERATIONS

The following table summarizes our consolidated operating results from continuing operations for fiscal 2010, fiscal 2009 and fiscal 2008 (dollars in thousands).

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales	$426,774	$489,596	$545,064
Costs of goods sold	252,850	287,167	295,894

Gross profit	173,924	202,429	249,170

Operating expenses:
Selling, general and administrative	196,322	229,335	217,008
Selling, general and administrative – related party	1,000	1,000	1,000

	197,322	230,335	218,008

Operating income (loss)	(23,398)	(27,906)	31,162

Other (income) expense:
Interest income	(61)	(241)	(2,708)
Interest expense	18,903	21,476	25,227
Gain on debt prepayment	—	(15,416)	(303)
Other (income) expense, net	(478)	869	(39)

	18,364	6,688	22,177

Income (loss) from continuing operations before income taxes	(41,762)	(34,594)	8,985
Provision (benefit) for income taxes	(1,769)	(14,861)	4,648

Net income (loss) from continuing operations	(39,993)	(19,733)	4,337

Discontinued operations:
Gain (loss) associated with the sale of Jackson & Perkins	1,250	(1,414)	282
Operating income loss on discontinued operations	—	632	8
Provision (benefit) for income taxes	485	(336)	19

Net income (loss) from discontinued operations	765	(446)	271

Net income (loss)	$(39,228)	$(20,179)	$4,608

Fiscal 2010 Operating Results Summary

In fiscal 2010 we continued to experience a challenging economic environment characterized by a slowly recovering economy and reduced consumer confidence. The weaker economy contributed to lower sales in our Direct Marketing, Stores and Wholesale segments. Gross profit and gross margin declines were primarily related to lower overall product demand, higher delivery discounts, and the effect of lower sales over our fixed costs. The decrease in selling, general and administrative expenses was primarily driven by lower advertising, decreased assets impairments as well as lower payroll expenses attributable to reductions in workforce. The decrease in selling, general and administrative expenses was partially offset by higher stock option expenses associated with the employment of new management and severance expenses incurred in connection with the elimination of certain full-time positions across the Company as well as the termination of certain other employees and executives.

Net Sales

The following table summarizes our net sales from continuing operations and net sales by reportable business segment for the periods indicated (dollars in thousands).

	Fiscal 2010	Percent of Total	Fiscal 2009	Percent of Total	Fiscal 2008	Percent of Total
Direct Marketing	$283,114	66.3%	$325,902	66.6%	$372,552	68.4%
Stores	114,421	26.8	125,921	25.7	138,129	25.3
Wholesale	29,239	6.9	37,773	7.7	34,383	6.3

Total net sales	$426,774	100.0%	$489,596	100.0%	$545,064	100.0%

Direct Marketing

Our Direct Marketing segment net sales, which include consumer catalog, Internet, business-to-business and outbound telemarketing channels, decreased $42,788, or 13.1%, to $283,114 for fiscal 2010 compared to fiscal 2009. The sales decline was primarily driven by lower average order size resulting from lower advertised retail prices and increased delivery discounts on slightly lower unit volume.

Our Direct Marketing segment net sales, decreased $46,650, or 12.5%, to $325,902 for fiscal 2009 compared to fiscal 2008. The sales decline was driven by reduced overall order demand in our Harry and David direct marketing division and, to a lesser extent, lower average order size reflecting higher discounts and fewer items per order. These declines attributable to the Harry and David division were partially offset by the addition of Wolferman’s and Cushman’s products.

Stores

Our Stores segment net sales decreased $11,500, or 9.1%, to $114,421 for fiscal 2010 compared to fiscal 2009 as comparable store sales decreased 4.1%, or $4,748. The decrease was driven by a combination of lower customer traffic in existing stores, fewer stores in operation, and lower conversion, partially offset by higher retail prices. The decrease was partially offset by the contribution of $900 of net sales from our non-comparable stores.

Our Stores segment net sales decreased $12,208, or 8.8%, to $125,921 for fiscal 2009 compared to fiscal 2008 as comparable store sales decreased 10.8%, or $14,514. The decrease was driven by lower customer traffic and overall transaction volume, reflecting similar trends in the broader retail environment. The decrease was partially offset by the contribution of $624 of net sales from our non-comparable stores.

A store becomes comparable in the first fiscal month after it has been open for a full twelve months, at which point its results are included in comparable store sales. When a store’s square footage has been changed as a result of reconfiguration or relocation within the same retail complex, the store continues to be treated as a comparable store.

The following table summarizes our store openings and closures for the last three fiscal years:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Stores in operation, beginning of period	138	143	135
Stores opened	1	1	13
Store closures	(14)	(6)	(5)

Stores in operation, end of period	125	138	143

The Company also operated two Cushman’s seasonal stores during fiscal year 2010 one of which was permanently closed in the fourth quarter of fiscal 2010.

Wholesale

Our Wholesale segment net sales decreased $8,534, or 22.6%, to $29,239 for fiscal 2010 compared to fiscal 2009. The decline was primarily due to our decision not to renew holiday sales to a major wholesale customer.

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

	Fiscal 2010	Percent of Sales	Fiscal 2009	Percent of Sales	Fiscal 2008	Percent of Sales
Direct Marketing	$114,467	40.4%	$138,752	42.6%	$179,467	48.2%
Stores	54,506	47.6	57,458	45.6	65,550	47.5
Wholesale	4,951	16.9	6,219	16.5	4,153	12.1

Total gross profit	$173,924	40.8%	$202,429	41.3%	$249,170	45.7%

Direct Marketing

Our Direct Marketing segment gross profit decreased $24,285, or 17.5%, to $114,467 in fiscal 2010 from fiscal 2009. Gross profit as a percentage of Direct Marketing segment net sales was 40.4% in fiscal 2010 as compared to 42.6% in fiscal 2009. The gross profit and gross margin decreases were primarily due to lower sales and higher delivery discounts, partially offset by the effect of lower overhead costs.

Our Direct Marketing segment gross profit decreased $40,715, or 22.7%, to $138,752 in fiscal 2009 from fiscal 2008. Gross profit as a percentage of Direct Marketing segment net sales was 42.6% in fiscal 2009 as compared to 48.2% in fiscal 2008. The gross profit and gross margin declines were primarily due to lower overall product demand, higher product and delivery markdowns and discounts, and, to a lesser extent, the addition of slightly lower gross margins of our acquired brands. Also contributing to the declines were increased inventory write-downs, higher material costs and the effect of lower sales volume over our fixed costs, slightly offset by lower delivery expense.

Stores

Our Stores segment gross profit decreased $2,952, or 5.1%, to $54,506 in fiscal 2010 from fiscal 2009. Gross profit as a percentage of Stores segment net sales was 47.6% in fiscal 2010 and 45.6% in fiscal 2009. The gross profit decline in fiscal 2010 was primarily due to fewer stores in operation combined with lower sales in our comparable stores. The improvement in gross margin was attributable to product mix and lower markdowns as well as lower overhead costs.

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

Wholesale

Our Wholesale segment gross profit decreased $1,268, or 20.4%, to $4,951 in fiscal 2010 from fiscal 2009. Gross profit as a percentage of segment net sales was 16.9% and 16.5% for fiscal 2010 and 2009, respectively. The gross margin increase was primarily attributable to product mix. The gross profit decline was attributable to lower sales, as previously discussed.

Our Wholesale segment gross profit increased $2,066, or 49.7%, to $6,219 in fiscal 2009 from fiscal 2008. Gross profit as a percentage of segment net sales was 16.5% and 12.1% for fiscal 2009 and 2008, respectively. The gross profit and gross margin increases were primarily attributable to the addition of Cushman’s, lower overall freight costs, lower inventory write-offs and decreased overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of occupancy costs associated with our stores and corporate facility, advertising, credit costs, call center expenses, depreciation and amortization for store leasehold improvements and fixtures, corporate facilities, IT equipment and software, and corporate administrative functions. Occupancy expenses associated with the stores and corporate facility include rent, common area maintenance, utilities and other general expenses. Corporate administrative functions include the costs of executive administration, legal, human resources, marketing, merchandising, finance, insurance, information technology and other general expenses.

The following table summarizes our selling, general and administrative expenses from continuing operations and by reportable business segment as a percentage of net sales for the periods indicated (dollars in thousands).

	Fiscal 2010	Percent of Sales	Fiscal 2009	Percent of Sales	Fiscal 2008	Percent of Sales
Direct Marketing	$127,543	45.1%	$153,126	47.0%	$140,259	37.6%
Stores	64,103	56.0	71,958	57.1	74,408	53.9
Wholesale	5,676	19.4	5,251	13.9	3,341	9.7

Total selling, general and administrative expenses	$197,322	46.2%	$230,335	47.0%	$218,008	40.0%

Selling, general and administrative expenses decreased $33,013, or 14.3%, to $197,322 in fiscal 2010 from fiscal 2009 and increased $12,327, or 5.7%, to $230,335 in fiscal 2009 from fiscal 2008.

The decrease in selling, general and administrative expense in fiscal 2010 versus fiscal 2009 was driven primarily by lower advertising, payroll and lease expenses with an additional decline of $14,123 primarily attributable to non-cash impairment charges recorded in fiscal 2009 offset by increased stock option expenses of $9,835 and severance costs.

The increase in selling, general and administrative expense in fiscal 2009 versus fiscal 2008 was primarily due to $14,855 of non-cash impairment charges and the addition of Wolferman’s and Cushman’s advertising costs in the Direct Marketing segment, severance charges, partially offset by lower advertising costs in the Harry and David Direct Marketing division and lower consolidated payroll costs. There were no incentive compensation expenses in fiscal 2009 or fiscal 2008. For a discussion of the impairment charges recorded in fiscal 2009 see “Note 7 – Balance Sheet Information” in the notes to our consolidated financial statements included in this Form 10-K.

Consolidated selling, general and administrative expenses as a percentage of consolidated net sales were 46.2%, 47.0% and 40.0% for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Other (Income) Expense, net

Other (income) expense consists of interest and other non-operating expense (income). The following table summarizes other (income) expense for the periods indicated (dollars in thousands.)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net interest expense	$18,842	$21,235	$22,519
Gain on debt prepayment	—	(15,416)	(303)
Other (income) expense, net	(478)	869	(39)

Total other (income) expense	$18,364	$6,688	$22,177

Net interest expense decreased from fiscal 2009 to fiscal 2010 and from fiscal 2008 to fiscal 2009 primarily due to a lower outstanding balance on our Senior Notes resulting from our debt repurchases in both fiscal 2009 and 2008. The interest expense savings was partially offset by lower interest income as we had less available cash to invest in fiscal 2010 compared to fiscal 2009. As a result of the debt repurchases, we recorded a gain on debt prepayment in both fiscal 2009 and 2008, as discussed in “Note 8– Borrowing Arrangements” in the notes to our consolidated financial statements included in this Form 10-K.

Other (income) expense, net is comprised of a vendor refund related to prior years and royalties in fiscal 2010, expenses related to uncertain tax positions and the write-off of a cost basis investment in fiscal 2009 and miscellaneous other income in fiscal 2008.

Income Taxes

Total income taxes may differ from the amount computed by applying the federal corporate tax rate of 35% due to the net result of permanent differences, changes in the valuation allowance and the inclusion of state and local income taxes, net of the federal tax benefit. The combined federal and state tax effective rates were 4.2%, 43.0% and 51.7% in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

In fiscal 2010, the effective tax rate for continuing operations was lower than the federal statutory rate primarily due the recognition of a valuation allowance of $14,966. In fiscal 2009, the effective tax rate for continuing operations was higher than the federal statutory tax rate primarily due to a decrease in uncertain tax positions of $341, the recognition of general business credits of $388, state tax benefit of $1,734, and the domestic production activities deduction of $220. The effective tax rate in fiscal 2008 was higher than the statutory rate primarily due to a mid-year structural reorganization that resulted in a higher state tax expense and cumulative adjustments to deferred tax items of $686 due to changes in the state tax rate as well as an increase in uncertain tax positions of $881, offset by the reversal of the remaining valuation allowance of $795. For further information see “Note 3 – Summary of Significant Accounting Policies – Income Taxes” and “Note 10 – Income Taxes” in the notes to our consolidated financial statements included in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At June 26, 2010, our primary sources of liquidity were cash, cash equivalents and short-term investments of $18,729 and unused borrowings under our revolving credit facility. As of June 26, 2010, we had no borrowings outstanding and $1,232 in letters of credit outstanding under the revolving credit facility. As a result of an amendment to our credit facility in July 2010, the size of the facility was reduced to $105,000. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at June 26, 2010, were approximately $32. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility to finance operations leading up to the holiday selling season. The available borrowing amounts under the revolving credit facility vary significantly from January to July, where available borrowings are at a low point compared to August to November, where significant amounts are available. As a result, our borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Generally, cash provided by operations peaks during our second fiscal quarter because of the holiday selling season and funds our operations from January to July.

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

Cash Flows from Operating Activities from Continuing Operations

Cash provided by (used in) operating activities from continuing operations totaled $4,281, $(4,897) and $25,482 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Operating cash increased in fiscal 2010 from fiscal 2009 primarily due to improved working capital management coupled with a slightly lower operating loss. Operating cash decreased from fiscal 2008 to fiscal 2009 primarily due to lower operating income.

Cash Flows from Investing Activities from Continuing Operations

Cash used in investing activities from continuing operations totaled $7,121 in fiscal 2010 and consisted primarily of $2,190 for capital expenditures and $4,992 for the purchases of short-term investments.

Cash used in investing activities from continuing operations totaled $68 in fiscal 2009 and consisted primarily of $8,509 for the acquisition of Cushman’s business and capital expenditures of $6,678, partially offset by $15,097 in proceeds from the sale of short-term investments. Capital expenditures in fiscal 2009 consisted primarily of distribution and operations projects.

Cash used in investing activities from continuing operations totaled $30,398 in fiscal 2008 and consisted primarily of $22,784 for the acquisition of Wolferman’s, capital expenditures of $17,855 and $14,964 for the purchase of short-term investments, partially offset by $25,173 in proceeds from the sale of short-term investments. Capital expenditures in fiscal 2008 consisted primarily of cash used to fund our ERP system implementation, the development of new stores, our transportation and fulfillment management systems and our new optical defect pear sorter.

We currently expect our investing activities in fiscal 2011 to include capital expenditures between $9,000 and $11,000, consisting primarily of spending for new retail pop-up stores and IT infrastructure maintenance, e-commerce upgrades and ongoing SAP implementation projects. However, our actual capital expenditures for fiscal 2011 may differ from those currently anticipated depending upon the size and nature of new business opportunities, actual cash flows generated by operations and the timing of new project spending.

Cash Flows from Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations totaled $75, $21,156 and $11,008 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Cash used in financing activities from continuing operations in fiscal 2010, fiscal 2009 and fiscal 2008 primarily consisted of borrowings and repayments on our revolving credit facility, funds used to repurchase our Senior Notes of $0, $20,366, and $9,405, respectively, and repayments for our capital lease obligations of $147, $790 and $1,684, respectively.

Cash Flows from Discontinued Operations

Cash flows provided by operating activities from discontinued operations were $0, $724 and $3,147 in fiscal 2010, fiscal 2009 and fiscal 2008. Cash provided by operating activities from discontinued operations in fiscal 2009 and fiscal 2008 was attributable to cash payments made to us for transitional services we provided to the buyers of the Jackson & Perkins business.

Cash provided by investing activities from the discontinued Jackson & Perkins operations was $1,250 in fiscal 2010, $0 in fiscal 2009, and $4,161 in fiscal 2008. Cash provided by investing activities in fiscal 2010 consisted of proceeds from the sale of certain land use rights. Cash provided by investing activities in fiscal 2008 consisted of proceeds from the divestiture of the Jackson & Perkins businesses.

The divested Jackson & Perkins businesses did not impact our historical cash flows from financing activities.

Borrowing Arrangements

Revolving Credit Facility

Our principal sources of liquidity are available cash, cash flows from operations, and borrowings under our revolving credit facility. Our ability to borrow under the revolving credit facility is subject to compliance with the borrowing base and with financial covenants and other customary conditions, including that no default under the facility shall have occurred and be continuing. In July 2010, we amended our credit facility to, among other things, (A) extend the maturity date from March 20, 2011 to the earliest to occur of (i) July 7, 2014, (ii) 45 days prior to the final maturity date of Harry and David’s Floating Rate Senior Notes due 2012 (unless such notes are paid in full prior to such date) and (iii) 45 days prior to the final maturity date of Harry and David’s 9.0% Senior Notes due 2013 (unless such notes are paid in full prior to such date), (B) reduce the size of the facility from $125,000 to $105,000 (subject to an accordion feature providing Harry and David with an option to increase the aggregate commitments under the Credit Agreement by up to $20,000, upon satisfaction of certain conditions and at the sole discretion of any existing lenders requested to provide any increased commitment), (C) increase certain fees payable under the revolving credit facility and (D) increase the margins on borrowings under the revolving credit facility, (i) in the case of Eurodollar borrowings, from a range of 1.50% to 2.00% to a range of 3.25% to 3.50% and (ii) in the case of Alternate Base Rate borrowings, from a range of .50% to 1.00% to a range of 2.25% to 2.50% and changed the basis for determining the applicable margin from the method based on our consolidated leverage ratio to a usage-based method tied to the level of borrowings and letters of credit under the revolving credit facility. For further details on the amendment, see “Note 18—Subsequent Events” in the notes to our consolidated financial statements included in this Form 10-K.

Due to the seasonal nature of our business, we draw on our revolving credit facility to provide seasonal working capital to support inventory buildup and catalog production in advance of the holiday selling season and for other general corporate purposes. We have consistently generated substantial amounts of cash each holiday selling season. We are required by our banks to pay down the revolving credit facility to zero by the next business day following December 25th of each year. In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31 each year an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of at least $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio (as defined in the revolving credit facility), subject to certain conditions. Cash generated during the holiday selling season is also typically used to fund our operations for several months during the post-holiday selling season, until we begin to build inventories and other working capital components to support our next holiday selling season.

We are required to pay a commitment fee equal to (i) 0.75% per annum on the average daily unused amount of the Revolving Commitment of such Lender for each day on which usage is greater than 60% or (ii) 1.00% per annum on the average daily unused amount of each Commitment of such Lender for each day on which usage is less than or equal to 60%. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

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

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Item 1A – Risk Factors” in this Form 10-K. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture. At June 26, 2010, we were in compliance with all of our covenants under the revolving credit facility.

Long-term Debt

As of June 26, 2010, Harry and David, our wholly owned subsidiary, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012, and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.54% and 5.67% at June 26, 2010 and June 27, 2009, respectively. The Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments.

In fiscal 2009 and fiscal 2008, we repurchased $36,638 and $10,000 of our Senior Notes in open market transactions, respectively, which resulted in net gains recognized of $15,416 and $303, respectively. See “Note 8-Borrowing Arrangements” in the notes to our consolidated financial statements included in this Form 10-K.

On November 30, 2007, in connection with an internal corporate re-organization, Harry & David Operations Corp. merged with and into Harry and David, its wholly-owned subsidiary, and Harry and David assumed all of Harry & David Operations Corp.’s obligations under the Senior Notes.

The Senior Notes represent the senior unsecured obligations of Harry and David and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of our subsidiaries. See “Note 19—Condensed Consolidating Financial Statements” in the notes to our Consolidated Financial Statements included in this Form 10-K. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. These covenants significantly limit our ability to obtain funds from our subsidiaries in the form of loans, dividends or other advances other than (i) dividends or loans in limited circumstances if our fixed charge coverage ratio reaches specified levels or (ii) dividends paid to us by our subsidiary, Harry and David, for the purpose of paying (A) management fees not to exceed $1,000 per year (excluding out-of-pocket expenses, (B) our consolidated income taxes when and as due, and (C) up to $2,000 (since the date of the indenture) relating to expenses associated with an initial public offering. With respect to dividends other than as described in the preceding sentence, even if the fixed charge coverage ratio threshold has been met, Harry and David may only pay us dividends up to a specified amount based upon, among other things, our consolidated net income and any cash proceeds received by Harry and David from the sale of equity securities or contributions to equity.

Our ability to comply with these covenants may be affected by events beyond our control, such as those described under “Item 1A – Risk Factors”. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes and lenders under the credit facility could accelerate all amounts outstanding to be immediately due and payable.

At June 26, 2010, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

While our recent acquisitions were financed with cash on hand, we expect to finance any future acquisitions using cash, capital stock, debt securities or the assumption of indebtedness. However, the restrictions imposed on us by the agreements governing our debt outstanding at the time may affect this strategy. In addition, to meet the resulting capital requirements, we may be required to request increases in amounts available under our revolving credit facility, enter into new credit facilities, issue new debt securities or raise additional capital through equity financings. We may not be able to obtain an increase in the amounts available under our revolving credit facility on satisfactory terms, if at all, and we may not be able to successfully complete any future bank financing or other debt or equity financing on satisfactory terms, if at all. As a result, our ability to make future acquisitions is uncertain.

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

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of June 26, 2010 (dollars are in thousands).

	Amounts due by period
	Total	Less than 1 year	1-3 years	4-5 Years	More than 5 years
Long-term debt obligations	$198,362	$—	$198,362	$—	$—
Estimated interest payments on long-term debt (1)	40,337	15,840	24,497	—	—
Capital lease obligations (2)	323	323	—	—	—
Operating lease obligations	76,079	11,664	16,278	8,224	39,913
Purchase obligations	13,175	13,175	—	—	—
Pension obligations (3)	29,474	3,921	10,664	14,889	—
Other miscellaneous obligations	495	199	246	50	—

Total	$358,245	$45,122	$250,047	$23,163	$39,913

(1)	Estimated interest payments exclude interest on borrowings under our revolving credit facility because we are unable to estimate future borrowings. However, for reference, in fiscal 2010 we borrowed and repaid $85,000 under the facility and paid $781 of interest and fees. Because we are unable to predict future LIBOR rates, for purposes of calculating estimated interest payments, we assumed an interest rate of 5.54% per annum on our Senior Floating Rate Notes for all periods, the applicable interest rate as of June 26, 2010.

(2)	Capital lease obligations include payments for principal and interest.

(3)	Represents our forecasted minimum contributions.

OFF BALANCE SHEET ARRANGEMENTS

Leases

We lease certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging primarily from 3 to 10 years and up to 22 years. Certain of these leases contain purchase options and renewal options for various terms. In addition to minimum rental payments, certain of our retail store leases require us to make contingent rental payments, which are based upon certain factors such as sales volume and property taxes. The contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable. Material leasehold improvements are depreciated over the shorter of the estimated useful life or the lease term. For further information see “Note 12 – Leases” in the notes to our consolidated financial statements included in this Form 10-K.

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

Our fiscal 2010 EBITDA from continuing operations decreased $11,747, from fiscal 2009 primarily due to the $15,416 gain on debt repurchases reflected in EBITDA in fiscal 2009. Our fiscal 2009 EBITDA from continuing operations decreased $44,720, or 86.0%, from fiscal 2008 primarily due to a decline in operating performance, as described above.

The following table reconciles EBITDA from continuing operations to net cash provided by (used in) operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net income (loss) from continuing operations which we believe to be the closest GAAP performance measure to EBITDA (dollars are in thousands).

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net income (loss) from continuing operations	$(39,993)	$(19,733)	$4,337
Interest expense, net from continuing operations	18,842	21,235	22,519
Provision (benefit) for income taxes from continuing operations	(1,769)	(14,861)	4,648
Depreciation and amortization from continuing operations	18,449	20,635	20,492

EBITDA from continuing operations	$(4,471)	$7,276	$51,996
Interest expense, net from continuing operations	(18,842)	(21,235)	(22,519)
Provision (benefit) for income taxes from continuing operations	1,769	14,861	(4,648)
Amortization of deferred financing costs	2,372	2,435	2,604
Stock option compensation expense	10,317	482	552
Loss on disposal and impairment of fixed assets and other long-lived assets	922	15,045	1,665
Gain on short-term investments	(7)	(64)	(426)
Deferred income taxes	11,307	(3,213)	(22,916)
Amortization of deferred pension loss	1,326	1,695	—
Gain on debt prepayment	—	(15,416)	(303)
Changes in operating assets and liabilities from continuing operations	(412)	(6,763)	19,477

Net cash provided by (used in) operating activities from continuing operations	4,281	(4,897)	25,482
Net cash provided by (used in) operating activities from discontinued operations	—	724	3,147

Net cash provided by (used in) operating activities	$4,281	$(4,173)	$28,629

Because each of the different items of expense and/or income set forth below are not included in each period presented, net income (loss) and EBITDA for fiscal 2010, fiscal 2009 and fiscal 2008 may not be comparable, and may not be indicative of future results.

In fiscal 2010, net loss and EBITDA from continuing operations included:

•	$10,317 of non-cash stock option compensation expenses;

•	$7,074 in severance and re-organization payroll and benefits;

•	$1,904 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$1,000 of fees paid to Wasserstein and Highfields under the management agreement;

•	$922 loss on impairment and disposal of fixed assets and other long-lived assets, net;

•	$686 in certain recruiting and relocation expenses;

•	$414 related to pension settlement expense;

•	$405 gain on insurance premium refund from prior years;

•	$350 related to store closure expenses and lease termination costs for our Eugene, Oregon call center;

•	$110 of state net worth tax adjustments;

•	$99 gain related to uncertain tax positions; and

•	$20 loss on legal settlement.

In fiscal 2009, net loss and EBITDA from continuing operations included:

•	$15,416 net gain on repayment of long-term debt;

•	$14,855 of non-cash charges of goodwill, intangibles, certain other long-lived assets;

•	$3,899 of inventory write-off expenses;

•	$3,693 of severance related expenses;

•	$1,789 of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$1,000 of fees paid to Wasserstein and Highfields under the management agreement;

•	$820 of amortization and integration expenses related to our acquisitions;

•	$577 of expenses related to uncertain tax positions;

•	$325 related to the write down of a cost basis investment;

•	$300 of income associated with a vendor settlement;

•	$237 of certain relocation and recruitment charges;

•	$190 loss on disposal of fixed assets; and

•	$89 of expenses related to land rezoning.

In fiscal 2008, net income and EBITDA from continuing operations included:

•	$5,279 of consulting fees associated with certain corporate strategic initiatives including acquisitions and information technology projects;

•	$1,665 loss on disposal and impairment of fixed assets and long-lived assets;

•	$1,108 of severance and re-organization payroll and benefits;

•	$1,000 of fees paid to Wasserstein and Highfields under the management agreement;

•	$599 of expenses for certain deferred costs relating to prior years;

•	$442 expense for certain inventory adjustments related to our ERP conversion;

•	$324 of expense related to inventory step-up purchase accounting amortization;

•	$304 of costs associated with legal settlements;

•	$248 of employee executive recruiting charges;

•	$303 net gain on prepayment of long-term debt; and

•	$204 gain related to uncertain tax positions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates and commodity prices, which could impact our financial condition, results of operations and cash flows. We plan to manage our exposure to these and other market risks through regular operating and financing activities and if deemed necessary, the use of derivative financial instruments. If we begin to use such derivative financial instruments, they will be used as risk management tools and not for speculative investment purposes. As of June 26, 2010, we had no derivative financial instruments in use.

INTEREST RATE RISK

Interest on our outstanding floating rate notes and interest on borrowings under our revolving credit facility accrue at variable rates based on LIBOR and the federal funds overnight rate, among other things. Assuming we were to borrow the entire amount available under our revolving credit facility, together with our outstanding Senior Floating Rate Notes as of August 31, 2010, a 1.0% change in the interest rate on our variable rate debt would result in a $1,632 corresponding effect on our interest expense on an annual basis. The interest rates on our variable rate long-term debt will reflect the market rate of the Senior Floating Rate Notes.

COMMODITY RISK

We have commodity risk as a result of some of the raw materials we utilize in our business, including paper for our catalog operations, corrugated packaging for our delivery needs, chocolate, butter fat, sugar and cheese used to produce some of our products, and fruit that we do not grow ourselves. We do not enter into formal hedging arrangements to mitigate against commodity risk

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included in this Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 9, 2009, we engaged PricewaterhouseCoopers, LLP, as our independent accountants for the year ending June 26, 2010. The reports of Ernst & Young LLP on the consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the fiscal 2009 and fiscal 2008 and through November 6, 2009, there have been (i) no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their reports on the consolidated financial statements for such years and (ii) there have been no reportable events (as described in Regulation S-K Item 304(a)(1)(v)).

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 26, 2010, the end of the period covered by this Form 10-K. Based upon the evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 26, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In addition, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control system is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of June 26, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of June 26, 2010. During this process, we identified control improvements, none of which constitute a material weakness, either individually or in the aggregate, and implemented a process to investigate and, as appropriate, remediate such matters. We are continuing to review, evaluate, document and test our internal controls and procedures and may identify areas where disclosure and additional corrective measures are required. We also continue to look for methods to improve our overall system of controls.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-K.

There were no changes in our internal controls during fiscal 2010 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting for the fiscal year ended June 26, 2010.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The board of directors is responsible for the appointment and evaluation of the Company’s officers. Wasserstein, together with current and former employees of Harry and David, currently owns approximately 66% of our common stock and Highfields currently owns approximately 34% of our common stock. As a result, Wasserstein, alone or together with Highfields, will effectively be able to control, and Highfields, alone or together with Wasserstein, will be able to influence, the Company’s affairs and policies, the election of our directors and the appointment of the Company’s management. A majority of the members of the board of directors are currently representatives of Wasserstein. We currently do not have any board committees. The following table sets forth information with respect to the Company’s directors and executive officers, as of the date hereof.

Name	Age	Position

Steven J. Heyer	58	Chairman of the Board and Chief Executive Officer, Director

Edward F. Dunlap	54	Chief Financial Officer

Ross A. Klein	48	Executive Vice President, Chief Brand Officer

Drew H. Reifenberger	45	Executive Vice President, Chief Customer Officer

Peter D. Kratz	56	Executive Vice President, Operations

Ellis B. Jones	56	Director

George L. Majoros, Jr.	49	Director

Steven J. Heyer became our Chairman and Chief Executive Officer on February 8, 2010 upon the resignation of Mr. William H. Williams. He has served as a director of Lazard Ltd and Lazard Group since June 2005 and was appointed Lead Director in November 2009. He is a founder of Avra Kehdabra Animation LLC, a computer animation studio company, and Chairman of Next 3D, a software company. Before becoming a director of Lazard Ltd, Mr. Heyer was the Chief Executive Officer of Starwood Hotels & Resorts Worldwide, a hospitality company, from October 2004 until April 2007. Prior to joining Starwood, he was President and Chief Operating Officer of The Coca-Cola Company, a beverage company, from 2002 to September 2004. From 1994 to 2001 he was President and Chief Operating Officer of Turner Broadcasting System, Inc., a major producer of news and entertainment, and a member of AOL Time Warner’s Operating Committee. Previously, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, marketing communications agency, and before that spent 15 years at Booz Allen & Hamilton, a consulting firm, ultimately becoming a Senior Vice President and Managing Partner. He is a member of the Board of Directors of Omnicare, Inc. and the National Collegiate Athletic Association. Mr. Heyer has ownership positions in a portfolio of private companies and is a member of many of their boards of directors. Mr. Heyer had previously served on the Board of Directors of Starwood Hotels & Resorts Worldwide until April 2007. Mr. Heyer has extensive leadership experience with some of the world’s most influential consumer brands and is well known for his strategic vision and ability to create strong brand loyalty and drive consumer demand. Mr. Heyer was selected to be Chairman and Chief Executive Officer of our Company because of the depth of his analytical skills, which he has applied in a variety of leadership positions across diverse industry groupings, including broadcast media, consumer products, and hotel and leisure companies.

Edward F. Dunlap joined Harry & David as Senior Vice President, Chief Financial Officer on August 10, 2009. Prior to joining the Company, Mr. Dunlap served as Chief Financial Officer for Shaklee Corporation, a natural nutrition company, for three years, prior to which he held various executive positions with Wild Oats Markets Inc., a natural foods grocery chain, from 2001 to 2005, most recently as Senior Vice President of Operations and prior to that, Chief Financial Officer.

Ross A. Klein became our Executive Vice President, Chief Brand Officer on February 18, 2010. Prior to joining the Company, Mr. Klein served as Global Head of Luxury & Lifestyle Brands of Hilton Hotels Corporation, a global hospitality company, and President of Starwood Hotels & Resorts Worldwide Inc, and W Hotels Worldwide of Starwood Hotels & Resorts Worldwide Inc. Previously, he served as Senior Vice President of Corporate Marketing for Ralph Lauren, a luxury clothing company, the Polo Jeans Company, a casual apparel and sportswear company, and Joe Boxer, a clothing company.

Drew H. Reifenberger became our Executive Vice President, Chief Customer Officer on February 18, 2010. Prior to joining the Company, Mr. Reifenberger held various senior management positions at Turner Sports Interactive, a business management consulting company, NASCAR Inc., a sports company, Super Deluxe, and Global Client Solutions LLC.

Peter D. Kratz was promoted to Executive Vice President, Operations, on March 1, 2006. Mr. Kratz joined our company in 1999 as Senior Vice President and General Manager, Product Supply. Prior to joining us, Mr. Kratz spent eight years with Sara Lee Bakery, a food manufacturing company, where he left as Vice President of Frozen Baked Goods Operations at the Chicago headquarters. Prior to that, Mr. Kratz held positions at Procter & Gamble, a multinational consumer goods company, and Pepperidge Farm, Inc., a premium food company.

Ellis B. Jones has been a Director of our company since 2005. He has served as Chief Executive Officer of Wasserstein & Co., LP, an investment banking company since January 2001. Prior to becoming Chief Executive Officer of Wasserstein & Co., LP, Mr. Jones was a Managing Director of the investment banking firm Wasserstein Perella Group Inc. from February 1995 to January 2001. Prior to joining Wasserstein Perella Inc., Mr. Jones was a Managing Director at Salomon Brothers Inc., an investment-banking company, in its Corporate Finance Department from March 1989 to February 1995. Prior to joining Salomon Brothers Group Inc., Mr. Jones worked in the Investment Banking Department at The First Boston Corporation, an investment-banking company, from September 1979 to March 1989. Mr. Jones brings to the board a wealth of general business expertise and management and corporate governance expertise, gained through his investment banking experience and board activities.

George L. Majoros, Jr. has been a Director of our Company since 2004. He has been President and Chief Operating Officer of Wasserstein since its inception in January 2001. Previously, Mr. Majoros was a Managing Director of Wasserstein Perella & Co., Inc., an investment-banking company, and Chief Operating Officer of its Merchant Banking Group from 1997 to 2001. Mr. Majoros joined Wasserstein Perella & Co., Inc. in early 1993 after practicing law with Jones Day for approximately seven years. He also currently serves on the boards of directors of numerous private companies. Mr. Majoros brings to the board a valued legal perspective gained during his time at Jones Day and general business and industry expertise gained through his investment banking experience and board activities.

CORPORATE GOVERNANCE

We have a code of ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our code of ethics may be found on our website, www.hndcorp.com, in the investor relations section under governance. We expect to post any amendments to, or waivers of, our code of ethics on our website in order to satisfy the disclosure requirements for such amendments or waivers under the rules and requirements applicable to Form 8-K. Our board of directors, which acts as the Audit Committee, has not specifically identified one of its members as an audit committee financial expert. The board of directors does not maintain a specific audit committee financial expert because the entire board carries out the functions typically performed by an audit committee. In this respect, the board of directors considers that each of its directors are able to read and understand fundamental financial statements and understand generally accepted accounting principles in connection with our financial statements.

ITEM 11.	EXECUTIVE COMPENSATION

All monetary amounts presented in this Item 11 are in actual dollars unless otherwise indicated.

COMPENSATION DISCUSSION AND ANALYSIS

The following “Compensation Discussion and Analysis” describes the material elements of compensation for the following individuals, collectively referred to as the “named executive officers”:

Current executive officers:

•	Steven J. Heyer, Chairman of the Board and Chief Executive Officer

•	Edward F. Dunlap, Chief Financial Officer

•	Ross A. Klein, Executive Vice President, Chief Brand Officer

•	Drew H. Reifenberger, Executive Vice President, Chief Customer Officer

•	Peter D. Kratz, Executive Vice President, Operations

Former executive officers:

•	William H. Williams, Former President and Chief Executive Officer

•	Stephen V. O’Connell, Former Chief Financial Officer and Chief Administrative Officer

•	Cathy J. Fultineer, Former Executive Vice President, Brand Development and Product Innovation

•	Rudd C. Johnson, Former Executive Vice President, Human Resources

Our board of directors is responsible for oversight of the compensation plans for executives and other senior management, reviewing compensation levels and approving compensation policies. Our compensation policies are intended to attract, motivate and reward highly qualified executives for the execution of specific long-term strategic management goals and the enhancement of stakeholder value.

Non-management members of the board of directors review the reasonableness of, and approve recommendations regarding, the compensation of our named executive officers and other senior management. Our executive officers make recommendations to the board of directors regarding the compensation of all executive officers, other than the Chief Executive Officer, and the metrics appropriate for measuring officers’ performance. The compensation of the Chief Executive Officer and the other named executive officers is reviewed and determined solely by the board of directors. Our executive officers and the board of directors are authorized to retain any consultants they believe are necessary or appropriate in making compensation decisions. In fiscal 2010, however, the board of directors did not retain any compensation consultants.

In developing the executive officers’ compensation for fiscal 2010, the board of directors primarily considered historical compensation levels within the company and the directors’ general understanding of current compensation practices for comparable positions in the marketplace.

The compensation of executive officers consists of the following components:

•	Base salary;

•	Annual cash incentive compensation;

•	Long-term equity incentive awards;

•	Pension and retirement benefits; and

•	Perquisites and personal benefits.

Base Salary. We pay base salary to provide meaningful levels of cash compensation to executives while allowing us to manage our fixed costs. Generally, the salaries are reviewed annually and are based on the following: job scope and responsibilities; company and business unit performance; and the directors’ general understanding of current compensation practices regarding salaries in the general marketplace. For fiscal 2010, however, due to the recent changes in the composition of the executive team, no salary reviews were conducted, and no adjustments were made to the compensation of the executive officers. In addition, from April 1, 2009 through July 31, 2009, the amount of each active executive’s base salary was reduced as follows: Mr. Williams, 30%; and Mr. O’Connell, Mr. Kratz, Ms. Fultineer and Mr. Johnson, 25%. We refer to this temporary decrease as the temporary pay reduction. The temporary pay reduction was implemented due to the Company’s desire to conserve cash in the third and fourth quarters of fiscal 2009. As of August 1, 2009, each executive’s original base salary was reinstated.

Annual Cash Incentive Compensation. We believe that a significant portion of the annual cash compensation of our executive officers should be contingent upon a comparison of our performance against board-approved, pre-established financial objectives. The specific financial objectives of our plan focus on EBITDA (for fiscal 2010, our EBITDA was budgeted at $40,034,000), adjusted for certain events as discussed elsewhere in this document. Our incentive compensation program is designed to reward sales growth and profit performance. Each executive officer is given a target annual cash incentive equal to a fixed percentage of base salary with the target percentage increasing with increased job responsibility. The targets are reviewed periodically, and like base salaries, are based on job scope and responsibilities. Actual payouts are based primarily on company performance. These targets are intended to be “stretch goals” but to also be achievable. Goals were not attained during fiscal 2008, fiscal 2009 and fiscal 2010 to warrant any incentive compensation.

In fiscal 2010, senior management, including the Chief Executive Officer and other named executive officers, were required to meet pre-established EBITDA performance thresholds to become eligible to receive an annual cash incentive. If the thresholds were met, then the annual cash incentive payout would have been equal to 100% of the target annual cash incentive. In fiscal 2010, the pre-established EBITDA performance threshold was not met and, as a result, the board of directors did not approve a payout for any of our officers, including the named executive officers.

•	Current Chairman of the Board and CEO: Mr. Heyer does not participate in the annual cash incentive compensation program.

•	Former President and CEO: Mr. Williams had a target annual cash incentive of 70% of his base salary.

•	Current Chief Financial Officer: Mr. Dunlap had a target annual cash incentive of 50% of his base salary.

•	Former CFO and CAO: Mr. O’Connell had a target annual cash incentive of 40% of his base salary.

•

Other Named Executive Officers: Ms. Fultineer and Messrs. Kratz, Johnson, Klein, and Reifenberger had target annual cash incentives equal to 50% of their base salaries. For Messrs. Klein and Reifenberger, the cash incentive compensation opportunity was discretionary as they joined us during fiscal 2010.

For fiscal 2011, the named executive officers and other senior management will be eligible to earn their target annual cash incentives if the Company meets certain financial goals. Final details of the incentive compensation plan for fiscal 2011 are not yet complete.

In order to attract and help our new Chief Financial Officer in relocating to the Rogue Valley, we provided Mr. Dunlap a sign-on bonus of $115,000 paid to him in his first year of employment. The first portion of the bonus in the amount of $50,000 was contingent upon continued employment for a minimum of twelve months from the date of hire. The second portion of the bonus in the amount of $65,000 was contingent upon the purchase of a house or condominium in the Rogue Valley within twelve months of the date of employment. At the time of this report, both requirements were met, and the bonus was fully paid.

Long-Term Equity Incentive Compensation. We maintain a 2004 Stock Option Plan, which was subsequently amended on November 9, 2006 and February 8, 2010, that provides for the grant of incentive stock options and non-qualified stock options that are exercisable for shares of our common stock. We do not grant long-term equity incentives each year, but view this aspect of compensation to be a discretionary, equitable adjustment factor to be used periodically by our board of directors. A total of 300,000 shares of our common stock are authorized for option grants under this plan. As of June 26, 2010, we have 23,821 options available to grant under the plan.

The plan is administered by our board of directors. Options may be exercised only to the extent they have vested. In case of termination of employment or other service by reason of death, disability or normal or early retirement, or in the case of hardship or other special circumstances of an optionee holding options that have not vested, the board of directors may, in its sole discretion, accelerate the time at which such option may be exercised.

In fiscal 2010, our named executive officers described above as new executive officers were granted stock options that represented a material part of their compensation. These benefits were awarded with a purpose to attract, retain and motivate the key executive officers to create stockholder value. For more information about these grants, see the “2010 Grants of Plan-Based Awards Table” and the “Outstanding Equity Awards at 2010 Fiscal Year-End Table” below.

401(k) Plan. In order to promote retirement savings and their financial well-being, our employees, including management, are eligible to participate in our 401(k) Retirement Savings Plan, a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, we provide matching contributions equal to 100% of the participant’s eligible contributions for the first 5% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s applicable earnings. However, due to our financial performance and desire to conserve cash, on January 1, 2009, this matching contribution feature was suspended for all employees and has not been reinstated. In fiscal 2010, we did not provide a matching contribution to named executive officers.

Perquisites and Personal Benefits. We provide executive benefits and perquisites as denoted below to compete for executive talent and to promote the well-being and financial security of our named executive officers. A description of the executive benefits and perquisites, and the costs associated with providing them for the named executive officers, is reflected in the supplemental “All Other Compensation” table after the “2010 Summary Compensation Table” below. We do not view perquisites as a significant component of our overall compensation package, but do believe they can be useful in conjunction with base salary to attract and retain individuals in a competitive environment.

•	Executive Life Insurance

•	Financial Planning

•	Discount on Purchases as Board Members

On April 1, 2009, it was announced that the Financial Planning perquisite would be discontinued for fiscal 2009 and future years. However, payments will still be made for planning expenses associated with tax years prior to 2009.

For details on amounts paid for perquisites and personal benefits, see the supplemental “All Other Compensation” table after the “2010 Summary Compensation Table” below.

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

The following table shows the total monthly annuity benefit payable at normal retirement age from our Employees’ Pension Plan, which we call the Qualified Plan, and our Excess Pension Plan, which we call the Nonqualified Plan. The monthly annuity benefit shown below represents the total benefits under both the Qualified Plan and the Nonqualified Plan. Under the Qualified Plan, plan compensation is limited by Internal Revenue Code Section 401(a)(17). For calendar 2010, plan compensation is limited to $245,000.

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

The benefits in the pension plan table for all of our officers at the Senior Vice-President level and higher as of December 31, 2001 are calculated under a formula of 1.6% of final average earnings, plus an additional 0.4% of final average earnings in excess of a 35-year average Social Security taxable wage base, in each case, multiplied by service limited to 30 years. For purposes of the pension plan, earnings include earnings reported to pension plan participants on Form W-2 but do not include long-term incentive payments, retention bonuses, reimbursements or other expense allowances, cash and non-cash fringe benefits, moving expenses, distributions of nonqualified deferred compensation, welfare benefits, or any amounts contributed to any tax qualified profit sharing plan or cafeteria plan. Under the Qualified Plan, compensation was limited to $245,000 as required by Section 401(a)(17) of the Internal Revenue Code of 1986. Benefits in excess of the maximum benefits payable under the Qualified Plan or accrued as the result of compensation in excess of the maximum amount allowed under the Qualified Plan are payable under the Nonqualified Plan. As of June 26, 2010, the years of credited service for Mr. Williams, Mr. O’Connell, Mr. Kratz, Mr. Johnson and Ms. Fultineer were 20, 4, 8, 11, and 5 years, respectively. The benefits listed in the pension plan table are the total benefits payable from the Qualified Plan and the Nonqualified Plan and are not subject to deduction for Social Security or other offset amounts. See “Note 9—Benefit Programs” in the notes to our consolidated financial statements included in this Form 10-K for details regarding the assumptions used to quantify the accrued benefits shown above.

Harry and David Employees’ Pension Plan

Our Employees’ Pension Plan provides the predecessor company employees, including management, who became our employees in connection with our acquisition of Harry & David Operations Corp., with the same levels of benefit accruals that were available to the employees under the predecessor company Employees’ Pension Plan for 36 months following the date on which the 2004 Acquisition was completed (June 17, 2004). Subsequent to fiscal 2006, as noted above, we announced the approval of a freeze of the benefits provided under this plan, effective June 30, 2007. Assets attributable to the transferred employees were transferred from the predecessor plan to our Qualified Plan on August 16, 2004, with a true-up transfer of final amounts on February 7, 2005. Participants who were employed by us or the predecessor company prior to the time of the acquisition were fully vested in their pension benefits upon completion of the transaction.

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

Excess Pension Plan

Our Excess Pension Plan provides benefits to participants of our Employees’ Pension Plan, including management, to the extent benefits are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code. Under this plan, accounts of the predecessor company employees who were transferred to us as of June 17, 2004 are paid in lump sum at the earlier of termination or attainment of age 65. As noted above, subsequent to fiscal 2006 we froze the benefits provided under this plan, effective June 30, 2007. For more information about our pension plans, see the “2010 Pension Benefits Table” below.

Severance Pay Plan and Other Severance Arrangements

In fiscal 2010, our named executive officers described above as former executive officers departed the company. Upon separation of service with us, these former executive officers became entitled to severance payments in accordance with our Severance Pay Plan. These benefits represent a material part of the departed officers’ compensation in fiscal 2010. For further details on severance compensations paid to the departed officers, see the footnotes to the supplemental “All Other Compensation” table after the “2010 Summary Compensation Table” below, as well as the discussion on our Severance Pay Plan presented below.

Mr. Kratz is a participant, and our named executive officers described above as former executive officers were participants, in our Severance Pay Plan. Our other named executive officers do not participate in our Severance Pay Plan. Mr. Heyer’s severance arrangement is provided for in his employment agreement, which is described below. Messrs. Dunlap, Klein and Reifenberger are each entitled upon an involuntary termination of employment for any reason other than death, disability or cause to receive twelve months of salary and health coverage continuation.

For qualifying terminations, our Severance Pay Plan provides severance equal to twelve months of salary continuation plus a full year of the participant’s target bonus, if a bonus is paid that year. However, if the employee has less than three years of service at the time of qualifying termination, the employee shall instead receive six months of base pay, plus a prorated portion of the bonus based on the aggregate amount of base salary if a bonus is paid out in that year. Severance benefits are payable in the event of an involuntary termination of employment for any reason other than death, disability, or for cause, or in the event that an employee resigns following a relocation of the participant’s work location by more than 75 miles without the employee’s consent. During the severance period, if the former employee elects and remains eligible for health care benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, which we refer to as COBRA, we pay a portion of COBRA premiums for the former employee equal to our portion of the health premiums paid for active employees. The plan also provides an outplacement benefit. Outplacement services will be provided to the employee through a company-approved professional outplacement service. Reasonable costs for such services will be paid by us not to exceed 10% of the employee’s annual base pay or $20,000, whichever occurs first for up to six months following the employee’s qualifying termination. We will also pay for reasonable and properly documented travel expenses incurred by the employee, not to exceed $3,000, to obtain such services if an approved outplacement service does not exist within a 75-mile radius of the employee’s residence. Severance payments shall be paid on the same schedule as the employee’s former schedule (weekly or bi-monthly) until the employee obtains another source of income or the maximum severance benefits has been paid, whichever occurs first. In the event that the employee obtains a position or has income at a lower rate of compensation (excluding unemployment benefits), we will continue payments for the difference. Cash and benefits continuation will begin immediately following the termination date, subject to the revocation period contained in the severance agreement. For more information, refer to the “Potential Payments and Benefits upon Termination of Employment” disclosure below.

Liquidity Event Plan

On February 18, 2005, we established a liquidity event award plan for each member of our senior management team who received stock options under the 2004 Stock Option Plan (see description above) as of February 18, 2005. Upon the plan’s inception, the aggregate amount of all awards to senior management was equal to approximately $6,372,000 in future payments, or 7.5% of the portion of the proceeds from the sale of notes that was distributed on the closing date to our equity sponsors as a return of capital. Currently, reflecting forfeitures, the aggregate amount of the award is approximately $6,034,100. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% vested quarterly thereafter, in each case, so long as the award recipient is an employee of Harry & David Holdings, Inc. or its affiliates, on the vesting date. As of June 26, 2010, 100% of the award was vested. For more information about our liquidity event award plan and potential payments under the plan, see our “Potential Payments and Benefits upon Termination of Employment” disclosure below.

Employment Agreements

We generally do not enter into employment agreements with our senior management. However, we have entered into an employment agreement with Mr. Heyer, our Current Chairman of the Board and Chief Executive Officer, and Mr. Williams, our Former President and Chief Executive Officer.

Steven J. Heyer. We entered into an employment agreement and a letter agreement with Mr. Heyer on February 8, 2010. Both agreements set forth the terms and conditions of Mr. Heyer’s employment with us. The term of both agreements is through February 8, 2015. Under the terms of his employment agreement, Mr. Heyer is entitled to an initial base salary of $500,000, subject to review and upward (but not downward) adjustment at least annually. We agreed that Mr. Heyer’s principal residence shall remain in Atlanta, Georgia and, accordingly, we will pay for office space and an executive assistant. Also, we will pay for Mr. Heyer’s first-class commercial air travel to and from our offices in Medford, Oregon and will provide him with accommodations and ground transportation while he is in Medford, Oregon. Mr. Heyer’s employment agreement provides for reimbursement of legal expenses incurred by him in connection with the review and negotiation of the agreement. Under his employment agreement, Mr. Heyer was also granted options to purchase 118,282 and 63,409 shares of our common stock. In addition, under Mr. Heyer’s letter agreement, we agreed to grant additional options to Mr. Heyer allowing him to (1) purchase one share of our common stock for every nine whole shares of common stock issued by us to a newly-hired employee up to a total of 2,677 shares, and (2) purchase one share of our common stock for every 19 whole shares of common stock issued by us to a newly-hired employee up to a total of 1,268 shares. Mr. Heyer does not participate in our annual cash incentive program. Also, Mr. Heyer will not receive benefits under any pension or severance plan. However, Mr. Heyer is eligible to participate in our standard employee benefits plans, fringe benefits and expense reimbursement plans that are generally available to other senior executives and executive employees, as well as certain additional fringe benefits, including supplemental life insurance benefits.

If Mr. Heyer is terminated with or without cause or resigns for or without good reason, he is entitled to receive unpaid base salary accrued for services rendered through the date of termination, any unreimbursed business expenses, and the dollar value of any vacation time accrued during the current calendar year but unused as of the date of termination. If Mr. Heyer’s employment is terminated due to death or disability, he or his estate will be entitled to receive any unpaid base salary accrued for services rendered through the date of his death or disability, any unreimbursed business expenses, and the dollar value of all vacation time accrued during the current calendar year but unused as of the date of death or disability. In the event of a change in control of the company, Mr. Heyer will be entitled to receive from us a cash bonus equal to the excess, if any, of the value at the time of such change in control of his option to purchase 118,282 shares of our common stock, assuming an exercise price per share of $96.41 over the value at the time of the change in control of such option at the exercise price set forth in the award agreement for such option.

In addition, Mr. Heyer’s letter agreement has a specific provision for liquidated damages to be paid by Mr. Heyer in the event of termination by us for cause or termination by Mr. Heyer other than for good reason within the five-year period after the date of hire.

According to this provision, Mr. Heyer will pay to us after such termination an amount in cash equal to the product of (1) (x) the total number of shares of our common stock issued upon all exercise of his option to purchase 118,282 shares of our common stock at any time on or before the 30th day after the dates listed below divided by (y) 118,282, and (2) the liquidated damages set forth below opposite the dates listed below:

Liquidated Damages	Reference Date
$10 million	February 8, 2011
$8 million	February 8, 2012
$6 million	February 8, 2013
$5.25 million	May 8, 2013, reduced (but not below zero) by $750,000 on the 8th day of each third month thereafter

If any payment under Mr. Heyer’s employment agreement would trigger an excise tax as a result of the payment being considered contingent on a change in ownership or control of the company, any such payments will be reduced to the extent necessary to ensure that the payment will not be subject to the tax as an excess parachute payment or, if it would result in a greater net payment to Mr. Heyer, he will be paid the full amount subject to the excise tax.

Under the terms of his employment agreement, Mr. Heyer has also agreed to certain restrictions relating to competition, confidentiality and solicitation of our customers or employees.

William H. Williams. We entered into an employment agreement with Mr. Williams, our former President and Chief Executive Officer, on June 17, 2004. The initial term of the employment agreement expired on June 17, 2008. After the initial term, Mr. Williams’ employment agreement was renewable by mutual consent for successive one-year periods. On April 16, 2009, Mr. Williams’ employment agreement renewed on its terms through June 17, 2010, except for the voluntary release of certain perquisites as previously discussed. Under the terms of his employment agreement, Mr. Williams was entitled to an initial base salary of $567,600, subject to review and possible upward adjustment at least annually and a discretionary annual bonus (up to 140% of his base salary) as determined by the board. Mr. Williams was also entitled to participate in our standard employee benefits plans, fringe benefits and expense reimbursement plans that were generally available to our other senior executives and executive employees, as well as certain additional fringe benefits. In addition, as long as he remained Chief Executive Officer, Mr. Williams was entitled to serve on our board of directors.

If Mr. Williams was terminated without cause or resigned for good reason, he was entitled to a severance payment equal to 100% of his then-applicable base salary for a period of 12 months, plus 100% of his target bonus, plus the dollar value of any vacation time accrued but unused during the calendar year in which he was terminated. To the extent permissible under the specific plan terms, he was also entitled to continue to participate in all of our welfare plans during the time he receives severance. If Mr. Williams voluntarily resigned at any time, or if we terminated Mr. Williams with cause, he was entitled to receive only any unpaid base salary accrued for services rendered through the date of termination, plus the dollar value of vacation time accrued and unused during the calendar year in which he resigned or was terminated. If Mr. Williams’ employment was terminated due to death or disability, he or his estate were entitled to receive any unpaid base salary accrued for services rendered through the end of the next calendar month succeeding his termination, plus the dollar value of vacation time accrued and unused during the calendar year in which his employment was terminated.

If any payment under Mr. Williams’s employment agreement triggered an excise tax as a result of the payment being considered contingent on a change in ownership or control of us, any such payments were to be reduced to the extent necessary to ensure that the payment would not be subject to the tax as an excess parachute payment, or, if it would have resulted in a greater net payment to Mr. Williams, he would be paid the full amount subject to the excise tax.

Under the terms of the agreement, Mr. Williams also agreed to certain restrictions relating to competition, confidentiality and solicitation of our customers or employees.

Mr. Williams separated from service with the company on February 8, 2010. For more information about the separation payments and benefits received by Mr. Williams from us, see the supplemental “All Other Compensation” table after the “2010 Summary Compensation Table” below and the “Potential Payments and Benefits Upon Termination of Employment or Change in Control” section below.

BOARD OF DIRECTORS REPORT

The board of directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with Harry and David’s management, and based on its review and discussions, the board of directors has recommended that the Compensation Discussion and Analysis be included in Harry and David’s annual report on Form 10-K for the fiscal year ended June 26, 2010.

Steven J. Heyer

Ellis B. Jones

George L. Majoros, Jr.

EXECUTIVE COMPENSATION

2010 SUMMARY COMPENSATION TABLE

The following table provides information for fiscal 2010, 2009 and 2008 concerning the compensation of our principal executive and financial officers, former principal executive and financial officers, three most highly compensated executive officers during fiscal 2010, and two most highly compensated former executive officers.

Name and Principal Position	Fiscal Year (1)	Salary ($)	Bonus ($)		Option Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)	Total ($)
Steven J. Heyer Chairman of the Board and Chief Executive Officer	2010	181,818	—		9,445,328	—	30,040	9,657,186

Edward F. Dunlap Chief Financial Officer	2010	336,080	115,000	(3)	378,880	—	15,485	845,445

Peter D. Kratz Executive Vice President, Operations	2010	358,436	—		—	83,000	37,338	478,774
	2009	344,438	—		—	53,000	48,375	445,813
	2008	365,000	—		—	91,000	58,909	514,909
Ross A. Klein Executive Vice President, Chief Brand Officer	2010	116,077	—		797,625	—	721	914,423

Drew H. Reifenberger Executive Vice President, Chief Customer Officer	2010	116,077	—		574,290	—	6,759	697,126

William H. Williams Former President and Chief Executive Officer	2010	357,905	—		—	—	1,378,777	1,736,682
	2009	553,802	—		—	754,000	125,659	1,433,461
	2008	595,980	—		—	1,406,000	114,505	2,116,485
Stephen V. O’Connell Former Chief Financial Officer and Chief Administrative Officer	2010	2,909	—		—	13,000	285,744	301,653
	2009	471,000	—		—	10,000	39,347	520,347
	2008	500,000	—		—	36,000	37,087	573,087
Rudd C. Johnson Former Executive Vice President, Human Resources	2010	256,580	—		—	122,000	440,159	818,739
	2009	306,938	—		—	222,000	73,744	602,682
	2008	325,000	—		—	240,000	78,824	643,824
Cathy J. Fultineer Former Executive Vice President, Sales and Marketing	2010	146,080	—		—	13,000	275,612	434,692
	2009	381,938	—		—	25,000	25,193	432,131
	2008	405,000	—		—	—	48,345	453,345

(1)	For purposes of this table, fiscal 2010, fiscal 2009 and fiscal 2008 refer to the twelve-month periods ended June 26, 2010, June 27, 2009 and June 28, 2008, respectively, each of which consisted of 52 weeks. For those named executive officers who joined us in fiscal 2010, information for fiscal 2009 and fiscal 2008 is not presented. For further information, refer to Item 10. “Directors, Executive Officers and Corporate Governance” within Part III of this Form 10-K.

(2)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 of the stock options granted during the reported years (please note that, in accordance with Securities and Exchange Commission guidance, we have recomputed the amounts reported in this column (and the “Total” column) for fiscal 2009 and fiscal 2008 to conform to this manner of presentation). The assumptions used in determining these valuations are the same as those used in our financial statements. For fiscal 2010, fiscal 2009 and fiscal 2008, those assumptions can be found in the notes to our consolidated financial statements included in this Form 10-K. See the “2010 Grants of Plan-Based Awards Table” below for additional information regarding the stock options awarded in fiscal 2010.

(3)	Represents a sign-on bonus of $115,000 paid to Mr. Dunlap in his first year of employment. The first portion of the bonus in the amount of $50,000 was contingent upon continued employment for a minimum of twelve months from the date of hire. The second portion of the bonus in the amount of $65,000 was contingent upon the purchase of a house or condominium in the Rogue Valley within twelve months of the date of employment. At the time of this report, both requirements were met, and the bonus was fully paid.

(4)	In fiscal 2010, upon separation of service with us as discussed earlier, Ms. Fultineer and Messrs Williams and Johnson received pension payments. For further details on pension payments received by our named executive officers, see the “2010 Pension Benefits Table” below.

The following represents the breakout of “All Other Compensation” totals listed above for each named executive officer for fiscal 2010:

Name	Severance (1) $		Executive life insurance (2) $	Group term life insurance $	COBRA premium reimbursements (3) $	Other $		Total $
Steven J. Heyer	—		—	1,095	—	28,945	(4)	$30,040
Edward F. Dunlap	—		—	1,061	3,828	10,596	(5)	$15,485
Peter D. Kratz	—		34,731	2,607	—	—		$37,338
Ross A. Klein	—		—	97	624	—		$721
Drew H. Reifenberger	—		—	97	6,662	—		$6,759
William H. Williams	1,298,622	(6)	75,087	4,092	—	976	(7)	$1,378,777
Stephen V. O’Connell	285,724	(8)	—	20	—	—		$285,744
Rudd C. Johnson	394,776	(9)	43,189	2,194	—	—		$440,159
Cathy J. Fultineer	268,783	(10)	6,026	803	—	—		$275,612

(1)	Severance compensation to former executive officers includes salary continuation, insurance benefits coverage in coordination with COBRA and outplacement service benefits. Salary continuation is presented on accrual basis and includes the portion that will be paid in the future years. Also, it includes the dollar value for vacation time accrued but unused as of the date of termination of employment.

(2)	Executive life insurance includes both the amount of insurance premiums and applicable gross-ups. The executive life insurance plan was suspended in fiscal 2009 and has not been reinstated.

(3)	Compensation for COBRA represents reimbursement for private health insurance premiums above the current cost of coverage executive officers have paid above employee rates for benefit continuation prior to eligibility for our Flexible Benefit Plan.

(4)	Represents additional discount on purchases of our products as a board member of $63 and expenses for legal review of his employment agreement of $28,882.

(5)	Represents relocation expense reimbursement.

(6)	Represents final vacation payout of $77,862 and severance benefits of $1,220,760, of which $305,190 was paid during fiscal 2010. The remaining amounts will be paid in fiscal 2011 and fiscal 2012. Mr. Williams served as our President and Chief Executive Officer until his departure on February 8, 2010.

(7)	Represents additional discount on purchases of our products as a board member of $976.

(8)	Represents final vacation payout of $12,800 and severance benefits of $272,924, of which $264,091 was paid during fiscal 2010. The remaining amounts will be paid in fiscal year 2011. Mr. O’Connell served as Chief Financial Officer and Chief Administrative Officer until his departure on June 30, 2009.

(9)	Represents final vacation payout of $57,776 and severance benefits of $337,000, of which $61,273 was paid during fiscal year 2010. The remaining amounts will be paid in equal monthly installments during fiscal year 2011. Mr. Johnson served as our Executive Vice President, Human Resources until his departure on April 8, 2010.

(10)	Represents final vacation payout of $107,658 and severance benefits of $161,125, of which $128,725 was paid during fiscal year 2010. The remaining amounts will be paid in fiscal year 2011. Mrs. Fultineer served as our Executive Vice President, Sales and Marketing until her departure on November 28, 2009.

2010 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)(1)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Steven J. Heyer	2/8/2010	—	—	—	—	—	—	—	118,282	150.00	7,449,400
	2/8/2010	—	—	—	—	—	—	—	63,409	430.00	1,788,768
	2/18/2010	—	—	—	—	—	—	—	2,677	150.00	170,819
	2/18/2010	—	—	—	—	—	—	—	1,268	430.00	36,341
Edward F. Dunlap	—	—	195,000	—	—	—	—	—	—	—	—
	8/10/2009	—	—	—	—	—	—	—	8,000	150.00	378,880
Peter D. Kratz	—	—	188,500	—	—	—	—	—	—	—	—
Ross A. Klein	2/18/2010	—	—	—	—	—	—	—	12,500	150.00	797,625
Drew H. Reifenberger	2/18/2010	—	—	—	—	—	—	—	9,000	150.00	574,290
William H. Williams	—	—	427,266	—	—	—	—	—	—	—	—
Stephen V. O’Connell	—	—	204,800	—	—	—	—	—	—	—	—
Rudd C. Johnson	—	—	168,500	—	—	—	—	—	—	—	—
Cathy J. Fultineer	—	—	178,500	—	—	—	—	—	—	—	—

(1)	Represents target awards under our annual cash incentive compensation program, as further described in our “Compensation Discussion and Analysis”.

(2)	Represent stock option awards granted to our named executive officers described above as new executive officers in connection with their employment by us. For further details on stock option awards granted to new executive officers, see “Compensation Discussion and Analysis — Long-Term Equity Incentive Compensation” and related subheadings in our “Compensation Discussion and Analysis.”

For more information about our 2004 Stock Option Plan and grants made under this plan, see “Compensation Discussion and Analysis” above and the “Outstanding Equity Awards at 2010 Fiscal Year-End Table” and related narrative below (there were no grants in fiscal 2008 or 2009 for these named executive officers). Certain of our named executive officers are or were parties to employment agreements with us. For more information about these agreements, see “Compensation Discussion and Analysis — Employment Agreements” above.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Steven J. Heyer	118,282	—	—	150.00	2/8/2020
	63,409	—	—	430.00	2/8/2020
	2,677	—	—	150.00	2/18/2020
	1,268	—	—	430.00	2/18/2020
Edward F. Dunlap	5,334	2,666	—	150.00	8/10/2019
Peter D. Kratz	558	—	—	82.60	6/17/2014
	1,332	333	—	190.00	3/8/2017
Ross A. Klein	4,166	8,334	—	150.00	2/18/2020
Drew H. Reifenberger	3,000	6,000	—	150.00	2/18/2020
William H. Williams	—	—	—	—	—
Stephen V. O’Connell	—	—	—	—	—
Rudd C. Johnson	—	—	—	—	—
Cathy J. Fultineer	—	—	—	—	—

Options granted in fiscal 2005 vest and become exercisable 20% on each of June 17, 2005, June 17, 2006, and 5% quarterly thereafter through June 17, 2009. Options granted in fiscal 2007 vest and become exercisable 20% on each of June 17, 2007, June 17, 2008, and 5% quarterly thereafter through June 17, 2011. Options granted in fiscal 2010 will be vested and become exercisable 33% on each of June 17, 2010, 2011 and 2012, respectively; except for the grants to Mr. Heyer, which vested immediately. Vesting of all unexercised options will accelerate upon a termination of employment (without cause) within one year following a change of control (as defined in the relevant option agreements) of us, except for Messrs. Williams and O’Connell, whose options would have accelerated immediately upon change of control. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under this plan expire 10 years after the date of grant.

2010 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steven J. Heyer	—	—	—	—
Edward F. Dunlap	—	—	—	—
Peter D. Kratz	—	—	—	—
Ross A. Klein	—	—	—	—
Drew H. Reifenberger	—	—	—	—
William H. Williams	—	—	—	—
Stephen V. O’Connell	—	—	—	—
Rudd C. Johnson (1)	874	47,546	—	—
Cathy J. Fultineer	—	—	—	—

(1)	In fiscal 2010, Mr. Rudd C. Johnson exercised options to purchase 874 shares of common stock, par value $0.01 per share, upon exercise of employee stock options under our 2004 Stock Option Plan for an aggregate consideration of $72,192 in cash.

2010 PENSION BENEFITS TABLE

Name (1) (2)	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($) (3)
Steven J. Heyer	Qualified Plan Excess Plan	— —	— —	— —
Edward F. Dunlap	Qualified Plan Excess Plan	— —	— —	— —
Peter D. Kratz	Qualified Plan Excess Plan	8 8	331,000 218,000	— —
Ross A. Klein	Qualified Plan Excess Plan	— —	— —	— —
Drew H. Reifenberger	Qualified Plan Excess Plan	— —	— —	— —
William H. Williams	Qualified Plan Excess Plan	20 —	2,380,000 —	54,000 2,448,373
Stephen V. O’Connell (4)	Qualified Plan Excess Plan	4 —	59,000 —	— —
Rudd C. Johnson	Qualified Plan Excess Plan	11 —	736,000 —	— 557,052
Cathy J. Fultineer	Qualified Plan Excess Plan	5 —	66,000 —	— 73,306

(1)	For more information about our pension plans, see “Compensation Discussion and Analysis — Pension Plans” and related subheadings in our “Compensation Discussion and Analysis.”

(2)	There is no disclosure for Messrs. Heyer, Dunlap, Klein, and Reifenberger as our Qualified Plan and Excess Plan were frozen before those named executive officers joined us.

(3)	Ms. Fultineer and Messrs. Williams, and Johnson have been fully paid for their Excess Plan at termination.

(4)	Mr. O’Connell did not participate in the Excess Plan.

DEFERRED COMPENSATION

All of our compensation plans that are subject to Section 409A of the Internal Revenue Code are intended to comply with such law. Should a plan be determined not to comply, however, we are not responsible for any additional tax or interest imposed on any employee.

POTENTIAL PAYMENTS AND BENEFITS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

Liquidity Event Plan

Under our liquidity event award plan as described above in “Compensation Discussion and Analysis,” our named executive officers are entitled to certain payments. Under the plan, for Messrs. Williams and O’Connell, a change of control was triggered upon the happening of:

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

Under their respective liquidity event award agreements, the awards payable to named executive officers were or are as follows: $2,056,740 payable to Mr. Williams; $1,751,120 payable to Mr. O’Connell; $289,100 payable to each of Mr. Johnson and Ms. Fultineer; and $174,038 to Mr. Kratz.

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

Other Potential Payments

The following table presents information regarding payments that would be made to our named executive officers at, following or in connection with any termination or event (as described in the table) assuming the termination or event occurred on June 26, 2010. Messrs. Williams, O’Connell, Johnson and Mrs. Fultineer are excluded from the table below because they each departed during fiscal 2010.

Event	S.J. Heyer	E.F. Dunlap	R.A. Klein	D.H. Reifenberger	P.D. Kratz
Voluntary Termination by Named Executive Officer or Retirement
Base Salary	$0	$0	$0	$0	$0
Pension Payments(1)
Qualified Plan	0	0	0	0	346,000
Excess Plan	0	0	0	0	227,000
Vacation(3)	12,820	3,999	2,243	0	31,296

Total	$12,820	$3,999	$2,243	$0	$604,296
Termination for Cause by Us(2)(3)
Base Salary	0	0	0	0	0

Total	$0	$0	$0	$0	$0
Termination by Us Without Cause(2)(3)
Base Salary	$0	$390,000	$350,000	$350,000	$377,000
Other Severance Benefits	0	32,045	28,345	38,357	38,357

Total	$0	$422,045	$378,345	$388,357	$415,357
Disability(2)(3)
Base Salary	$200,000	$195,000	$175,000	$175,000	$188,500

Total	$200,000	$195,000	$175,000	$175,000	$188,500
Death(2)(3)
Executive Life Insurance	$0	$0	$0	$0	$754,000

Total	$0	$0	$0	$0	$754,000
Termination following a Change in Control
Cash Bonus(4)	$6,338,732	$0	$0	$0	$0

Total	$6,338,732	$0	$0	$0	$0

(1)	The Qualified Plan is currently restricted from paying lump sums because of the Pension Protection Act regulations regarding funding levels. Estimated lump sums shown here are currently not available as a payment option. However, the election of the employee to receive monthly annuity payments could begin on the termination date.

(2)	Pension benefits are also payable under these circumstances.

(3)	Vacation benefits are also payable under these circumstances. Vacation value calculated based on total balance of hours employee had accrued at June 26, 2010.

(4)	The terms of the change of control, stipulated in Mr. Heyer’s letter agreement, provide that in the event of the termination of employment in connection with a change of control of Mr. Heyer, he would be entitled to receive a cash bonus equal to the excess, if any, of the value at the time of such change in control of his option to purchase 118,282 shares of our common stock, assuming an exercise price per share of $96.41 over the value at the time of the change in control of such option at the exercise price set forth in the award agreement for such option.

Other severance benefits include COBRA for 12 months and outplacement assistance. If annual cash incentives had been earned and employment requirements met, these potential payments would have increased by the target annual cash incentive for each executive as previously described.

Disability payments are made by our insurance carrier under the program available to all full time employees. The plan provides for payment to an individual of 50% of their average pay (including annual cash incentive), with a maximum benefit of $200,000 per year.

Death benefits are equal to two times the executive’s annual salary and the premiums are paid by us. The payouts would be paid by our insurance carrier. The plan was frozen in fiscal 2009; executive officers who joined us after fiscal 2009 are not eligible for this benefit.

For details related to the departure of our named executive officers described above as former executive officers and specific payments received by the departed officers upon separation of service with us, see the footnotes to the supplemental “All Other Compensation” table after the “2010 Summary Compensation Table” above.

DIRECTOR COMPENSATION

The members of our board of directors do not receive any compensation for their services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We currently do not have a compensation committee. Executive compensation is determined by our board of directors, including our President and Chief Executive Officer and our Chief Financial Officer. No compensation committee interlock existed during the year ended June 26, 2010. Currently, none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table and accompanying footnotes show information regarding the beneficial ownership of our common stock as of August 31, 2010 by (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each of our directors and named executive officers; and (iii) all current directors and the named executive officers, as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. We believe that each stockholder named in the table has sole voting and dispositive power for the shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned(1)	Percent of Common Stock Beneficially Owned
5% Stockholders:
Wasserstein(2) Attn: George L. Majoros 1301 Avenue of the Americas 44th Floor New York, NY 10019	650,000	52.7%
Highfields(3) Attn: Craig Peskin 200 Clarendon Street 51st Floor Boston, MA 02117	350,000	28.4%
Executive Officers and Directors:
Ellis B. Jones(2)	650,000	52.7%
George L. Majoros, Jr.(2)	650,000	52.7%
Steve Heyer(4)	185,636	15.1%
Ed Dunlap(5)	2,666	0.2%
Drew Reifenberger(6)	3,000	0.2%
Ross Klein(7)	4,166	0.3%
Peter D. Kratz(8)	5,462	0.4%
William H. Williams(9)
Stephen V. O’Connell(10)
All executive officers and directors as a group (2),(4),(5),(6),(7),(8)	849,114	68.9%

Percentages above are approximate and may not sum to total due to rounding.

(1)	Unless otherwise indicated, the address for each stockholder is c/o Harry & David Holdings, Inc. 2500 South Pacific Highway, Medford, Oregon 97501.

(2)	Includes funds sponsored by Wasserstein, their affiliates and related entities. The 650,000 beneficially owned shares represent 30,266 shares of common stock beneficially owned by USEP II Co-Investment Partners, LLC, 475,231 shares of common stock beneficially owned by U.S. Equity Partners II (U.S. Parallel), L.P., 19,072 shares of common stock beneficially owned by U.S. Equity Partners II, LP, 12,409 shares of common stock beneficially owned by Bear Creek Equity Partners, LLC, 113,022 shares of common stock beneficially owned by U.S. Equity Partners II (Offshore), LP. To the extent Messrs. Jones and Majoros are designated to beneficially own the shares as a result of their positions as Chief Executive Officer and President and Chief Operating Officer, respectively, of Wasserstein & Co., LP, Messrs. Jones and Majoros, Jr. disclaim beneficial ownership of the shares (other than, in the case of Mr. Majoros, Jr., his pecuniary interest in 1,816 shares).

(3)	Includes funds sponsored by Highfields and their affiliates. Represents 39,176 shares of common stock beneficially owned by Highfields Capital I LP, 92,476 shares of common stock beneficially owned by Highfields Capital II LP and 218,348 shares of common stock beneficially owned by Highfields Capital III LP. Messrs. Jonathon S. Jacobson and Richard L. Grubman hold investment and voting power over the shares held by Highfields.

(4)	Mr. Heyer was granted options to purchase 185,636 shares of our common stock under a Non-Qualified Stock Option Agreement. As of June 26, 2010, Mr. Heyer is a beneficial holder of 185,636 shares that are exercisable.

(5)	Mr. Dunlap was granted options to purchase 8,000 shares of our common stock under a Non-Qualified Stock Option Agreement. As of June 26, 2010, Mr. Dunlap is a beneficial holder of 2,666 shares that are exercisable.

(6)	Mr. Reifenberger was granted options to purchase 9,000 shares of our common stock under a Non-Qualified Stock Option Agreement. As of June 26, 2010, Mr. Reifenberger is a beneficial holder of 3,000 shares that are exercisable.

(7)	Mr. Klein was granted options to purchase 12,500 shares of our common stock under a Non-Qualified Stock Option Agreement. As of June 26, 2010, Mr. Klein is a beneficial holder of 4,166 shares that are exercisable.

(8)	Mr. Kratz was granted options to purchase 3,896 shares of our common stock under a Non-Qualified Stock Option Agreement. As of June 26, 2010, Mr. Kratz is a beneficial holder of 5,462 shares, of which 1,673 represents stock option exercises through June 26, 2010, 1,973 represents options that are exercisable and also includes 1,816 shares held indirectly through Mr. Kratz’ participation in Bear Creek Equity Partners Funds.

(9)	As of June 26, 2010, Mr. Williams, our former President and Chief Executive Officer is a beneficial holder of 17,004 shares, of which 12,161 represents stock option exercises and 4,843 shares indirectly held by Mr. Williams.

(10)	As of June 26, 2010, Mr. O’Connell, our former Chief Financial Officer and Chief Administrative Officer is a beneficial holder of 13,365 shares, of which 10,338 represents stock option exercises and 3,027 shares held indirectly through Mr. O’Connell’s participation in the Wasserstein Equity Partners Fund.

EQUITY COMPENSATION PLAN INFORMATION SUMMARY

The table below sets forth information regarding our Equity Compensation Plans as of June 26, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	242,010	$223.46	23,821
Equity Compensation Plans not approved by security holders	—	—	—

Total	242,010	$223.46	23,821

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

OTHER TRANSACTIONS

From time to time in the ordinary course of business, we may enter into transactions with entities in which one or both of our equity sponsors have an interest. Any such transaction would be subject to compliance with the covenants contained in the indenture governing the Senior Notes and our revolving credit facility. We anticipate that any such transaction would be on arms’ length terms. In addition, we have entered into an employment agreement with two of our executive officers as described in “Item 11—Executive Compensation—Employment Agreements.” We may also from time to time indemnify executive officers and directors for actions taken in their capacities as such.

DIRECTOR INDEPENDENCE

Currently, because we are a privately-held company, we are not subject to the reporting requirements of Section 13(a) or Section 15(a) of the Exchange Act, and our equity securities are not listed on a national securities exchange, we are not required, and we do not have any independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 6, 2009, our Board of Directors voted to engage PricewaterhouseCooper LLP as our new independent auditor for the quarterly review of periods ended December 26, 2009 and March 27, 2010 and the year ended June 26, 2010.

Ernst & Young LLP was our independent registered public accounting firm for the fiscal year ended June 27, 2009 and for the quarter ended September 26, 2009.

The aggregate fees for professional services rendered by our independent auditors in fiscal 2010 and fiscal 2009 are shown in the table below (in actual dollars):

	Fiscal 2010		Fiscal 2009
Audit fees	$678,973	(1)	$863,289
Audit-related fees	—		118,320
Tax fees	—		2,419

Total	$678,973		$984,028

(1)	Includes services of $91,973 rendered by Ernst & Young LLP for quarterly review of the period ended September 26, 2009 and transitional services; and services of $587,000 rendered by PricewaterhouseCoopers LLP for quarterly reviews of the periods ended December 26, 2009 and March 27, 2010 and annual audit fees for the year ended June 26, 2010.

The nature of each category of fees is described below:

Audit fees consist of fees for professional services for the annual audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q and accounting consultation related to the audit.

Audit-related fees consist of fees for professional services related to our acquisitions and divestitures. For fiscal 2009, audit-related fees were primarily comprised of professional services associated with our acquired businesses.

Tax fees consist primarily of fees for tax advice.

The Board of Directors, acting as the Audit Committee, approves all audit, audit-related services and tax services provided by PricewaterhouseCoopers LLP. Any services provided by PricewaterhouseCoopers LLP that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. The Board of Directors has determined that the services PricewaterhouseCoopers LLP provided do not impair its independence from us.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT, AND FINANCIAL STATEMENT SCHEDULES

(a) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits Index

Exhibit No.	Description of exhibit

2.1†**	Stock Purchase Agreement, dated as of April 1, 2004, among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.1 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.2†	Letter, dated June 17, 2004, amending the Stock Purchase Agreement among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.2 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.3†	Letter, dated October 11, 2004, amending the Stock Purchase Agreement among Pear Acquisition, Inc. (now known as Harry & David Holdings, Inc.), Yamanouchi Consumer, Inc., Yamanouchi Pharmaceutical Co., Ltd. and Yamanouchi U.S. Holding Inc. Relating to the Purchase and Sale of 100% of the Common Stock of Bear Creek Corporation (now known as Harry & David Operations Corp.) (Filed as Exhibit 2.3 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

2.4†	Purchase Agreement, dated as of March 30, 2007, among Harry & David Operations Corp., Bear Creek Direct Marketing, Inc., Jackson & Perkins Operations, Inc., J&P Acquisition Inc. and Donald Hachenberger and Glenda Hachenberger (Filed as Exhibit 2.1 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.5†	Asset Purchase Agreement, dated as of March 30, 2007 between Bear Creek Operations, Inc. and J&P Acquisition Inc. (Filed as Exhibit 2.3 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.6†	Purchase Agreement, dated as of April 10, 2007 between Bear Creek Operations, Inc. and J&P Acquisition Inc. (Filed as Exhibit 2.2 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

2.7†	First Amendment to Asset Purchase Agreement, dated as of April 17, 2007, among Jackson & Perkins Operations, Inc., Wasco Real Properties I, LLC and Wasco Real Properties II, LLC (Filed as Exhibit 2.4 to Harry & David Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007 and incorporated herein by reference)

3.1†	Harry & David Holdings, Inc. Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.3 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.2†	Harry & David Holdings, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.4 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.3†	Harry & David Holdings, Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.5 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

Exhibit No.	Description of exhibit

3.4†	Bear Creek Orchards, Inc. Certificate of Incorporation (Filed as Exhibit 3.8 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.5†	Harry and David Articles of Incorporation (Filed as Exhibit 3.9 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.6†	Harry & David Holdings, Inc. Bylaws (Filed as Exhibit 3.15 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.7†	Bear Creek Orchards, Inc. Bylaws (Filed as Exhibit 3.18 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

3.8†	Harry and David Bylaws (Filed as Exhibit 3.19 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

4.1†	Indenture among Bear Creek Corporation (now known as Harry & David Operations Corp.) and each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee, dated as of February 25, 2005 (Filed as Exhibit 4.2 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. (333-127173) and incorporated herein by reference)

4.2†	Form of Notes (included in Exhibit 4.1)

4.3†	Form of Guarantee (included in Exhibit 4.1)

4.4†	First Supplemental Indenture (relating to the Indenture dated as of February 25, 2005) dated as of November 30, 2007, by and among Harry and David, as Successor, each of the other Guarantors thereto, and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit 10.1 to Harry & David Holdings, Inc.’s Form 10-Q (File No. 333-127173) dated February 2, 2008 and incorporated herein by reference)

10.1†	Employment Agreement, dated as of June 17, 2004, by and between Bear Creek Corporation (now known as Harry & David Operations Corp.) and William H. Williams (Filed as Exhibit 10.3 to Harry & David Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-127173) and incorporated herein by reference)

10.2†	Form of Liquidity Event Award Agreement (Filed as Exhibit 10.7 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.3†	Liquidity Event Award Agreement for William H. Williams (Filed as Exhibit 10.8 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.4†	Liquidity Event Award Agreement for Stephen V. O’Connell (Filed as Exhibit 10.9 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.5†	Form of Incentive Stock Option Agreement (Filed as Exhibit 10.10 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.6†	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.11 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.7†	Non-Qualified Stock Option Agreement for William H. Williams (Filed as Exhibit 10.12 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.8†	Non-Qualified Stock Option Agreement for Stephen V. O’Connell (Filed as Exhibit 10.13 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

10.9†	Form of Severance Pay Plan (Filed as Exhibit 10.14 to Harry & David Operations Corp.’s Registration Statement on Form S-4 (File No. 333-128870) and incorporated herein by reference)

Exhibit No.	Description of exhibit

10.10†	Harry & David Operations Corp.’s Excess Pension Plan (Filed as Exhibit 10.1 to Harry & David Corp.’s Form 8-K (File No. 333-128870) dated August 1, 2006 and incorporated herein by reference)

10.11†	Amended and Restated 2004 Stock Option Plan (Filed as Exhibit 99.6 to Harry & David Holdings, Inc.’s Form 8-K filed on February 10, 2010 and incorporated herein by reference)

10.12†	Employment offer letter, dated as of August 10, 2009, by and between Harry & David Holdings, Inc. and Edward F. Dunlap (Filed as Exhibit 10.1 to Harry & David Holdings Inc.’s Form 8-K dated August 10, 2009 and incorporated herein by reference.)

10.13†	Employment agreement, dated as of February 8, 2010, by and between Harry & David Holdings, Inc. and Steven J. Heyer (Filed as Exhibit 99.2 to Harry & David Holding Inc.’s Form 8-K dated February 12, 2010 and incorporated herein by reference)

10.14†	Non-Qualified Stock Option Agreement, dated February 8, 2010 (the “First Option Agreement”), by and between Harry & David Holdings, Inc. and Steven J. Heyer (Filed as Exhibit 99.3 to Harry & David Holding Inc.’s Form 8-K dated February 12, 2010 and incorporated herein by reference)

10.15†	Non-Qualified Stock Option Agreement, dated February 8, 2010 (the “Second Option Agreement”), dated as of February 8, 2010, by and between Harry & David Holdings, Inc. and Steven J. Heyer (Filed as Exhibit 99.4 to Harry & David Holding Inc.’s Form 8-K dated February 12, 2010 and incorporated herein by reference)

10.16†	Letter Agreement, dated as of February 8, 2010, by and between Harry & David Holdings, Inc. and Steven J. Heyer (Filed as Exhibit 99.5 to Harry & David Holding Inc.’s Form 8-K dated February 12, 2010 and incorporated herein by reference)

10.17†	Consent and Third Amendment to Credit Agreement, dated as of July 7, 2010, by and among Harry and David (as successor to Harry & David Operations Corp.), as Borrower, Harry & David Holdings, Inc. and certain subsidiaries of Holdings, as Guarantors, certain lender party thereto, UBS AG, Stamford Branch, as Administrative Collateral Agent and as Administrative Agent for the Lenders, and GMAC Commercial Finance LLC, as Collateral Agent. (Filed as Exhibit 10.1 to Harry & David Holding Inc’s Form 8-K dated July 10, 2010 and incorporated herein by reference)

21.1†	List of Subsidiaries

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the President and Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

**	The Stock Purchase Agreement submitted as Exhibit 2.1 contains a list briefly identifying the contents of all omitted disclosure schedules. The Company undertakes to furnish supplementally a copy of any omitted disclosure schedules to the Securities and Exchange Commission upon request.

†	Previously filed

(c)	The following Financial Statement Schedules of Harry & David Holdings, Inc. are included in our consolidated financial statements. Included in this Form 10-K. Schedules not referenced are inapplicable or not required.

Valuation and Qualifying Accounts

Consolidating Financial Statements required by Rule 3-10 of Regulation S-X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harry & David Holdings, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRY & DAVID HOLDINGS, INC.

/s/ Steven J. Heyer
Steven J. Heyer Chairman of the Board and Chief Executive Officer

Date: September 16, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Steven J. Heyer Steven J. Heyer	Chairman of the Board and Chief Executive Officer	September 16, 2010

/s/ Edward F. Dunlap Edward F. Dunlap	Chief Financial Officer (Principal Financial Officer)	September 16, 2010

/s/ Bernard Colpitts Bernard Colpitts	Vice President, Controller (Principal Accounting Officer)	September 16, 2010

/s/ Ellis B. Jones Ellis B. Jones	Director	September 16, 2010

/s/ George L. Majoros, Jr. George L. Majoros, Jr.	Director	September 16, 2010

HARRY & DAVID HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Harry & David Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Harry & David Holdings, Inc. and its subsidiaries (the Company) at June 26, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

September 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Harry & David Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Harry & David Holdings, Inc. and subsidiaries (the Company) as of June 27, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two fiscal years in the period ended June 27, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 27, 2009, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended June 27, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Portland, Oregon

September 17, 2009

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 26, 2010	June 27, 2009
Assets
Current assets
Cash and cash equivalents	$13,730	$15,395
Short-term investments	4,999	—
Trade accounts receivable, less allowance for doubtful accounts of $468 at June 26, 2010, and $507 at June 27, 2009	936	1,466
Other receivables	834	2,062
Inventories	35,527	44,738
Deferred catalog expenses	2,286	2,657
Deferred income taxes	2,173	5,230
Other current assets	3,754	4,862

Total current assets	64,239	76,410
Fixed assets, net	128,391	145,477
Goodwill	12,236	12,236
Intangibles, net	32,376	33,057
Deferred financing costs, net	3,603	5,975
Deferred income taxes	—	1,423
Other assets	2,369	2,114

Total assets	$243,214	$276,692

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$15,083	$11,171
Accrued payroll and benefits	14,673	14,105
Income taxes payable	1,860	13,643
Deferred revenue	14,014	16,317
Accrued interest	4,426	4,485
Other accrued liabilities	3,194	2,980
Current portion of capital lease obligations	309	147

Total current liabilities	53,559	62,848
Long-term debt and capital lease obligations	198,362	198,671
Accrued pension liability	29,851	27,364
Deferred income taxes	5,116	—
Other long-term liabilities	9,871	9,591

Total liabilities	296,759	298,474

Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock, $0.01 par value, 1,500,000 shares authorized; 1,034,169 and 1,033,295 shares issued and outstanding at June 26, 2010 and June 27, 2009, respectively	10	10
Additional paid-in capital	17,062	6,673
Accumulated other comprehensive loss, net of tax	(12,719)	(9,795)
Accumulated deficit	(57,898)	(18,670)

Total stockholders’ deficit	(53,545)	(21,782)

Total liabilities and stockholders’ deficit	$243,214	$276,692

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands)

	Year ended June 26, 2010	Year ended June 27, 2009	Year ended June 28, 2008
Net sales	$426,774	$489,596	$545,064
Cost of goods sold	252,850	287,167	295,894

Gross profit	173,924	202,429	249,170

Operating expenses:
Selling, general and administrative	196,322	229,335	217,008
Selling, general and administrative – related party	1,000	1,000	1,000

	197,322	230,335	218,008

Operating income (loss)	(23,398)	(27,906)	31,162

Other (income) expense:
Interest income	(61)	(241)	(2,708)
Interest expense	18,903	21,476	25,227
Gain on debt prepayment	—	(15,416)	(303)
Other (income) expense, net	(478)	869	(39)

	18,364	6,688	22,177

Income (loss) from continuing operations before income taxes	(41,762)	(34,594)	8,985
Provision (benefit) for income taxes	(1,769)	(14,861)	4,648

Net income (loss) from continuing operations	(39,993)	(19,733)	4,337

Discontinued operations:
Gain (loss) associated with the sale of Jackson & Perkins	1,250	(1,414)	282
Operating income on discontinued operations	—	632	8
Provision (benefit) for income taxes on discontinued operations	485	(336)	19

Net income (loss) from discontinued operations	765	(446)	271

Net income (loss)	$(39,228)	$(20,179)	$4,608

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common stock		Additional paid- in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Shares	Value
Balance at June 30, 2007	1,032,241	$10	$5,548	$(2,413)	$1,119	$4,264
Net income	—	—	—	4,608	—	4,608
Net actuarial pension losses, net of tax of $2,763	—	—	—		(4,677)	(4,677)

Comprehensive loss, net of tax						(69)

Adjustment to initially apply EITF 06-02, net of tax of $164	—	—	—	(256)	—	(256)
Adjustment to initially apply ASC Topic 740 “Income Taxes”	—	—	—	(430)	—	(430)
Exercise of common stock options	1,054	—	91	—	—	91
Stock option compensation	—	—	552	—	—	552

Balance at June 28, 2008	1,033,295	$10	$6,191	$1,509	$(3,558)	$4,152
Net loss	—	—	—	(20,179)	—	(20,179)
Net additional actuarial pension losses, net of tax of $4,361	—	—	—	—	(7,298)	(7,298)
Amortization of deferred pension loss, net of tax of $634	—	—	—	—	1,061	1,061

Comprehensive loss, net of tax	—	—	—	—	—	(26,416)

Stock option compensation	—	—	482	—	—	482

Balance at June 27, 2009	1,033,295	$10	$6,673	$(18,670)	$(9,795)	$(21,782)
Net loss	—	—	—	(39,228)	—	(39,228)
Net additional actuarial pension losses, net of tax of $2,201	—	—	—	—	(3,761)	(3,761)
Amortization of deferred pension loss, net of tax of $489	—	—	—	—	837	837

Comprehensive loss, net of tax	—	—	—	—		(42,152)

Exercise of common stock options	874	—	72	—	—	72
Stock option compensation	—	—	10,317	—	—	10,317

Balance at June 26, 2010	1,034,169	$10	$17,062	$(57,898)	$(12,719)	$(53,545)

See accompanying Notes to Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year ended June 26, 2010	Year ended June 27, 2009	Year ended June 28, 2008
Operating activities
Net income (loss)	$(39,228)	$(20,179)	$4,608
Less: Net income (loss) from discontinued operations	765	(446)	271

Net income (loss) from continuing operations	(39,993)	(19,733)	4,337
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization of fixed assets	17,768	19,179	18,370
Amortization of intangible assets	681	1,456	2,122
Amortization of deferred financing costs	2,372	2,435	2,604
Stock option compensation expense	10,317	482	552
Loss on disposal and impairment of fixed assets and other long-lived assets	922	15,045	1,665
Amortization of deferred pension loss	1,326	1,695	—
Gain on short-term investments	(7)	(64)	(426)
Deferred income taxes	11,307	(3,213)	(22,916)
Gain on debt prepayment	—	(15,416)	(303)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	1,758	(277)	733
Inventories	9,211	10,369	9,621
Deferred catalog expenses and other assets	1,224	7,870	(284)
Accounts payable	3,912	(7,966)	(4,884)
Accrued liabilities	1,528	(4,248)	(4,112)
Income taxes payable	(12,268)	(9,967)	24,272
Accrued pension liability	(3,474)	(1,789)	(5,450)
Deferred revenue	(2,303)	(755)	(419)

Net cash provided by (used in) operating activities from continuing operations	4,281	(4,897)	25,482
Net cash provided by (used in) operating activities from discontinued operations	—	724	3,147

Net cash provided by (used in) operating activities	4,281	(4,173)	28,629

Investing activities
Acquisition of fixed assets	(2,190)	(6,678)	(17,855)
Acquisition of businesses	—	(8,509)	(22,784)
Proceeds from the sale of fixed assets	61	22	32
Purchases of available-for-sale securities	—	—	(10,000)
Purchases of held-to-maturity securities	(4,992)	—	(4,964)
Proceeds from the sale of or income on available-for-sale securities	—	10,097	195
Proceeds from the sale of held-to-maturity securities	—	5,000	24,978

Net cash used in investing activities from continuing operations	(7,121)	(68)	(30,398)
Net cash provided by investing activities from discontinued operations	1,250	—	4,161

Net cash used in investing activities	(5,871)	(68)	(26,237)

Financing activities
Borrowings of revolving debt	85,000	113,000	63,000
Repayments of revolving debt	(85,000)	(113,000)	(63,000)
Repayments of long-term debt	—	(20,366)	(9,405)
Repayments of capital lease obligations	(147)	(790)	(1,684)
Payments for deferred financing costs	—	—	(10)
Proceeds from exercise of stock options	72	—	91

Net cash used in financing activities from continuing operations	(75)	(21,156)	(11,008)

Decrease in cash and cash equivalents	(1,665)	(25,397)	(8,616)
Cash and cash equivalents, beginning of period	15,395	40,792	49,408

Cash and cash equivalents, end of period	$13,730	$15,395	$40,792

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

NOTE 2—OWNERSHIP AND CAPITAL STRUCTURE

On June 17, 2004, the Company purchased all of the outstanding shares of common stock of Harry & David Operations Corp. (formerly Bear Creek Corporation) from Yamanouchi Consumer Inc. (“YCI”) (the “2004 Acquisition”). In conjunction with the 2004 Acquisition, the Company issued 1,000,000 shares of $.01 par value stock to Wasserstein & Company, LP (“Wasserstein”) and affiliates of funds sponsored by Highfields Capital Management LP (“Highfields”). As of June 26, 2010, affiliates of Wasserstein own a 63% controlling interest in the Company and Highfields owns a 34% interest.

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

All dollar amounts presented in the accompanying consolidated financial statements and theses notes are in thousands.

Fiscal year

The Company’s fiscal year ends the last Saturday in June, based on a 52/53-week year. The fiscal years ended June 26, 2010, June 27, 2009 and June 28, 2008 contained 52 weeks.

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

Financial instruments

The Company’s financial instruments consist principally of short-term investments, cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities, capital lease obligations and the Senior Floating Rate Notes due March 1, 2012 and Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The estimated carrying value of these instruments (other than the Senior Notes) approximates fair value due to their short-term maturities. The fair values below are based on level two inputs (as described in “Note 4—Recent Accounting Pronouncements and Developments”).

The following table provides the carrying value and fair value of the Company’s Senior Notes:

	June 26, 2010		June 27, 2009
	Book value	Fair value	Book value	Fair value
Senior Floating Rate Notes	$58,170	$37,520	$58,170	$17,596
Senior Fixed Rate Notes	$140,192	$93,228	$140,192	$55,025

Total Long-term debt	$198,362	$130,748	$198,362	$72,621

Cash and cash equivalents

Cash and cash equivalents are carried at cost, which approximates market value. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include third-party credit card receivables because such amounts generally convert to cash within three days with little or no default risk, as well as investments in commercial paper with a purchased maturity of 90 days or less. Third-party credit card receivables totaled $1,033 and $1,067 as of June 26, 2010 and June 27, 2009, respectively. Cash and cash equivalents consist primarily of deposits at federally insured financial institutions. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Short-term investments

Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase based on, among other factors, the Company’s short-term liquidity requirements. The cost of the securities is based on the specific identification method. Held-to-maturity securities are stated at amortized cost as it is the intent of the Company to hold these securities until maturity. Available-for-sale securities are recorded at fair value and are classified as current assets due to the Company’s intent to hold these investments for less than one year. As of June 26, 2010, $4,999 of investments were classified as held-to-maturity, had a maturity of less than one year and the carrying value approximated their fair value. The Company measured the fair value of its short-term investment utilizing quoted mark prices, which are considered level one inputs, as later defined in “Note 4—Recent Accounting Pronouncements and Developments”. As of June 27, 2009, the Company held no short-term investments.

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

The Company conducts ongoing credit evaluations and maintains an allowance for doubtful accounts to address the risk of bad debts. The Company analyzes historical bad debts, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The allowance is calculated based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. The allowance for doubtful accounts is reviewed quarterly. The Company generally writes off non-corporate accounts more than 120 days past due. Past-due corporate accounts are written off when management deems that collectability is remote.

Inventories

Inventories in the Direct Marketing, Wholesale, and Other segments are valued at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Inventories in the Stores segment are valued at the lower of cost, (which approximates actual cost on a first-in, first-out basis) or market using the retail inventory method. The total amount of inventory valued using the retail inventory method at June 26, 2010 and June 27, 2009 was $12,905 and $13,898, respectively. The Company estimates a provision for damaged, obsolete, excess, and slow-moving inventory based on specific identification and inventory aging reports. The Company provides for excess and obsolete inventories in the period when excess and obsolescence are determined to have occurred.

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

Total advertising expenses from continuing operations, which are primarily comprised of catalog expenses, totaled $41,630, $67,047 and $65,097 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and are recorded within selling, general and administrative expenses.

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

Interest costs related to assets under construction and software projects are capitalized during the construction or development period. Interest costs capitalized during fiscal 2010, fiscal 2009 and fiscal 2008 totaled $0, $19 and $528, respectively. At June 26, 2010, the estimated cost to complete capital projects-in-process was approximately $1,316.

Internally developed software costs are capitalized in accordance with ASC Topic 350 “Intangibles – Goodwill and Other”. In fiscal 2010, the Company capitalized $260 of internally developed software costs.

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

Intangible assets

Intangible assets primarily consist of trade names, trademarks, a proprietary recipe, customer mailing and rental lists and favorable lease agreements. The trade names, trademarks and the recipe have indefinite lives. The customer lists have a remaining estimated useful life of two years. The favorable lease agreements have estimated useful lives, which equal the remaining lives of the underlying leases, ranging from one to two years. Goodwill and intangible assets with indefinite lives are tested for impairment annually using the guidance and criteria described in ASC Topic 350 “Intangibles – Goodwill and Other”. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, which is calculated on a discounted cash flow basis, an impairment loss would be recognized. The customer mailing lists and rental lists are amortized using a weighted-average method over the remaining estimated useful lives and favorable lease agreements are amortized using the straight-line method.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisition of Wolferman’s and Cushman’s. Under ASC Topic 350 “Intangibles – Goodwill and Other”, goodwill is evaluated for potential impairment on an annual basis (in the fourth fiscal quarter) or whenever events or circumstances indicate that an impairment may have occurred. ASC Topic 350 “Intangibles – Goodwill and Other” requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test is performed to measure the amount of the goodwill impairment loss, if any. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As required ASC Topic 350 “Intangibles – Goodwill and Other”, the Company identified the Wolferman’s direct marketing division, within the Company’s Direct Marketing segment, as the reporting unit to which all goodwill was allocated and, therefore, the level at which goodwill is tested for potential impairment. The Company identified Cushman’s goodwill as allocated between the Company’s Direct Marketing division and the Company’s Wholesale division, and tested for potential impairment at that level. The allocation of goodwill was based on the assignment of operating responsibilities and the reporting of financial results of the acquired business.

Deferred financing costs

Debt financing costs are deferred and amortized to interest expense using the straight-line method over the term of the related debt instrument. The straight-line method approximates the effective interest method. See “Note 8–Borrowing Arrangements.”

Deferred rent

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease and other lease incentives, the Company recognizes rental expense on a straight-line basis over the lease term and records the difference between rent expense and the amount that is payable as deferred rent. Current deferred rent liabilities totaling $258 and $157 were included in other current liabilities and non-current deferred rent liabilities totaling $2,941 and $2,406 were included in other long-term liabilities in the accompanying consolidated balance sheets as of June 26, 2010 and June 27, 2009, respectively.

Asset retirement obligations

The Company has accrued for future asset retirement obligations resulting from the Company’s contractual obligation to restore a store location to its original condition upon lease termination. The accrual is estimated based on historical costs incurred to restore a location to its original condition after a store closure. Asset retirement obligation liabilities totaling $884 and $934 were included in other liabilities in the accompanying consolidated balance sheets as of June 26, 2010 and June 27, 2009, respectively.

Revenue recognition

The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

For the Company’s direct marketing revenue and a portion of wholesale revenue, product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded upon shipment as the Company’s or its customer’s standard terms and conditions provide for transfer of title upon delivery to the carrier. For certain wholesale customers, revenue is recognized upon receipt by the customer, at which time title passes to the customer in accordance with the terms of the sale. The Company records a reserve for estimated product returns and allowances in each reporting period. If returns were to increase or decrease, changes to the reserves could be required. Sales taxes are presented on a net basis. Finance charges on credit sales totaled $77, $89 and $145 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and are included in selling, general and administrative expenses from continuing operations in the consolidated statement of operations.

Deferred revenue represents amounts received from customers for merchandise to be shipped in subsequent periods. The Company defers incremental direct costs of order processing related to those orders for which revenue is deferred. Deferred order processing costs of $324 and $391 were included in other current assets in the accompanying consolidated balance sheets at June 26, 2010 and June 27, 2009, respectively.

Revenues from sales of gift cards and gift certificates are deferred until redeemed. The Company’s gift cards and certificates do not lose value over time and do not expire. Unredeemed gift cards or certificates that are subject to escheatment ultimately revert to the appropriate state and are not recorded as income. Unredeemed gift cards or certificates not subject to escheatment are recognized in income after being outstanding for ten years at which time we consider the possibility of redemption to be remote. Income from unredeemed gift cards and gift certificates of $47, $163 and $160 was recognized in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and is included in net sales in the consolidated statement of operations.

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

Income taxes

The Company accounts for income taxes under the liability method. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statements and tax basis of assets and liabilities multiplied by the expected tax rate in the year the differences are expected to reverse. Deferred income tax expense or benefit results from the change in the net deferred tax asset or liability between periods.

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

The amount of income taxes the Company pays is subject to periodic audits by federal and state tax authorities and these audits may result in proposed deficiency assessments. Accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accounting for uncertain tax positions also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted our accounting for uncertain tax positions as of July 1, 2007. For further information see “Note 10—Income Taxes”.

Stock-based compensation

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

Pension Plans

The Company’s pension benefit costs and liabilities are developed from valuations of pension plan assets and liabilities. Inherent in the valuation of actuarial liabilities are assumptions the Company determines after consultation with its actuaries, including discount rates, expected returns on plan assets and votes of compensation increases. In determining the expected rates and returns, the Company is required to consider current market conditions, including changes in interest rates.

Material changes in the Company’s pension and post-retirement benefit costs may occur in the future, resulting from changes in assumptions or other management decisions. For further discussion, see “Note 9—Benefit Programs”.

NOTE 4—RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which defines a SEC filer within the Codification and eliminates the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in order to remove potential conflicts with current SEC guidance. The relevant provisions of ASU 2010-09 were effective upon the date of issuance of February 24, 2010, and the Company adopted the amendments accordingly. As the update only pertained to disclosures, ASU 2010-09 had no impact on the Company’s condensed consolidated financial statements upon adoption.

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

In October 2009, the FASB issued FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2009-13 is not expected to have a material impact on the consolidated financial statements.

In August 2009, the FASB issued FASB Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The adoption of Accounting Standards Update 2009-05 did not have a material impact on the condensed consolidated financial statements.

During June 2009, the FASB issued FAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”) and is incorporated in ASC Topic 105, which establishes the FASB Accounting Standards Codification as the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. SFAS 168 became effective as of the beginning of the first annual reporting period that begins after September 15, 2009 and for interim periods within that period. The adoption of SFAS 168 did not have an impact on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141 (Revised) and is incorporated in ASC Topic 805, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after fiscal 2010. The Company will apply the requirements of ASC 805 to any future business combinations.

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets, and is incorporated in ASC Topic 715, which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company adopted this interpretation for the fiscal year ended June 26, 2010. While the adoption impacted the Company’s disclosure requirements, it did not impact the Company’s results of operations or financial position. See “Note 9—Benefit Programs” for disclosures related to the Company’s benefit plan assets.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) and is incorporated in ASC Topics 275 and 350, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP 142-3 in fiscal year 2010. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP 142-3 did not have a material impact on the condensed consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years, and is incorporated in ASC Topic 820. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels which distinguish between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The level in the fair value hierarchy within which the respective fair value measurement falls is determined based on the lowest level input that is significant to the measurement in its entirety. The three levels of inputs used to measure fair value are as follows:

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

The adoption of FAS 157 did not have a material impact on the consolidated financial statements. The Company adopted the provisions of FAS 157 on June 29, 2008 for assets and liabilities measured at fair value on a recurring basis, which consist of cash and cash equivalents and its senior notes measured using Level 1 inputs. The Company adopted the provisions of FAS 157-2 on June 28, 2009 for assets and liabilities measured at fair value on a non-recurring basis, which include goodwill, intangible assets and certain other long-lived assets. The fair values for these assets are measured for impairment on a non-recurring basis using Level 3 inputs. Refer to “Note 7-Balance Sheet Information” for further discussion of impairment valuation.

NOTE 5—ACQUISITIONS

Cushman’s

On August 8, 2008, the Company completed the acquisition of certain assets of Cushman Fruit Company, Inc. (the “Cushman’s Acquisition”), a privately held, multi-channel direct marketer of specialty foods, primarily Florida citrus, for a net purchase price of $8,509, including $450 of acquisition related costs.

The Company paid for the Cushman’s Acquisition with available cash. The Company’s revolving credit agreement was amended to permit the acquisition and to address other administrative matters. Unless otherwise defined or noted, references to “Cushman’s” refers to the brand or business, as owned and operated by the Company, subsequent to the acquisition on August 8, 2008. The operating results of Cushman’s are included in the Company’s results of operations only for periods subsequent to the acquisition date.

The allocation of the purchase price is based on management’s estimates and assumptions, and other information compiled by management utilizing established valuation techniques appropriate for the retail industry. The following table presents the final allocation of the purchase price of the acquisition, including professional fees and other related acquisition costs, to the net assets acquired based on their fair values (in thousands):

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

The Company recorded a liability of $147 for severance costs related to management’s plan for a reduction in force associated with the closure of the existing Cushman’s locations. Management’s plan for reduction in force and closure was developed concurrently with the acquisition and requires the transition of certain functions to the Company’s existing personnel and locations. As of June 27, 2009, all actions related to the transition were completed.

The following unaudited pro forma consolidated results of operations have been prepared as if the Cushman’s Acquisition had occurred at the beginning of the respective periods below (in thousands):

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

Current assets	$ 2,525
Fixed assets	134
Intangible assets	15,036
Goodwill	7,504

Total assets acquired	25,199
Current liabilities	(2,415)

Net assets acquired	$ 22,784

The following unaudited pro forma consolidated results of operations have been prepared as if the Wolferman’s acquisition had occurred at the beginning of the fiscal 2008 (in thousands):

Fiscal 2008 (unaudited)
Net sales	$565,200
Gross profit	260,174
Operating income	31,507
Income from continuing operations before income taxes	9,332
Net income	4,828

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

NOTE 6—DISCONTINUED OPERATIONS

During fiscal 2007, the Company completed the sale of its Jackson & Perkins businesses to J&P Acquisition Inc. In a separate transaction, the Company sold its land and the associated buildings of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins. Cash proceeds on these sales, net of transaction fees, were $47,206.

We provided transitional services to the buyer of the Jackson & Perkins businesses through June 2009. The final payment on the note due from J&P Acquisition Inc. was due as of mid June 2009. The amount due was $1,000. As of June 27, 2009, the note was not paid. It has been fully reserved, and a legal claim to collect the remaining balance was initiated. In addition, the remaining product credit related to the sale was $497 and was also fully reserved as of June 27, 2009. As of June 26, 2010, the total of $1,497 remains fully reserved. In fiscal 2010, we sold certain land use rights related to the Wasco property and recorded proceeds of $1,250.

The financial results included in discontinued operations in the consolidated statement of operations were as follows:

	2010	2009	2008
Net sales	$—	$278	$5,127
Gain (loss) associated with the sale of Jackson & Perkins	1,250	(1,414)	282
Provision (benefit) for income taxes on discontinued operations	485	(336)	19
Net income (loss) from discontinued operations	765	(446)	271

Net sales from discontinued operations in fiscal 2009 and 2008, were primarily comprised of revenues associated with the transitional services agreement and residual farm crop sales.

NOTE 7—BALANCE SHEET INFORMATION

Inventories

Inventories consist of the following:

	June 26, 2010	June 27, 2009
Finished goods	$15,611	$18,056
Materials, packaging supplies, and work-in process	13,782	20,734
Growing crops	6,134	5,948

Total	$35,527	$44,738

Fixed Assets

Fixed assets consist of the following:

	June 26, 2010	June 27, 2009
Land	$19,607	$19,607
Land improvements and orchard development costs	30,698	30,692
Buildings and improvements	58,674	58,517
Machinery and equipment	68,352	68,176
Leasehold improvements	9,908	10,611
Purchased and internally developed software	37,223	36,693
Capital projects-in-progress	882	1,521

	225,344	225,817
Accumulated depreciation and amortization	(96,953)	(80,340)

Total	$128,391	$145,477

As of June 26, 2010 and June 27, 2009, purchased and internally developed software included software licenses acquired for $895, and financed through capital lease agreements. See “Note 8—Borrowing Arrangements” for terms and conditions of the Company’s capital lease obligations. Accumulated amortization of purchased and internally developed software costs was $23,844 and $18,972 as of June 26, 2010 and June 27, 2009, respectively. Amortization of software costs from continuing operations, which include software assets financed by capital leases, were $4,878, $5,365 and $4,146 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

During fiscal 2010, the Company completed an evaluation of certain underperforming stores and related fixed assets and certain other long-lived assets. As a result of that evaluation the Company recorded a non-cash impairment charge of $699, all of which was related to fixed assets. During fiscal 2009, the Company determined that 30 underperforming stores were impaired and recorded a non-cash charge for the impairment of certain fixed assets and other long-lived assets in the amount of $3,600, of which $3,471 was related to fixed assets and $129 to fair value lease intangibles. During fiscal 2008 the Company determined that 14 underperforming stores were impaired and recorded a non-cash charge for the impairment of certain fixed assets and other long-lived assets in the amount of $1,190. The impairment charges were recorded within selling, general and administrative expenses within the condensed consolidated statement of operations. The impairment amounts were calculated by comparing the applicable stores net assets to fair value, which was based on a discounted cash flow model.

In fiscal 2010, the Company negotiated lease buy-outs for two of its stores and recognized $220 of termination costs. In the second quarter of fiscal 2010, the Company exercised its termination option related to its Eugene, Oregon call center lease and accrued the contractual amounts due of $78, all of which was paid. As a result of the lease termination, fixed assets were reviewed for impairment and a charge of $231 was recorded.

During the fourth quarter of fiscal 2009, the Company abandoned certain capital projects. The related amounts written off resulted in a $748 non-cash charge recorded in selling, general and administrative expense in the consolidated statement of operations.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment annually. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company’s goodwill and other intangibles were not impaired as a result of their respective annual impairment tests in the fourth quarter of fiscal 2010.

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

Amortization expense was $681, $1,456 and $2,122 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, and is included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

The following is a summary of intangible assets:

	June 26, 2010				June 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Trade names, trademarks and recipe	$41,658	$—	$(9,519)	$32,139	$41,658	$—	$(9,519)	$32,139
Goodwill	12,922	—	(686)	12,236	12,922	—	(686)	12,236
Direct marketing customer and rental lists	9,249	(9,068)	—	181	9,249	(8,467)	—	782
Favorable lease agreements	1,676	(1,620)	—	56	1,676	(1,540)	—	136

	$65,505	$(10,688)	$(10,205)	$44,612	$65,505	$(10,007)	$(10,205)	$45,293

The following table represents activity for goodwill and other intangibles for the fiscal year ended June 26, 2010.

	Goodwill	Indefinite-Lived Intangibles	Definite-Lived Intangibles	Total
Net balance as of June 27, 2009	$12,236	$32,139	$918	$45,293
Additions	—	—	—	—
Impairment charges	—	—	—	—
Amortization expense	—	—	(681)	(681)

Net balance as of June 26, 2010	$12,236	$32,139	$237	$44,612

The estimated amortization expense for each of the next two fiscal years and thereafter is as follows:

Fiscal Period	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
2011	142	35	177
2012	39	21	60

Total	$181	$56	$237

Impairment Estimates and Assumptions

The Company’s impairment calculation and any resulting charges related to our indefinite-lived intangible assets, our goodwill and long-lived assets associated with stores were calculated using management’s estimates of future forecasted cash flows to be generated from the respective assets and a discount rate inherent within the Company’s cost of capital. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins, operating expenses and applicable discount rate. However, management believes that the assumptions and estimates were reasonable and represented the most likely future operating results based upon the then current information available. The fair values calculated in these evaluations are considered Level 3 inputs, as previously defined in “Note 4—Recent Accounting Pronouncements and Developments”.

NOTE 8—BORROWING ARRANGEMENTS

Revolving Credit Facilities

As of June 26, 2010, the Company had a $125,000 revolving credit agreement (the “Credit Agreement”) secured by substantially all of the assets of the Company. The Credit Agreement has a maturity date of March 20, 2011. Borrowings under the Credit Agreement may be used for the Company’s general corporate purposes, including capital expenditures, subject to certain limitations. Interest on the borrowings is payable at a base rate or a Eurocurrency rate, plus an applicable margin and fees.

As of June 26, 2010, unused borrowings under the revolving credit facility were $123,768, reflecting no borrowings, and $1,232 in outstanding letters of credit under the revolving credit facility. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. The formula generally allows the Company to borrow a substantial portion of the facility from August to December, but significantly restricts its borrowing capacity from January to July. As a result, total available borrowing capacity at June 26, 2010 was $32. The Company is required to pay a commitment fee equal to 0.375% per annum on the daily average unused line of credit. The commitments fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

In connection with this facility and related amendments, the Company has remaining deferred financing costs of $929 and $2,172 on its consolidated balance sheets as of June 26, 2010 and June 27, 2009, respectively.

The revolving credit facility contains customary affirmative and negative covenants for senior secured credit facilities of this type, including, but not limited to, limitations on the incurrence of indebtedness, capital expenditures, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. These covenants significantly limit the Company’s ability to obtain funds from its subsidiaries in the form of loans, dividends or other advances other than dividends paid to the Company by Harry and David for the purpose of paying (i) income taxes when and as due, (ii) management fees payable to Wasserstein under the management agreement, or (iii) operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (including legal and accounting expenses and similar expenses and customary fees to non-officer directors in an amount not to exceed $350 in any fiscal year). At June 26, 2010, the Company was in compliance with these covenants.

On July 7, 2010, the Company entered into a third amendment to its revolving credit agreement. For further details on the amendment, see “Note 18—Subsequent Events”.

Long-Term Debt

As of June 26, 2010 the Company’s wholly-owned subsidiary, Harry and David, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012 and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). These amounts are net of the repurchases by the Company on the open-market in fiscal 2008 and in fiscal 2009. For further details on the repurchases, see “Long-Term Debt Prepayment” below.

The floating rate Senior Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was 5.54% and 5.67% at June 26, 2010 and June 27, 2009, respectively. The fixed rate Senior Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments.

The deferred financing fees incurred in connection with the note offering and related exchange have been recorded as deferred financing costs within long-term assets. These costs are amortized over the remaining life of the associated Senior Notes and as of June 26, 2010 and June 27, 2009, $2,674 and $3,803, respectively, remained on the balance sheet for all associated fees related to the Senior Notes. As noted below under “Long-Term Debt Prepayment,” the Senior Notes deferred financing costs are subject to write-off on a pro-rata basis due to early repurchase or repayment of the Senior Notes.

The Senior Notes represent the senior unsecured obligations of Harry and David, and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s current subsidiaries. Refer to “Note 19—Condensed Consolidating Financial Statements” for additional information related to the Company’s internal re-organization in November of fiscal 2008. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. These covenants significantly limit the Company’s ability to obtain funds from its subsidiaries in the form of loans, dividends or other advances other than (i) dividends or loans in limited circumstances if its fixed charge coverage ratio reaches specified levels or (ii) dividends paid to the Company by Harry and David for the purpose of paying (A) management fees not to exceed $1,000 per year (excluding out of pocket expenses, (B) consolidated income taxes when and as due, and (C) up to $2,000 (since the date of the indenture) relating to expenses associated with an initial public offering. With respect to dividends other than as described in the preceding sentence, even if the fixed charge coverage ratio threshold has been met, Harry and David may only pay the Company dividends up to a specified amount based upon, among other things, consolidated net income and any cash proceeds received by Harry and David from the sale of equity securities or contributions to equity. The Company was in compliance with all of the covenants contained in the indenture under the Senior Notes at June 26, 2010.

Long-Term Debt Prepayment

During the year ended June 27, 2009, the Company purchased $36,638 in aggregate principal amounts of fixed and floating rate Senior Notes in open-market purchases for $20,366. The debt prepayment resulted in a net gain of $15,416, comprised of a $16,272 discount on the repayment of outstanding principal, partially offset by the write-off of $856 of unamortized deferred financing costs.

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

During the year ended June 26, 2010, the Company did not purchase any of its fixed or floating rate Senior Notes.

Amortization of Deferred Financing Costs

Total amortization expenses of all deferred financing costs were $2,372, $2,435 and $2,604 for fiscal 2010, 2009 and 2008, respectively, and are included within interest expense in the accompanying consolidated statements of operations.

On July 7, 2010, the Company entered into a third amendment to its revolving credit agreement and incurred the new financing costs. For further details on the amendment, incurred financing costs and an impact on the future amortization expenses, see “Note 18—Subsequent Events”.

Capital Lease Obligations

In the fourth quarter of fiscal 2008, the Company acquired a software license for $895, financed by a capital lease agreement. The interest rate on the agreement is 5.99% due in three annual installments of principal and interest. The current portion of the remaining obligation in the consolidated balance sheet as of June 26, 2010, was $309.

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

The Company’s qualified pension plan was partially frozen effective as of June 25, 2006, whereby no new participants would qualify to enter into the plan. A full freeze of the plan became effective June 30, 2007, whereby pension benefits were no longer accrued for participants. In addition, the Company froze its non-qualified pension plan effective June 30, 2007. After July 1, 2007, the Company has a continuing obligation to fund these plans and will continue to recognize net periodic pension cost.

The Company contributed $5,396 to its pension plans in fiscal 2010 and expects to contribute approximately $3,921 its pension plans in fiscal 2011 to fulfill its minimum funding obligations.

The following tables set forth combined information regarding the Company’s qualified and non-qualified plans as of June 26, 2010, and June 27, 2009 and for the fiscal years June 26, 2010, June 27, 2009 and June 28, 2008.

Change in projected benefit obligation	June 26, 2010	June 27, 2009
Benefit obligation, beginning of period	$44,123	$44,389
Interest cost	2,612	2,889
Plan amendments	—	(809)
Actuarial losses	7,109	1,779
Benefits paid	(4,837)	(4,125)

Benefit obligation, end of period	$49,007	$44,123

Change in plan assets	June 26, 2010	June 27, 2009
Fair value of plan assets, beginning of period	$16,759	$26,895
Actual return (loss) on plan assets	1,639	(8,687)
Company contributions	5,396	2,676
Benefits paid	(4,837)	(4,125)

Fair value of plan assets, end of period	$18,957	$16,759

As of June 26, 2010 the funded status of the Company’s plans was a deficit of $30,050, with $199 classified as current liabilities and $29,851 classified as noncurrent liabilities on the consolidated balance sheet. As of June 27, 2009, the funded status of the Company’s plans was a deficit of $27,634, and the amounts are classified as noncurrent liabilities on the consolidated balance sheet.

Components of pension expense	2010	2009	2008
Interest cost	$2,612	$2,889	$2,873
Expected return on assets	(939)	(1,987)	(2,779)
Prior service credit amortization	(90)	(25)	—
Amortization of actuarial loss	1,341	524	—

Net period pension expense	$2,924	$1,401	$94
Settlement (gain) loss	525	1,196	150

Net period pension expense with settlement	$3,449	$2,597	$244

Weighted-average assumptions used in computing the net periodic pension cost and projected benefit obligation at year-end:	2010	2009	2008
Discount rate for determining net periodic pension cost	6.10%	6.90%	6.30%
Discount rate for determining benefit obligations at year-end	5.18%	6.10%	6.90%
Rate of compensation increase for determining expense	N/A	N/A	N/A
Rate of compensation increase for determining benefit obligations at year-end	N/A	N/A	N/A
Expected rate of return on plan assets for determining net periodic pension cost	5.50%	8.50%	8.50%
Expected rate of return on plan assets at year-end	5.50%	5.50%	8.50%
Measurement date for determining assets and benefit obligations at year-end	6/30/2010	6/30/2009	6/30/2008

Expected benefit payments related to the Company’s pension plans for each of the next five fiscal years, and in the aggregate for the next five fiscal years thereafter as of June 26, 2010 are estimated as follows:

Expected benefit payments
2011	$1,357
2012	1,301
2013	2,679
2014	3,392
2015	2,955
2016-20	20,207

Total	$31,891

Management’s investment objective is to invest the plans’ assets in a diversified portfolio of securities to provide long-term growth in plan assets that, along with Company contributions, will meet the plans’ benefit payment obligations. Investment strategies focus on diversification among debt and equity securities, a balance of long-term investment return at an acceptable level of risk and liquidity to meet benefit payments. Plan assets are generally invested in bank collective trusts which invest in liquid securities diversified across equity, fixed income and real estate. Funds are allocated among several investment managers who have discretion to manage their portion of the investments, subject to strategy and risk guidelines established for each fund. The overall strategy, the resulting allocations of plan assets and the performance of investment managers are continually monitored. For fiscal 2010, the assets of the Company’s benefit plans were invested in 55% equity securities, 42% debt securities, and 3% real estate and other investments. For fiscal 2009, investments were 57% equity securities, 39% debt securities and 4% in real estate investments.

The expected long-term rate of return on the plans’ assets was based on an evaluation of the weighted average of the expected returns for the major asset classes in which the plans invest. Expected returns by asset class were developed through analysis of historical market returns, current market conditions, inflation expectations, and equity and credit risks.

Below summarizes the level of inputs within the fair value hierarchy used in the valuation of the Company’s pension asset categories as of June 2010. For further discussion of the three levels of inputs used to measure fair values as defined in ASC Topic 820, see “Note 4 – New Accounting Pronouncements and Developments.”

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Equity securities	$10,496	$—	$10,496	$—
Debt securities	7,895	—	7,895	—
Real estate/Property	472	—	—	472
Other*	94	—	94	—

Total	$18,957	$—	$18,485	$472

*	This category includes receivable for investment sold.

As a result of the changes in actuarial assumptions (primarily a lower discount rate for determining benefit obligations), the Company recognized an additional unfunded liability and recorded an adjustment to other comprehensive loss of $3,761, net of taxes of $2,201 in fiscal 2010. In fiscal 2009, the adjustment to other comprehensive loss was $7,298, net of taxes of $4,361 and was driven by unfavorable performance of its pension plan assets and changes in actuarial assumptions. As of June 26, 2010, the Company has accumulated in other comprehensive loss an amount of $20,259 (or $12,719, net of tax) that has not yet been recognized as components of net periodic benefit cost, of which approximately $1,700 is expected to be recognized in fiscal 2011.

The Company recorded settlement charges of $525 and $1,196 during fiscal 2010 and fiscal 2009, respectively, related to lump sum distributions from our benefit pension plans. ASC Topic 715 “Compensation – Retirement Benefits” requires the use of settlement accounting if, for a given year, the cost of all settlements exceeds, or is expected to exceed, the sum of the service cost and interest cost components of net periodic pension expense for the plan.

The Company’s funding policy is generally designed to make the minimum annual contribution required by the Employee Retirement Income Security Act of 1974. Current projections indicate cash contributions to fund the qualified benefit plan and the excess benefit plan by fiscal year from 2011 through 2015 will be as follows:

Expected contributions
2011	$3,921
2012	3,598
2013	7,066
2014	7,444
2015	7,445

Total	$29,474

Post-retirement medical plan

The Company sponsors a post-retirement medical plan, which currently covers three eligible participants and will be covering three additional participants once they become eligible. The Company funds benefits as they occur. At June 26, 2010 and June 27, 2009, the Company has accrued $100, as its estimated liability under this plan. There are no plan assets at either date. Expenses from continuing operations related to the plan totaled $0, $22 and $14, respectively, in fiscal 2010, fiscal 2009 and fiscal 2008.

401(k) plan

Salaried and hourly employees, including management, become eligible to participate in the Company’s 401(k) plan upon completing a minimum of 1,000 hours of service during the 12-month period subsequent to hire date. Effective January 1, 2008, the Company began providing matching contributions equal to 100% of the participant’s contributions for the first 5% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s earnings that may be taken into account. Prior to that date, matching contributions were equal to 100% of the participant’s contributions for the first 3% of the participant’s earnings, and 50% of the participant’s contributions for the next 2% of the participant’s earnings, subject to statutory limitations on the amount of the participant’s earnings that may be taken into account. The Company has temporarily suspended its matching program in fiscal 2009 and did not reinstate it in fiscal 2010.

The Company’s contributions to the 401(k) plan were $0, $1,591 and $3,017 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Incentive compensation plan

The Company’s bonus plan covers eligible salaried employees and also applies to hourly employees on a discretionary basis. Benefits under this plan are generally based on various performance standards and are payable currently. In the last three fiscal years, the Company did not have bonus expenses.

Deferred compensation plans

All of our compensation plans that are subject to Section 409A of the Internal Revenue Code are intended to comply with such law. Should a plan be determined not to comply, however, we are not responsible for any additional tax or interest imposed on any employee.

Self-insured liabilities

The Company is primarily self-insured for employee health benefits. Estimated costs of these self-insurance programs are accrued at the undiscounted value of actuarially determined projected settlements for known and anticipated claims incurred. These liabilities, totaling $2,421 and $2,758 at June 26, 2010 and June 27, 2009, respectively, are classified within accrued payroll and benefits.

Severances

The Company has accrued $7,425 for estimated severance related benefits associated with elimination of certain full-time positions across the Company as well as the termination of certain other employees and executives. The severance and related charges were recorded in selling, general and administrative expenses.

The following table shows the Company’s severance related activities in fiscal 2010:

Beginning balance as of June 27, 2009	$1,819
Accruals for severance related benefits	7,425
Payments of benefits	(4,091)
Adjustments/reversals	(351)

Ending balance as of June 26, 2010	$4,802

NOTE 10—INCOME TAXES

The components of the Company’s total provision (benefit) for income taxes are as follows:

	2010	2009	2008
Continuing operations	$(1,769)	$(14,861)	$4,648
Discontinued operations	$485	$(336)	$19

Total provision (benefit) for income taxes	$(1,284)	$(15,197)	$4,667

For continuing operations, the components of the Company’s provision (benefit) for income taxes are as follows:

Income (loss) from continuing operations before income taxes	$(41,762)	$(34,594)	$8,985

Current:
Federal	(13,661)	(7,534)	22,734
State	585	(4,114)	4,830

	(13,076)	(11,648)	27,564
Deferred:
Federal	9,458	(5,617)	(19,821)
State	1,849	2,404	(3,095)

	11,307	(3,213)	(22,916)

Provision (benefit) for income taxes from continuing operations	$(1,769)	$(14,861)	$4,648

The Company’s effective tax rate for continuing operations differed from the federal statutory income tax rate as follows:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State tax rate, net of federal tax effect	4.6	5.0	11.6
Cumulative effect of state tax rate change	—	—	9.6
Valuation allowance	(35.8)	—	(8.9)
Uncertain tax positions	(0.1)	1.0	9.8
Charitable deductions	0.5	0.5	(4.2)
Tax credits	0.3	1.1	(2.3)
Other	(0.3)	0.4	1.1

Effective tax rate	4.2%	43.0%	51.7%

In fiscal 2010, the effective tax rate for continuing operations was less than the federal statutory rate, primarily due to the valuation allowance of $14,966. There was no valuation allowance at June 27, 2009. This increase was due primarily to continued taxable losses in fiscal 2010, which caused a change in judgment about the realizability of certain deferred tax assets. In fiscal 2009, the effective tax rate for continuing operations was higher than the federal statutory rate, primarily due to a decrease in uncertain tax positions of $341, state tax benefit of $1,734, the recognition of general business credits of $388, and the domestic production activities deduction of $220. In fiscal 2008, the effective tax rate for continuing operations was higher than the statutory rate primarily due to a mid-year structural reorganization that resulted in a higher state tax expense and cumulative adjustment to deferred tax items of $686 due to changes in the state tax rate, an increase in uncertain tax positions of $881, offset by the reversal of the remaining valuation allowance of $795. In fiscal 2010, $1,711 of income tax was allocated to other comprehensive income reflecting the tax effect of pension liability adjustments.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	June 26, 2010	June 27, 2009
Deferred tax assets:
Accrued liabilities	$5,139	$3,154
Pension	9,585	9,069
Inventories	1,369	1,032
Net operating loss carryforwards	3,375	1,178
State deferred asset	585	388
Tax credits	—	280
Other	6,252	6,051
Valuation allowance	(14,966)	—

Total deferred tax assets	11,339	21,152

Deferred tax liabilities:
Fixed assets	(12,095)	(12,685)
Catalog costs	(838)	(983)
State deferred liability	—	—
Other	(1,349)	(831)

Total deferred tax liabilities	(14,282)	(14,499)

Total net deferred tax assets (liabilities)	$(2,943)	$6,653

At June 26, 2010, the Company has deferred tax assets of approximately $3,375 relating to various state net operating loss carryforwards, which expire under current statute between 2011 and 2030.

The Company routinely reviews the future realization of tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. As of June 26, 2010, the Company has recorded a valuation allowance to reduce the related deferred tax assets to an amount that is more likely than not to be realized.

The Company adopted its accounting for uncertain tax positions on July 1, 2007. A reconciliation of the beginning and ending gross amount of the unrecognized tax benefits is as follows:

	2010	2009	2008
Gross unrecognized tax benefits, beginning of year	$1,704	$4,412	$3,819
Additions based on tax positions related to the current year	—	—	593
Settlement with taxing authorities during the year	(56)	(2,177)	—
Lapse of statute of limitations during the year	(39)	(531)	—

Gross Unrecognized tax benefits, end of year	$1,609	$1,704	$4,412

As of June 26, 2010, the gross amount of unrecognized tax benefits is $1,609, excluding penalty and interest, while a net amount of $3,887, including penalty and interest, is recorded in other long-term liabilities. Of these amounts, if recognized, $1,673 would favorably impact the effective tax rate. The Company is indemnified for tax liabilities prior to June 17, 2004. As of June 26, 2010 the Company has an indemnity receivable of $1,985 on a gross basis relating to periods prior to June 17, 2004.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Interest and penalties, net of tax of $107 were recognized for the fiscal year-end. The Company had accrued interest and penalties, net of tax, of approximately $1,685 and $1,578 at June 26, 2010 and June 27, 2009, respectively. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease in the next twelve months due to the expiration of certain statutes of limitation.

The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions. As of June 26, 2010, the Company is not subject to federal and state examinations for years prior to 2005. Tax years subsequent to November 30, 2004 remain open to examination by these “major” jurisdictions.

NOTE 11—STOCK OPTION PLAN

The Company has a Non-Qualified Stock Option Plan (the Plan) which provides for the grant of incentive stock options and non-qualified stock options, exercisable for shares of the Company’s common stock. A total of 300,000 shares of the Company’s common stock are available for option grants under the Plan. The Plan provides for forfeited options to be automatically returned to the authorized number of shares available for issuance under the Plan.

The Plan is administered by the Company’s board of directors or a committee of such board. Options may be exercised only to the extent they have vested. Options granted generally vest over a three or five year period, unless otherwise stipulated in individual option agreements. Upon vesting, all options are exercisable provided that the holder of such options is an employee of the Company on the vesting date unless otherwise stipulated in individual option agreements. Vesting of all options will accelerate upon a termination of employment without cause within a year following a change of control of the Company or as otherwise defined in the relevant option agreements. Shares issuable upon exercise of the options may be either treasury shares or newly issued shares. Options granted under the Plan expire ten years after the grant date. In case of termination of employment or other service by reason of death, disability, or normal or early retirement, or in the case of hardship or other special circumstances of an optionee holding options that have not vested, the administrator of the Plan may, in its sole discretion, accelerate the time at which such option may be exercised. The option agreement for any grant may provide for a share repurchase right or right of first refusal in favor of the Company upon the occurrence of certain specified events. Any repurchase of such shares is to be made by the Company at the fair value at the time of the repurchase.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term of options granted utilized is either the final vesting date or a period derived from the time between the date of final vesting and the expiration of the option, depending on the vesting provisions of the underlying grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Prior to the current fiscal year the Company utilized a pre-vesting forfeiture rate assumption of a 10% when arriving at the amount of stock compensation expense recognized. However, in the current year the Company has utilized a rate of 0%, as the options have been granted to few individuals with relatively short or immediate vesting. The assumptions used for fiscal 2010 and fiscal 2008 awards granted are noted in the following table (there were no awards granted in fiscal 2009):

	2010	2008
Expected volatility	72.3%	41.0%
Expected dividends	$0	$0
Expected term	3.0 years	6.1 years
Risk-free rate	1.34%	3.93%

A summary of option activity under the Plan for fiscal 2010 is presented below:

Options	Option shares	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding at June 27, 2009	59,568	$113.92	6.2 years
Granted	224,136	230.80	—
Exercised	(874)	82.60	—
Forfeited	(40,820)	106.89	—

Outstanding at June 26, 2010	242,010	$223.46	9.3 years

Exercisable at June 26, 2010	214,546	$232.59	9.3 years

The weighted-average grant-date fair value of options issued in fiscal 2010 and fiscal 2008 was $52.38 and $31.67, respectively. The total grant date fair value of all options outstanding at June 26, 2010 and June 27, 2009 was $12,131 and $1,521, respectively. The intrinsic value of the stock options exercised during fiscal 2010 was $48, while the intrinsic value for the outstanding and exercisable options as of June 26, 2010 was $526. The weighted-average fair value of options granted in 2008 was $31.67. In fiscal 2010, the Company granted 185,636 fully vested options to its new Chief Executive Officer.

A summary of the status of the Company’s nonvested option shares as of June 27, 2009, and activity during fiscal year ended June 26, 2010, are presented below:

	Option Shares	Weighted- Average Grant-Date Fair Value of Options
Nonvested option shares at June 27, 2009	6,239	$13.42
Granted options	224,136	52.38
Vested	(200,457)	50.96
Forfeited	(2,454)	16.51

Nonvested option shares at June 26, 2010	27,464	$60.00

The total fair value of shares vested during fiscal 2010, 2009, and 2008 was $10,215, $482, and $519, respectively. The Company recognized stock compensation expense of $10,317, $482, and $552 for fiscal 2010, 2009, and 2008, respectively, and the total tax benefit recognized for these periods was $3,898, $193, and $168, respectively. As of June 26, 2010, there was $1,564 of total unrecognized pre-tax compensation cost related to nonvested share-based compensation arrangements granted under the Plan that will be recognized over the remaining vesting period. The weighted-average period of the remaining cost is 2.0 years. Cash received from options exercised under the share-based payment arrangement for fiscal 2010, 2009, and 2008 was $72, $0, and $91, respectively.

NOTE 12—LEASES

The Company leases certain properties consisting primarily of retail stores, distribution centers, and equipment with original terms ranging primarily from 3 to 10 years and up to 22 years. Certain leases contain renewal options; generally for five year periods, with rent payments during the lease term dependant on the defined percent increase or increases based on certain indexes, in each case as defined within the individual lease agreements. In accordance with ASC Topic 840 “Leases”, for leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease and other lease incentives, the Company recognizes rental expense on a straight-line basis over the lease term and records the difference between rent expense and the amount that is payable as deferred rent. In addition to minimum rental payments, certain of the Company’s retail store leases require the Company to make contingent rental payments, which are typically structured as either minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a negotiated threshold of sales after which a percent of sales is paid to the landlord. Such contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable. Extra payments such as common area maintenance and property taxes are also required on certain leases.

Total rental expense for all operating leases was as follows:

	2010	2009	2008
Minimum rent expense	$22,313	$24,508	$24,299
Contingent rent expense	162	209	297

Total rent expense	$22,475	$24,717	$24,596

The aggregate future minimum rental payments under non-cancelable operating leases and payments of principal and interest on our capital lease obligations in effect at June 26, 2010, were as follows for the following fiscal years:

	Operating Leases	Capital Leases	Total Payments
2011	$11,664	$323	$11,987
2012	10,058	—	10,058
2013	6,220	—	6,220
2014	4,399	—	4,399
2015	3,825	—	3,825
Thereafter	39,913	—	39,913

Total	$76,079	$323	$76,402

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings in the ordinary course of, and which are incidental to, the Company’s business. The Company’s management believes that the ultimate liability, if any, resulting from such proceedings would not have a material effect on the Company’s results of operations, financial position or cash flows.

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify another party from losses arising in connection with the Company’s products or services. The Company also enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with its contractors, customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, the Company has entered into indemnification agreements with certain of its officers and directors that indemnify such persons for certain liabilities they may incur in connection with their services as an officer or director, and the Company has agreed to indemnify certain investors for certain liabilities they may incur in connection with the sale of the senior notes to the initial purchasers and the 2005 exchange offer relating to the senior notes. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is generally unlimited. As the Company believes that the occurrence of any events that would trigger payments under these contracts is remote, no liabilities have been recorded in the consolidated financial statements for these indemnifications.

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

The award is 100% vested, representing $6,034, which also reflects forfeitures. In each case, vesting occurred as long as the award recipient was an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless by June 17, 2011: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of June 26, 2010, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program.

NOTE 14—RELATED-PARTY TRANSACTIONS

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During fiscal 2010, fiscal 2009 and fiscal 2008, the Company paid $1,000 annually in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

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

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry & David®, Wolferman’s® and Cushman’s® brands by marketing through catalogs, the Internet, business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Stores segment generates net sales of Harry & David®, Wolferman’s® and Cushman’s® merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of June 26, 2010, the Company operated 125 Harry and David stores in 38 states. The Company also operated two Cushman’s seasonal stores during the year, one of which was permanently closed in the fourth quarter of fiscal 2010. The Wholesale segment generates net sales by selling Harry & David® brand, Wolferman’s® brand, and Cushman’s® brand wholesale products to national retailers as well as commercial sales of surplus, non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon. Business units not disclosed separately for segment reporting purposes are grouped in the “Other” segment and include business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services, and administrative and marketing support functions.

Net intersegment sales were $55,409, $64,556 and $162,236 for the fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities. The Company’s goodwill is included within its Direct Marketing and Wholesale segments. Of the $12,236 of goodwill $10,827 is within the Direct Marketing segment and $1,409 is within the Wholesale segment.

The following table presents key financial statement data by segment for the periods indicated:

	Direct Marketing	Stores	Wholesale	Other	Total Continuing Operations
Fiscal 2010
Net external sales	$283,114	$114,421	$29,239	$—	$426,774
Depreciation and amortization expense	645	2,809	14	14,981	18,449
Operating income (loss) from continuing operations	(13,077)	(9,597)	(729)	5	(23,398)
Interest expense, net from continuing operations	3	—	—	18,839	18,842
Loss from continuing operations before income taxes	(12,749)	(9,560)	(718)	(18,735)	(41,762)
Capital expenditures	18	366	—	1,806	2,190
Total assets	49,482	20,067	2,290	171,375	243,214
Fiscal 2009
Net external sales	$325,902	$125,921	$37,773	$—	$489,596
Depreciation and amortization expense	1,350	3,323	—	15,962	20,635
Operating income (loss) from continuing operations	(14,426)	(14,499)	967	52	(27,906)
Interest expense, net from continuing operations	1	(7)	—	21,241	21,235
Income (loss) from continuing operations before income taxes	(1,519)	(12,805)	1,496	(21,766)	(34,594)
Capital expenditures	—	623	—	6,055	6,678
Total assets	46,307	24,490	8,578	197,317	276,692
Fiscal 2008
Net external sales	$372,552	$138,129	$34,383	$—	$545,064
Depreciation and amortization expense	1,852	3,989	—	14,651	20,492
Operating income (loss) from continuing operations	39,208	(8,858)	812	—	31,162
Interest expense, net from continuing operations	30	3	(8)	22,494	22,519
Income (loss) from continuing operations before income taxes	39,193	(8,839)	820	(22,189)	8,985
Capital expenditures	9	5,440	—	12,406	17,855
Total assets	59,597	32,654	2,308	262,078	356,637

NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain quarterly income statement information of the Company for fiscal 2010 and fiscal 2009. The Company reports results using a fiscal quarter method whereby each quarter is reported as a Saturday in September (Q1), December (Q2), March (Q3) or June (Q4) of the twelve or thirteen week period based on a 52/53 week year.

	2010
	Q1	Q2	Q3	Q4	Total
Net sales	$46,264	$267,032	$66,192	$47,286	$426,774
Cost of goods sold	30,041	135,817	49,138	37,854	252,850

Gross profit	16,223	131,215	17,054	9,432	173,924

Income (loss) from continuing operations before taxes	(22,044)	55,048	(40,548)	(34,218)	(41,762)
Provision (benefit) for income taxes on continuing operations	(320)	23,329	(12,556)	(12,222)	(1,769)

Net income (loss) from continuing operations	$(21,724)	$31,719	$(27,992)	$(21,996)	$(39,993)
Net income from discontinued operations	—	—	—	765	765

Net income (loss)	$(21,724)	$31,719	$(27,992)	$(21,231)	$(39,228)

	2009
	Q1	Q2	Q3	Q4	Total
Net sales	$52,607	$307,726	$74,912	$54,351	$489,596
Cost of goods sold	36,399	161,109	52,194	37,465	287,167

Gross profit	16,208	146,617	22,718	16,886	202,429

Income (loss) from continuing operations before taxes	(24,614)	49,620	(30,901)	(28,699)	(34,594)
Provision (benefit) for income taxes on continuing operations	(9,264)	19,282	(12,702)	(12,177)	(14,861)

Net income (loss) from continuing operations	(15,350)	30,338	(18,199)	(16,522)	(19,733)
Net income (loss) from discontinued operations	125	110	99	(780)	(446)

Net income (loss)	$(15,225)	$30,448	$(18,100)	$(17,302)	$(20,179)

NOTE 17—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses		Deductions	Balance at end of period
Year ended June 26, 2010
Allowance for doubtful accounts	$507	$329		$(368)	$468
Valuation allowance for deferred tax assets	$—	$14,966	(a)	$—	$14,966
Year ended June 27, 2009
Allowance for doubtful accounts	$39	$778		$(310)	$507
Year ended June 28, 2008
Allowance for doubtful accounts	$15	$157		$(133)	$39
Valuation allowance for deferred tax assets	$888	$(888	)(a)	$—	$—

(a)	Consolidated amount includes amount from continuing operations of $14,966 and $(686) for fiscal 2010 and fiscal 2008, respectively.

NOTE 18—SUBSEQUENT EVENTS

On July 7, 2010, Harry and David entered into a third amendment to its revolving credit agreement. The amendment, among other things, (A) extended the maturity date of the revolving credit agreement from March 20, 2011 to the earliest to occur of (i) July 7, 2014, (ii) 45 days prior to the final maturity date of Harry and David’s Floating Rate Senior Notes due 2012 (unless such notes are paid in full prior to such date) and (iii) 45 days prior to the final maturity date of Harry and David’s 9.0% Senior Notes due 2013 (unless such notes are paid in full prior to such date), (B) reduced the size of the facility from $125,000 to $105,000 (subject to an accordion feature providing Harry and David with an option to increase the aggregate commitments under the revolving credit agreement by up to $20,000, upon satisfaction of certain conditions and at the sole discretion of any existing lenders requested to provide any increased commitment), (C) increased certain fees payable under the revolving credit agreement and (D) increased the margins on borrowings under the revolving credit agreement, (i) in the case of Eurodollar borrowings, from a range of 1.50% to 2.00% to a range of 3.25% to 3.50% and (ii) in the case of Alternate Base Rate borrowings, from a range of .50% to 1.00% to a range of 2.25% to 2.50% and changed the basis for determining the applicable margin from the method based on Holdings’ consolidated leverage ratio to a usage-based method tied to the level of borrowings and letters of credit under the revolving credit agreement as a percentage of total commitments.

In accordance with Topic ASC 470-50-55-2, a portion of unamortized deferred costs associated with creditors not participating in a new amendment shall be written off. As a result, deferred costs of $250 will be written off in fiscal 2011. The remaining portion of unamortized expenses will be combined with the new financing costs and amortized over the amended term of the arrangement.

In connection with an entrance into a third amendment, the Company incurred deferred financing costs of $2,515. These costs will be amortized from the date of the third amendment through January 15, 2012, the date of the first possible maturity of the revolving credit agreement, and will be classified as interest expense.

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

The following consolidating financial information presents financial information which reflects the Reorganization, in separate columns, for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of June 26, 2010 and June 27, 2009, and for fiscal 2010, fiscal 2009, and fiscal 2008. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by the Company and between the guarantors.

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of June 26, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$123	$13,607	$—	$—	$13,730
Short-term investments	—	—	4,999	—	4,999
Trade accounts receivable, net	—	832	104	—	936
Other receivables	—	296	538	—	834
Inventories	—	15,368	20,159	—	35,527
Deferred catalog expenses	—	2,286	—	—	2,286
Deferred income taxes	2,173	—	—	—	2,173
Other current assets	—	1,322	2,432	—	3,754

Total current assets	2,296	33,711	28,232	—	64,239
Fixed assets, net	—	5,985	122,406	—	128,391
Goodwill	—	12,236	—	—	12,236
Intangibles, net	—	32,376	—	—	32,376
Investment in subsidiaries	105,183	(88,263)	—	(16,920)	—
Deferred financing costs, net	—	3,603	—	—	3,603
Other assets	1,985	55	329	—	2,369

Total assets	$109,464	$(297)	$150,967	$(16,920)	$243,214

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$7,127	$7,956	$—	$15,083
Accrued payroll and benefits	—	6,869	7,804	—	14,673
Income taxes payable	1,963	(94)	(9)	—	1,860
Deferred revenue	—	14,014	—	—	14,014
Accrued interest	—	4,426	—	—	4,426
Other accrued liabilities	—	1,352	1,842	—	3,194
Current portion of capital lease obligations	—	309	—	—	309

Total current liabilities	1,963	34,003	17,593	—	53,559
Long-term debt and capital lease obligations	—	198,362	—	—	198,362
Accrued pension liability	—	—	29,851	—	29,851
Deferred income taxes	5,116	—	—	—	5,116
Other long-term liabilities	3,911	3,866	2,094	—	9,871
Intercompany debt	152,019	(341,711)	189,692	—	—

Total liabilities	163,009	(105,480)	239,230	—	296,759

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	17,062	232,591	53,783	(286,374)	17,062
Accumulated other comprehensive loss, net of tax	(12,719)	—	(18,156)	18,156	(12,719)
Accumulated deficit	(57,898)	(127,409)	(123,890)	251,299	(57,898)

Total stockholders’ equity (deficit)	(53,545)	105,183	(88,263)	(16,920)	(53,545)

Total liabilities and stockholders’ equity (deficit)	$109,464	$(297)	$150,967	$(16,920)	$243,214

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Balance Sheet

As of June 27, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$51	$15,344	$—	$—	$15,395
Trade accounts receivable, net	—	1,350	116	—	1,466
Other receivables	—	398	1,664	—	2,062
Inventories	—	17,936	26,802	—	44,738
Deferred catalog expenses	—	2,657	—	—	2,657
Deferred income taxes	5,230	—	—	—	5,230
Other current assets	262	1,572	3,028	—	4,862

Total current assets	5,543	39,257	31,610	—	76,410
Fixed assets, net	—	9,208	136,269	—	145,477
Goodwill	—	12,236	—	—	12,236
Intangibles, net	—	33,057	—	—	33,057
Investment in subsidiaries	150,370	(83,606)	—	(66,764)	—
Deferred financing costs, net	—	5,975	—	—	5,975
Deferred income taxes	1,423	—	—	—	1,423
Other assets	1,886	32	196	—	2,114

Total assets	$159,222	$16,159	$168,075	$(66,764)	$276,692

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$4,322	$6,849	$—	$11,171
Accrued payroll and benefits	—	7,694	6,411	—	14,105
Income taxes payable	13,717	(78)	4	—	13,643
Deferred revenue	—	16,317	—	—	16,317
Accrued interest	—	4,485	—	—	4,485
Other accrued liabilities	176	1,813	991	—	2,980
Current portion of capital lease obligations	—	147	—	—	147

Total current liabilities	13,893	34,700	14,255	—	62,848
Long-term debt and capital lease obligations	—	198,671	—	—	198,671
Accrued pension liability	—	—	27,364	—	27,364
Other long-term liabilities	3,861	4,121	1,609	—	9,591
Intercompany debt	163,250	(371,703)	208,453	—	—

Total liabilities	181,004	(134,211)	251,681	—	298,474

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	6,673	232,518	53,784	(286,302)	6,673
Accumulated other comprehensive loss, net of tax	(9,795)	—	(13,521)	13,521	(9,795)
Accumulated deficit	(18,670)	(82,149)	(123,869)	206,018	(18,670)

Total stockholders’ equity (deficit)	(21,782)	150,370	(83,606)	(66,764)	(21,782)

Total liabilities and stockholders’ equity (deficit)	$159,222	$16,159	$168,075	$(66,764)	$276,692

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 26, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$427,698	$54,485	$(55,409)	$426,774
Cost of goods sold	—	253,763	54,496	(55,409)	252,850

Gross profit	—	173,935	(11)	—	173,924
Selling, general and administrative	(5)	197,338	(11)	—	197,322

Operating income (loss)	5	(23,403)	—	—	(23,398)

Other (income) expense:
Interest income	(12)	—	(49)	—	(61)
Interest expense	3	18,878	22	—	18,903
Other (income) expense, net	(99)	(379)	—	—	(478)
Equity in earnings of consolidated subsidiaries	40,625	(1,277)	—	(39,348)	—

Total other (income) expense	40,517	17,222	(27)	(39,348)	18,364

Income (loss) from continuing operations before income taxes	(40,512)	(40,625)	27	39,348	(41,762)
Benefit for income taxes	(1,769)	—	—	—	(1,769)

Net income (loss) from continuing operations	(38,743)	(40,625)	27	39,348	(39,993)

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	1,250	—	1,250
Provision for income taxes on discontinued operations	485	—	—	—	485

Net income (loss) from discontinued operations	(485)	—	1,250	—	765

Net loss	$(39,228)	$(40,625)	$1,277	$39,348	$(39,228)

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 27, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$490,786	$63,366	$(64,556)	$489,596
Cost of goods sold	—	288,390	63,333	(64,556)	287,167

Gross profit	—	202,396	33	—	202,429
Selling, general and administrative	—	230,350	(15)	—	230,335

Operating income (loss)	—	(27,954)	48	—	(27,906)

Other (income) expense:
Interest income	—	—	(241)	—	(241)
Interest expense	93	21,250	133	—	21,476
Gain on debt prepayment	—	(15,416)	—	—	(15,416)
Other (income) expense, net	577	292	—	—	869
Equity in earnings of consolidated subsidiaries	34,706	747	—	(35,453)	—

Total other (income) expense	35,376	6,873	(108)	(35,453)	6,688

Income (loss) from continuing operations before income taxes	(35,376)	(34,827)	156	35,453	(34,594)
Benefit for income taxes	(14,861)	—	—	—	(14,861)

Net income (loss) from continuing operations	(20,515)	(34,827)	156	35,453	(19,733)

Discontinued operations:
Loss on sale of Jackson & Perkins	—	—	(1,414)	—	(1,414)
Operating income from discontinued operations	—	121	511	—	632
Benefit for income taxes on discontinued operations	(336)	—	—	—	(336)

Net income (loss) from discontinued operations	336	121	(903)	—	(446)

Net loss	$(20,179)	$(34,706)	$(747)	$35,453	$(20,179)

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Operations

For the year ended June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Net sales	$—	$543,563	$163,745	$(162,244)	$545,064
Cost of goods sold	—	294,408	163,730	(162,244)	295,894

Gross profit	—	249,155	15	—	249,170
Selling, general and administrative	—	217,189	819	—	218,008

Operating income (loss)	—	31,966	(804)	—	31,162

Other (income) expense:
Interest income	—	(8)	(2,700)	—	(2,708)
Interest expense	—	25,188	39	—	25,227
Gain on debt prepayment	—	(303)	—	—	(303)
Other (income) expense, net	(183)	144	—	—	(39)
Equity in earnings of consolidated subsidiaries	(9,092)	(1,978)	—	11,070	—

Total other (income) expense	(9,275)	23,043	(2,661)	11,070	22,177

Income from continuing operations before income taxes	9,275	8,923	1,857	(11,070)	8,985
Provision for income taxes	4,648	—	—	—	4,648

Net income from continuing operations	4,627	8,923	1,857	(11,070)	4,337

Discontinued operations:
Gain on sale of Jackson & Perkins	—	—	282	—	282
Operating income (loss) from discontinued operations	—	169	(161)	—	8
Provision for income taxes on discontinued operations	19	—	—	—	19

Net income (loss) from discontinued operations	(19)	169	121	—	271

Net income	$4,608	$9,092	$1,978	$(11,070)	$4,608

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 26, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$11,304	$(32,558)	$25,535	$—	$4,281

Investing activities
Acquisition of fixed assets	—	(383)	(1,807)	—	(2,190)
Proceeds from the sale of fixed assets	—	—	61	—	61
Proceeds from the sale of Jackson & Perkins	—	—	1,250	—	1,250
Purchases of held-to-maturity securities	—	—	(4,992)	—	(4,992)

Net cash used in investing activities	—	(383)	(5,488)	—	(5,871)

Financing Activities
Borrowings of revolving debt	—	85,000	—	—	85,000
Repayments of revolving debt	—	(85,000)	—	—	(85,000)
Repayments of capital lease obligation	—	(147)	—	—	(147)
Proceeds from exercise of stock options	72	—	—	—	72
Net (payments) receipts on intercompany debt	(11,304)	31,351	(20,047)	—	—

Net cash provided by (used in) financing activities	(11,232)	31,204	(20,047)	—	(75)

Increase (decrease) in cash and cash equivalents	72	(1,737)	—	—	(1,665)
Cash and cash equivalents, beginning of period	51	15,344	—	—	15,395

Cash and cash equivalents, end of period	$123	$13,607	$—	$—	$13,730

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 27, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$796	$(29,308)	$24,339	$—	$(4,173)

Investing activities
Acquisition of fixed assets	—	(603)	(6,075)	—	(6,678)
Acquisition of business	—	(8,509)	—	—	(8,509)
Proceeds from the sale of fixed assets	—	—	22	—	22
Proceeds from income on available-for sale securities	—	—	10,097	—	10,097
Proceeds from sale of held-to-maturity securities	—	—	5,000	—	5,000

Net cash provided by (used in) investing activities	—	(9,112)	9,044	—	(68)

Financing Activities
Borrowings of revolving debt	—	113,000	—	—	113,000
Repayments of revolving debt	—	(113,000)	—	—	(113,000)
Repayments of long-term debt	—	(20,366)	—	—	(20,366)
Repayments of capital lease obligation	—	(790)	—	—	(790)
Net (payments) receipts on intercompany debt	(2,315)	65,197	(62,882)	—	—

Net cash provided by (used in) financing activities	(2,315)	44,041	(62,882)	—	(21,156)

Increase (decrease) in cash and cash equivalents	(1,519)	5,621	(29,499)	—	(25,397)
Cash and cash equivalents, beginning of period	1,570	9,723	29,499	—	40,792

Cash and cash equivalents, end of period	$51	$15,344	$—	$—	$15,395

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Condensed Consolidating Statement of Cash Flows

For the year ended June 28, 2008

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor subsidiaries	Eliminations and reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(1,861)	$12,406	$18,084	$—	$28,629

Investing activities
Acquisition of fixed assets	—	(9,144)	(8,711)	—	(17,855)
Acquisition of Wolferman’s business	—	(22,784)	—	—	(22,784)
Proceeds from sale of Jackson & Perkins business	—	—	4,161	—	4,161
Proceeds from the sale of fixed assets	—	—	32	—	32
Purchases of available-for sale securities	—	—	(10,000)	—	(10,000)
Purchases of held-to-maturity securities	—	—	(4,964)	—	(4,964)
Proceeds from income on available-for sale securities	—	—	195	—	195
Proceeds from sale of held-to-maturity securities	—	—	24,978	—	24,978

Net cash provided by (used in) investing activities	—	(31,928)	5,691	—	(26,237)

Financing Activities
Borrowings of revolving debt	—	63,000	—	—	63,000
Repayments of revolving debt	—	(63,000)	—	—	(63,000)
Repayments of long-term debt	—	(9,405)	—	—	(9,405)
Repayments of capital lease obligation	—	(1,684)	—	—	(1,684)
Payments for deferred financing costs	—	(10)	—	—	(10)
Proceeds for exercise of stock options	91	—	—	—	91
Net (payments) receipts on intercompany debt	1,860	30,391	(32,251)	—	—

Net cash provided by (used in) financing activities	1,951	19,292	(32,251)	—	(11,008)

Increase (decrease) in cash and cash equivalents	90	(230)	(8,476)	—	(8,616)
Cash and cash equivalents, beginning of period	1,480	9,953	37,975	—	49,408

Cash and cash equivalents, end of period	$1,570	$9,723	$29,499	$—	$40,792

NOTE 20—SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2010	2009	2008
Cash paid (received) for:
Interest, net of capitalized interest of $0, $19 and $528 for fiscal 2010, 2009 and 2008, respectively	$16,580	$19,942	$22,981

Taxes	(873)	$(330)	$2,410

Non-cash items:
Equipment acquired through a capital lease	$—	$—	$895