Form 10-Q
period 2010-09-25
Harry & David Holdings, Inc.
filed 2010-11-04
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 1, 2010
Common stock $0.01 par value	1,034,169

*	The registrant is not currently required to file reports, including this report, pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934, but is voluntarily filing this report with the Security and Exchange Commission.

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry  & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 25, 2010	June 26, 2010	September 26, 2009
	Unaudited		Unaudited
Assets
Current assets
Cash and cash equivalents	$5,253	$13,730	$1,986
Short-term investments	—	4,999	—
Trade accounts receivable, net	2,989	936	4,659
Other receivables	576	834	1,460
Inventories	82,577	35,527	82,859
Deferred catalog expenses	5,103	2,286	4,087
Deferred income taxes	9,331	2,173	—
Other current assets	4,011	3,754	4,462

Total current assets	109,840	64,239	99,513
Fixed assets, net	125,515	128,391	141,300
Goodwill	12,236	12,236	12,236
Intangibles, net	32,360	32,376	33,011
Deferred financing costs, net	5,096	3,603	5,382
Other assets	2,086	2,369	2,133

Total assets	$287,133	$243,214	$293,575

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$29,148	$15,083	$19,065
Accrued payroll and benefits	14,645	14,673	13,672
Deferred revenue	8,349	14,014	9,651
Deferred income taxes	—	—	617
Income taxes payable	2,884	1,860	6,076
Accrued interest	1,400	4,426	1,324
Other accrued liabilities	3,017	3,194	3,253
Current portion of capital lease obligation	156	309	299
Revolving credit facility	58,000	—	47,000

Total current liabilities	117,599	53,559	100,957
Long-term debt and capital lease obligation	198,362	198,362	198,519
Accrued pension liabilities	27,886	29,851	27,598
Deferred income taxes	5,291	5,116	168
Other long-term liabilities	9,237	9,871	9,591

Total liabilities	358,375	296,759	336,833

Commitments and contingencies (Note 9)
Stockholders’ deficit
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,034,169 shares at September 25, 2010 and June 26, 2010 and 1,033,295 shares at September 26, 2009	10	10	10
Additional paid-in capital	17,272	17,062	6,732
Accumulated other comprehensive loss, net of tax	(12,449)	(12,719)	(9,606)
Accumulated deficit	(76,075)	(57,898)	(40,394)

Total stockholders’ deficit	(71,242)	(53,545)	(43,258)

Total liabilities and stockholders’ deficit	$287,133	$243,214	$293,575

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Thirteen weeks ended September 25, 2010	Thirteen weeks ended September 26, 2009
Net sales	$40,440	$46,264
Cost of goods sold	28,238	30,041

Gross profit	12,202	16,223

Operating expenses:
Selling, general and administrative	31,861	33,344
Selling, general and administrative – related party	250	250

	32,111	33,594

Operating loss	(19,909)	(17,371)

Other (income) expense:
Interest income	(1)	(3)
Interest expense	5,324	4,699
Other (income) expense, net	(26)	(23)

	5,297	4,673

Loss before income taxes	(25,206)	(22,044)
Benefit for income taxes	(7,029)	(320)

Net loss	(18,177)	(21,724)

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Thirteen weeks ended September 25, 2010	Thirteen weeks ended September 26, 2009
Operating activities
Net loss	$(18,177)	$(21,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	3,887	4,610
Amortization of intangible assets	16	46
Amortization of deferred financing costs	1,023	593
Stock option compensation expense	210	59
Loss on disposal and impairment of fixed assets and other long-lived assets, net	101	16
Gain on sale of short-term investments	(1)	—
Deferred income taxes	(7,158)	7,315
Amortization of deferred pension loss	425	312
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(1,795)	(2,591)
Inventories	(47,050)	(38,121)
Deferred catalog expenses and other assets	(2,791)	(1,049)
Accounts payable	14,065	7,894
Accrued liabilities	(3,865)	(3,321)
Income taxes	1,024	(7,567)
Accrued pension liabilities	(1,945)	234
Deferred revenue	(5,665)	(6,666)

Net cash used in operating activities	(67,696)	(59,960)

Investing activities
Acquisition of fixed assets	(1,112)	(493)
Proceeds from the sale of fixed assets	—	44
Proceeds from maturities of held-to-maturity securities	5,000	—

Net cash provided by (used in) investing activities	3,888	(449)

Financing activities
Borrowings on revolving debt	58,000	47,000
Repayments of capital lease obligation	(153)	—
Payments for deferred financing costs	(2,516)	—

Net cash provided by financing activities	55,331	47,000

Decrease in cash and cash equivalents	(8,477)	(13,409)
Cash and cash equivalents, beginning of period	13,730	15,395

Cash and cash equivalents, end of period	$5,253	$1,986

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

NOTE 1—BUSINESS

Harry & David Holdings, Inc. and subsidiaries (the “Company”) is a vertically integrated multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products and gifts marketed under the Harry and David®, Wolferman’s®, and Cushman’s® brands. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business, consumer telemarketing, Harry and David Stores, Cushman’s seasonal stores and wholesale distribution to other retailers.

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

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its subsidiaries. The Condensed Consolidated Balance Sheets as of September 25, 2010 and September 26, 2009, the Condensed Consolidated Statements of Operations for the thirteen-week periods ended September 25, 2010 and September 26, 2009, and the Condensed Consolidated Statements of Cash Flows for the thirteen-week periods ended September 25, 2010 and September 26, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements.

For further information, refer to the consolidated financial statements and the notes thereto for the year ended June 26, 2010, which are not included in this report.

In management’s opinion, the Condensed Consolidated Financial Statements include all adjustments, which include typically recurring adjustments, necessary to present fairly the financial position at the balance sheet dates and the results of operations for the thirteen-week periods then ended. Intercompany balances and transactions have been eliminated in consolidation. The Condensed Consolidated Balance Sheet as of June 26, 2010 presented in this Form 10-Q has been derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In fiscal 2007, the Company sold its Jackson & Perkins businesses, and in a separate transaction, the Company sold its land and the associated buildings and equipment of its Wasco facility, which was primarily utilized to support rose growing operations of Jackson & Perkins. The Company provided transitional services to the buyer through June 2009 and in the fourth quarter of fiscal 2010, the Company sold certain land use rights related to the Wasco property. These activities were included as discontinued operations in the consolidated financial statements during the applicable reporting periods. There were no activities related to the sale of the Jackson & Perkins businesses and other related assets during the first quarter of fiscal 2011 and fiscal 2010 and therefore, there are no discontinued operations included in the Company’s condensed consolidated financial statements in this Form 10-Q.

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

The Company’s total comprehensive loss for the thirteen weeks ended September 25, 2010 of $17,907 includes a $270 adjustment (net of tax) related to unrealized net losses associated with its pension plans. The Company’s total comprehensive loss for the thirteen weeks ended September 26, 2009 of $21,535 includes a $189 adjustment (net of tax) related to unrealized net losses associated with its pension plans.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance required for interim and annual reporting periods after December 15, 2010 is not expected to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2009-13 did not have a material impact on the condensed consolidated financial statements.

NOTE 4—BALANCE SHEET INFORMATION

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, certain accrued liabilities, capital lease obligations and the Senior Floating Rate Notes due March 1, 2012 and Senior Fixed Rate Notes due March 1, 2013 (collectively, the Senior Notes). The estimated carrying value of these instruments (except for the Senior Notes as shown in the table below) approximates fair value due to their short-term maturities.

The fair values for cash and cash equivalents, short-term investments and the Senior Notes are measured using observable inputs such as quoted prices in active markets (Level 1) as defined within the fair value hierarchy prescribed by Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”).

The following table provides the carrying value and fair value of the Company’s Senior Notes:

	September 25, 2010
	Book value	Fair value
Senior Floating Rate Notes	$58,170	$36,938
Senior Fixed Rate Notes	140,192	94,980

Total Senior Notes	$198,362	$131,918

Inventories

Inventories consist of the following:

	September 25, 2010	June 26, 2010	September 26, 2009
Finished goods	$34,736	$15,611	$42,634
Materials, packaging supplies and work-in-process	44,830	13,782	40,225
Growing crops	3,011	6,134	—

Total	$82,577	$35,527	$82,859

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

Fixed assets

Fixed assets consist of the following:

	September 25, 2010	June 26, 2010	September 26, 2009
Land	$19,607	$19,607	$19,607
Land improvements and orchard development costs	30,726	30,698	30,701
Buildings and improvements	58,682	58,674	58,457
Machinery and equipment	68,384	68,352	68,511
Leasehold improvements	9,766	9,908	10,681
Purchased and internally developed software	37,156	37,223	36,853
Capital projects-in-process	1,799	882	1,417

	226,120	225,344	226,227
Accumulated depreciation and amortization	(100,605)	(96,953)	(84,927)

Total	$125,515	$128,391	$141,300

As of September 25, 2010, purchased and internally developed software includes software licenses acquired for $895 and financed through an outstanding capital lease agreement. See “Note 6 – Borrowing Arrangements.” Accumulated amortization of purchased and internally developed software costs was $24,809, $23,844 and $20,245 as of September 25, 2010, June 26, 2010 and September 26, 2009, respectively. Amortization of software costs, which include software assets financed through capital leases, was $1,023 and $1,273 for the thirteen weeks ended September 25, 2010 and September 26, 2009, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment annually. The impairment testing compares carrying values to fair values, and generally, if the carrying value of these assets is in excess of fair value, an impairment loss would be recognized. The Company does not consider there to be any indication of impairment of its goodwill, trade names, trademarks, recipe and customer lists as of September 25, 2010.

Amortization expense was $16 and $46 for the thirteen weeks ended September 25, 2010 and September 26, 2009, respectively, and is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following is a summary of intangible assets:

	September 25, 2010				June 26, 2010
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Trade names, trademarks and recipe	$41,658	$—	$(9,519)	$32,139	$41,658	$—	$(9,519)	$32,139
Goodwill	12,922	—	(686)	12,236	12,922	—	(686)	12,236
Direct marketing customer and rental lists	9,249	(9,071)	—	178	9,249	(9,068)	—	181
Favorable lease agreements	1,676	(1,633)	—	43	1,676	(1,620)	—	56

	$65,505	$(10,704)	$(10,205)	$44,596	$65,505	$(10,688)	$(10,205)	$44,612

The estimated remaining amortization expense is as follows:

Fiscal Period:	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remaining 2011	139	22	161
2012	39	21	60

Total	$178	$43	$221

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

NOTE 5—INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates for the first quarter of fiscal 2011 and fiscal 2010 were 27.9% and 1.5%, respectively. For the first quarter of fiscal 2011, the difference in the effective rate and the federal statutory rate is primarily due to a valuation allowance adjustment benefit of $298, relating to certain deferred tax assets, and state tax expense of $138. For the first quarter of fiscal 2010, the difference in the effective rate and the federal statutory rate is primarily due to charitable contributions benefit of $269, tax credits benefit of $226, and state tax benefit of $349.

The Company routinely reviews the future realization of deferred tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. As of September 25, 2010, the Company has recorded a valuation allowance of $14,966 to reduce deferred tax assets to an amount that is more likely than not to be realized. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins and operating expenses.

NOTE 6—BORROWING ARRANGEMENTS

Revolving Credit Facilities

On July 7, 2010, Harry and David entered into a third amendment to its revolving credit agreement. The amendment, among other things, (A) extended the maturity date of the revolving credit agreement from March 20, 2011 to the earliest to occur of (i) July 7, 2014, (ii) 45 days prior to the final maturity date of Harry and David’s Floating Rate Senior Notes due 2012 (unless such notes are paid in full prior to such date) and (iii) 45 days prior to the final maturity date of Harry and David’s 9.0% Senior Notes due 2013 (unless such notes are paid in full prior to such date) and (B) reduced the size of the facility from $125,000 to $105,000 (subject to an accordion feature providing Harry and David with an option to increase the aggregate commitments under the revolving credit agreement by up to $20,000, upon satisfaction of certain conditions and at the sole discretion of any existing lenders requested to provide any increased commitment), (C) increased certain fees payable under the revolving credit agreement and (D) increased the margins on borrowings under the revolving credit agreement, (i) in the case of Eurodollar borrowings, from a range of 1.50% to 2.00% to a range of 3.25% to 3.50% and (ii) in the case of Alternate Base Rate borrowings, from a range of .50% to 1.00% to a range of 2.25% to 2.50% and changed the basis for determining the applicable margin from the method based on Holdings’ consolidated leverage ratio to a usage-based method tied to the level of borrowings and letters of credit under the revolving credit facility. In connection with entering into the third amendment, the Company incurred deferred financing costs of $2,516. In accordance with ASC Topic 470-50-55-2-Debt Modifications and Extinguishments, $250 of unamortized deferred costs associated with creditors not participating in the new amendment were written off during the first quarter of fiscal 2011 and was recorded in interest expense in the consolidated statement of operations. The remaining portion of unamortized expenses have been combined with the new financing costs and will be amortized through January 15, 2012, the date of the first possible maturity of the revolving credit agreement. The Company had total unamortized deferred financing costs related to its revolving credit facility of $2,704, $929 and $1,861as of September 25, 2010, June 26, 2010 and September 26, 2009, respectively.

As of September 25, 2010, unused borrowings under the revolving credit facility were $45,977, reflecting borrowings of $58,000 and $1,023 in outstanding letters of credit. The maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. The formula generally allows the Company to borrow a substantial portion of the facility from August to December, but significantly restricts its borrowing capacity from January to July. As a result, total available borrowing capacity at September 25, 2010 was $24,882. The Company is required to pay a commitment fee equal to (i) 0.75% per annum on the average daily unused amount of the Revolving Commitment of such Lender for each day on which usage is greater than 60% or (ii) 1.00% per annum on the average daily unused amount of each Commitment of such Lender for each day on which usage is less than or equal to 60%. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the consolidated statement of operations.

The revolving credit facility contains customary affirmative and negative covenants for senior secured credit facilities of this type, including, but not limited to, limitations on the incurrence of indebtedness, capital expenditures, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. These covenants significantly limit the Company’s ability to obtain funds from its subsidiaries in the form of loans, dividends or other advances other than dividends paid to the Company by Harry and David for the purpose of paying (i) income taxes when and as due, (ii) management fees payable to Wasserstein under the management agreement or (iii) operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (including legal and accounting expenses and similar expenses and customary fees to non-officer directors in an amount not to exceed $350 in any fiscal year). At September 25, 2010, the Company was in compliance with all of the covenants under the revolving credit facility.

Long-Term Debt

As of September 25, 2010, the Company’s wholly-owned subsidiary, Harry and David, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012 and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”).

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

The floating rate Senior Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.30% and 5.54% at September 25, 2010 and June 26, 2010, respectively. The fixed rate Senior Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and December.

The deferred financing fees incurred in connection with the Senior Notes offerings and related exchanges have been recorded as deferred financing costs within long-term assets. The remaining costs are amortized over the remaining life of the associated Senior Notes and as of September 25, 2010 and June 26, 2010, $2,392 and $2,674, respectively, remained on the balance sheet for all fees associated with the Senior Notes.

The Senior Notes represent the senior unsecured obligations of Harry and David, a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of the covenants contained in the indenture governing the Senior Notes at September 25, 2010.

Amortization of Deferred Financing Costs

Amortization expense of deferred financing costs was $1,023 and $593 for the thirteen weeks ended September 25, 2010 and September 26, 2009, respectively, and is included within interest expense in the accompanying condensed consolidated statements of operations. Amortization expense recorded in the period ended September 25, 2010 included $250 of unamortized deferred costs, that were written off in association with entering into the third amendment to the revolving credit facility.

Capital lease obligation

In the fourth quarter of fiscal 2008, the Company acquired a software license for $895, financed by a capital lease agreement. The interest rate on the agreement is 5.99% due in three annual installments of principal and interest. The current portion of the remaining obligation in the condensed consolidated balance sheet as of September 25, 2010, was $156.

NOTE 7—STOCK OPTION PLAN

The Company accounts for stock-based compensation using the fair-value method. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses certain assumptions for use in the model. The expected volatility assumption is based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term assumption is either the final vesting date or a period derived from the time between the date of final vesting and the expiration of the option, depending on the vesting provisions of the underlying grant. The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used for the options granted during the thirteen weeks ended September 25, 2010 and September 26, 2009 are as follows:

	Thirteen Weeks Ended September 25, 2010	Thirteen Weeks Ended September 26, 2009
Expected volatility	75.3%	54.0%
Expected dividends	$0	$0
Expected term	3.0 years	2.9 years
Risk-free rate	0.88%	1.79%

A summary of option activity for the thirteen weeks ended September 25, 2010 is presented below:

Options	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 26, 2010	242,010	$223.46	9.3 years
Granted	6,000	150.00	10.0 years
Exercised	—	—	—
Forfeited	(8,243)	147.85	—

Outstanding at September 25, 2010	239,767	$222.74	9.1 years

Exercisable at September 25, 2010	210,378	$234.46	9.4 years

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

The total grant date fair value of all options outstanding at September 25, 2010 was $11,857.

A summary of the status of the Company’s nonvested option shares as of September 25, 2010, is presented below:

Nonvested Option Shares	Option Shares	Weighted-Average Grant-Date Fair Value of Options
Nonvested at June 26, 2010	27,464	$60.00
Granted options	6,000	$63.55
Vested	(241)	$11.50
Forfeited	(3,834)	$56.94

Outstanding at September 25, 2010	29,389	$58.80

The Company recognized stock compensation expense of $210 and $59 for the first quarter of fiscal 2010 and fiscal 2009, respectively, and the total tax benefit recognized for these periods was $82 and $23, respectively. As of September 25, 2010, there was $1,523 of total unrecognized pre-tax compensation cost related to nonvested share-based compensation arrangements granted under the Plan that will be recognized over the remaining vesting period. The weighted-average period of the remaining cost is 1.9 years.

The Company utilized a forfeiture rate of 0% when arriving at the amount of stock compensation expense recognized, as the options were granted to few individuals with relatively short or immediate vesting.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

NOTE 8—BENEFIT PROGRAMS

Pension Plans

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen weeks ended September 25, 2010	Thirteen weeks ended September 26, 2009
Interest cost	$625	$661
Expected return on plan assets	(285)	(235)
Amortization of deferred actuarial losses	425	312

Net periodic pension expense	$765	$738

The Company contributed $2,485 and $192 during the thirteen weeks ended September 25, 2010 and September 26, 2009, respectively, to its defined benefit pension plans.

The Company’s qualified and unqualified defined benefit plans were frozen effective June 30, 2007. The Company has a continuing obligation to fund these plans and will continue to recognize net periodic pension expense.

Severances

During fiscal 2010, the Company accrued $7,425 for estimated severance and related benefits, of which $114 was recorded in the first quarter of fiscal 2010. The severance and related benefits were associated with elimination of certain full-time positions across the Company as well as the termination of certain other employees and executives. In the first quarter of fiscal 2011, the Company recorded additional charges of $447, as well as reversed previously accrued amounts of $576.

The following table summarizes the Company’s severance related activities for the thirteen weeks ended September 25, 2010:

Beginning balance as of June 26, 2010	$4,802
Accruals for severance and related benefits	447
Payments of benefits	(2,120)
Adjustments/reversals	(576)

Ending balance as of September 25, 2010	$2,553

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

Total rental expense for all operating leases was as follows:

	Thirteen weeks ended September 25, 2010	Thirteen weeks ended September 26, 2009
Minimum rent expense	$4,807	$5,291
Contingent rent expense	7	27

Total rent expense	$4,814	$5,318

On February 18, 2005, the Company established a Liquidity Event Award Program for each member of its senior management team who had received stock options under the 2004 Stock Option Plan as of that date. The aggregate amount of all potential awards to senior management is equal to $6,372 or 7.5% of the portion of the proceeds from the sale of notes, which were distributed on February 25, 2005 to the Company’s equity sponsors as a return of capital. The amount of each award, as a percentage of all awards, is proportional to the percentage of all of the options such member was awarded as of February 18, 2005. The right to receive 20% of the award vested on June 17, 2005, an additional 20% of the award vested on June 17, 2006, and 5% vested in the next twelve quarters.

The award is 100% vested, representing $6,034, which also reflects forfeitures. In each case, vesting occurred as long as the award recipient was an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless by June 17, 2011: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of September 25, 2010, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program.

NOTE 10—RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During the thirteen weeks ended September 25, 2010 and September 26, 2009, the Company paid $250 in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

NOTE 11—SEGMENT REPORTING

Performance of business units is evaluated considering revenue growth achieved and potential profitability, contribution to other units and capital investment requirements. Reportable segments are strategic business units that offer similar products and are managed separately because the business units utilize distinct marketing strategies. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting polices in the Company’s Annual Report on Form 10-K.

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry & David®, Wolferman’s® and Cushman’s® brands by marketing through catalogs, the Internet, business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Stores segment generates net sales of Harry & David®, Wolferman’s® and Cushman’s® merchandise at various retail locations (outlet stores, specialty stores, and a Country Village Store). As of September 25, 2010, the Company operated 124 Harry and David stores in 38 states. The Wholesale segment generates net sales by selling Harry & David® brand, Wolferman’s® brand and Cushman’s® brand wholesale products to national retailers as well as commercial sales of surplus, non-gift quality fruit grown in the

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

Company’s orchards surrounding Medford, Oregon. Business units not disclosed separately for segment reporting purposes are grouped in the Other segment and include business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services and administrative and marketing support functions.

Net intersegment sales were $5,912 and $14,340 for the thirteen weeks ended September 25, 2010 and September 26, 2009, respectively. Total assets in the Other segment include corporate cash and cash equivalents, short-term investments, the net book value of corporate facilities and related information systems, third-party and intercompany debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities. Of the Company’s $12,236 of goodwill, $10,827 is included within the Direct Marketing segment and $1,409 is included within the Wholesale segment.

Dollars in thousands	Direct Marketing	Stores	Wholesale	Other	Consolidated
Thirteen weeks ended September 25, 2010
Net external sales	$18,073	$19,477	$2,890	$—	$40,440
Depreciation and amortization expense	11	581	3	3,308	3,903
Operating income (loss)	(15,317)	(5,101)	512	(3)	(19,909)
Net interest expense	—	—	—	5,323	5,323
Income (loss) before income taxes	(15,317)	(5,101)	512	(5,300)	(25,206)
Capital expenditures	—	277	—	835	1,112
Total assets	53,167	25,301	10,110	198,555	287,133
Thirteen weeks ended September 26, 2009
Net external sales	$19,672	$20,917	$5,675	$—	$46,264
Depreciation and amortization expense	34	798	—	3,824	4,656
Operating income (loss)	(12,232)	(5,470)	331	—	(17,371)
Net interest expense	—	—	—	4,696	4,696
Income (loss) before income taxes	(12,231)	(5,472)	330	(4,671)	(22,044)
Capital expenditures	—	222	—	271	493
Total assets	58,101	30,083	10,115	195,276	293,575

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s wholly-owned subsidiary, Harry and David, has outstanding $58,170 of Senior Floating Rate Notes due 2012 and $140,192 of Senior Fixed Rate Notes due 2013 as of September 25, 2010. The following consolidated financial information presents, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of September 25, 2010, and June 26, 2010, and for the thirteen weeks ended September 25, 2010 and September 26, 2009, respectively. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by Harry and David and between the guarantors.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet

As of September 25, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$123	$5,130	$—	$—	$5,253
Trade accounts receivable, net	—	2,958	31	—	2,989
Other receivables	—	142	434	—	576
Inventories	—	27,104	55,473	—	82,577
Deferred catalog expenses	—	5,103	—	—	5,103
Deferred income taxes	9,331	—	—	—	9,331
Other current assets	5	1,795	2,211	—	4,011

Total current assets	9,459	42,232	58,149	—	109,840
Fixed assets, net	—	5,782	119,733	—	125,515
Goodwill	—	12,236	—	—	12,236
Intangibles, net	—	32,360	—	—	32,360
Investment in subsidiaries	80,397	(87,826)	—	7,429	—
Deferred financing costs, net	—	5,096	—	—	5,096
Other assets	2,009	50	27	—	2,086

Total assets	$91,865	$9,930	$177,909	$7,429	$287,133

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$10,035	$19,113	$—	$29,148
Accrued payroll and benefits	—	6,662	7,983	—	14,645
Income taxes payable	2,987	(94)	(9)	—	2,884
Deferred revenue	—	8,349	—	—	8,349
Accrued interest	—	1,397	3	—	1,400
Other accrued liabilities	9	1,619	1,389	—	3,017
Current portion of capital lease obligations	—	156	—	—	156
Revolving credit facility	—	58,000	—	—	58,000

Total current liabilities	2,996	86,124	28,479	—	117,599
Long-term debt	—	198,362	—	—	198,362
Accrued pension liability	—	—	27,886	—	27,886
Deferred income taxes	5,291	—	—	—	5,291
Other long-term liabilities	3,827	3,292	2,118	—	9,237
Intercompany debt	150,993	(358,245)	207,252	—	—

Total liabilities	163,107	(70,467)	265,735	—	358,375

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	17,272	232,591	53,784	(286,375)	17,272
Accumulated other comprehensive loss, net of tax	(12,449)	—	(17,711)	17,711	(12,449)
Accumulated deficit	(76,075)	(152,195)	(123,899)	276,094	(76,075)

Total stockholders’ equity (deficit)	(71,242)	80,397	(87,826)	7,429	(71,242)

Total liabilities and stockholders’ equity (deficit)	$91,865	$9,930	$177,909	$7,429	$287,133

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

Condensed Consolidating Balance Sheet

As of June 26, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$123	$13,607	$—	$—	$13,730
Short-term investments	—	—	4,999	—	4,999
Trade accounts receivable, net	—	832	104	—	936
Other receivables	—	296	538	—	834
Inventories	—	15,368	20,159	—	35,527
Deferred catalog expenses	—	2,286	—	—	2,286
Deferred income taxes	2,173	—	—	—	2,173
Other current assets	—	1,322	2,432	—	3,754

Total current assets	2,296	33,711	28,232	—	64,239
Fixed assets, net	—	5,985	122,406	—	128,391
Goodwill	—	12,236	—	—	12,236
Intangibles, net	—	32,376	—	—	32,376
Investment in subsidiaries	105,183	(88,263)	—	(16,920)	—
Deferred financing costs, net	—	3,603	—	—	3,603
Deferred income taxes	—	—	—	—	—
Other assets	1,985	55	329	—	2,369

Total assets	$109,464	$(297)	$150,967	$(16,920)	$243,214

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$7,127	$7,956	$—	$15,083
Accrued payroll and benefits	—	6,869	7,804	—	14,673
Income taxes payable	1,963	(94)	(9)	—	1,860
Deferred revenue	—	14,014	—	—	14,014
Accrued interest	—	4,426	—	—	4,426
Other accrued liabilities	—	1,352	1,842	—	3,194
Current portion of capital lease obligations	—	309	—	—	309

Total current liabilities	1,963	34,003	17,593	—	53,559
Long-term debt	—	198,362	—	—	198,362
Accrued pension liability	—	—	29,851	—	29,851
Deferred income taxes	5,116	—	—	—	5,116
Other long-term liabilities	3,911	3,866	2,094	—	9,871
Intercompany debt	152,019	(341,711)	189,692	—	—

Total liabilities	163,009	(105,480)	239,230	—	296,759

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	17,062	232,591	53,783	(286,374)	17,062
Accumulated other comprehensive loss, net of tax	(12,719)	—	(18,156)	18,156	(12,719)
Accumulated deficit	(57,898)	(127,409)	(123,890)	251,299	(57,898)

Total stockholders’ equity (deficit)	(53,545)	105,183	(88,263)	(16,920)	(53,545)

Total liabilities and stockholders’ equity (deficit)	$109,464	$(297)	$150,967	$(16,920)	$243,214

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 25, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$40,521	$5,831	$(5,912)	$40,440
Cost of goods sold	—	28,312	5,838	(5,912)	28,238

Gross profit	—	12,209	(7)	—	12,202
Selling, general and administrative	—	32,115	(4)	—	32,111

Operating loss	—	(19,906)	(3)	—	(19,909)

Other (income) expense:
Interest income	—	—	(1)	—	(1)
Interest expense	—	5,317	7	—	5,324
Other (income) expense, net	(25)	(1)	—	—	(26)
Equity in earnings of consolidated subsidiaries	25,231	9	—	(25,240)	—

Total other (income) expense	25,206	5,325	6	(25,240)	5,297

Income (loss) before income taxes	(25,206)	(25,231)	(9)	25,240	(25,206)
Benefit for income taxes	(7,029)	—	—	—	(7,029)

Net income (loss)	$(18,177)	$(25,231)	$(9)	$25,240	$(18,177)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$46,532	$14,072	$(14,340)	$46,264
Cost of goods sold	—	30,295	14,086	(14,340)	30,041

Gross profit	—	16,237	(14)	—	16,223
Selling, general and administrative	—	33,608	(14)	—	33,594

Operating loss	—	(17,371)	—	—	(17,371)

Other (income) expense:
Interest income	—	—	(3)	—	(3)
Interest expense	—	4,704	(5)	—	4,699
Other (income) expense, net	(25)	2	—	—	(23)
Equity in earnings of consolidated subsidiaries	22,069	(8)	—	(22,061)	—

Total other (income) expense	22,044	4,698	(8)	(22,061)	4,673

Income (loss) before income taxes	(22,044)	(22,069)	8	22,061	(22,044)
Benefit for income taxes	(320)	—	—	—	(320)

Net income (loss)	$(21,724)	$(22,069)	$8	$22,061	$(21,724)

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(dollars in thousands)

(unaudited)

Condensed Consolidating Statement of Cash Flows

For the Thirteen Weeks Ended September 25, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$1,026	$(46,781)	$(21,941)	$—	$(67,696)

Investing activities
Acquisition of fixed assets	—	(492)	(620)	—	(1,112)
Proceeds from maturities of held-to-maturity securities	—	—	5,000	—	5,000

Net cash provided by (used in) investing activities	$—	$(492)	$4,380	$—	$3,888

Financing activities
Borrowings of revolving debt	—	58,000	—	—	58,000
Repayments of capital lease obligation	—	(153)	—	—	(153)
Payments for deferred financing costs	—	(2,516)	—	—	(2,516)
Net (payments) receipts on intercompany debt	(1,026)	(16,535)	17,561	—	—

Net cash provided by (used in) financing activities	$(1,026)	$38,796	$17,561	$—	$55,331

Decrease in cash and cash equivalents	—	(8,477)	—	—	(8,477)
Cash and cash equivalents, beginning of period	123	13,607	—	—	13,730

Cash and cash equivalents, end of period	$123	$5,130	$—	$—	$5,253

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

Risk factors that may affect our results include risks relating to market demand for our products, the seasonality of our business, production capabilities, relationships with customers and suppliers, implementation of our business and marketing strategies, competition, fluctuations in energy and other commodity costs, financial leverage, postal rate increases, loss of key management, disruptions in IT, increase in labor costs and the availability of a seasonal workforce and changes in federal and state tax laws, potential effect of extreme weather and pests on crops, government regulation by the Food and Drug Administration (“FDA”) and the United States Department of Agriculture (“USDA”), protection of intellectual property, compliance with environmental regulations and natural disasters, terrorism and acts of war, as well as the other risks included in the Risk Factors set forth in Item 1A of Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 26, 2010, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

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

As used in this Item 2 and all of Part II, except as the context requires otherwise, reference to “us,” “we,” “our” and “our company” refer to Harry & David Holdings, Inc. and its subsidiaries on a consolidated basis. Dollars presented in this Item 2 are in thousands.

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

RESULTS OF OPERATIONS

NET SALES

The following table summarizes net sales by reportable business segment for the periods indicated (dollars are in thousands).

	Thirteen weeks ended		Thirteen weeks ended
	September 25, 2010	Percent of Total	September 26, 2009	Percent of Total
Direct Marketing	$18,073	44.7%	$19,672	42.5%
Stores	19,477	48.2%	20,917	45.2%
Wholesale	2,890	7.1%	5,675	12.3%

Total net sales	$40,440	100.0%	$46,264	100.0%

Net sales of $40,440 for the thirteen weeks ended September 25, 2010, decreased $5,824, or 12.6%, from the thirteen weeks ended September 26, 2009. The decline was attributable to a combination of lower sales volume in our Wholesale segment and the impact of having fewer stores in operation, combined with lower volumes and higher delivery discounts in our Direct Marketing segment.

Direct Marketing

Net sales in our Direct Marketing segment decreased $1,599, or 8.1%, from the thirteen weeks ended September 26, 2009 to the thirteen weeks ended September 25, 2010. The decline was primarily driven by lower sales volumes combined with increased delivery discounts.

Stores

Our Stores segment net sales decreased $1,440, representing a 6.9% decline in total sales and a comparable stores sales decline of 0.4%, or approximately $86, from the thirteen weeks ended September 26, 2009 to the thirteen weeks ended September 25, 2010. The total sales decrease was primarily driven by fewer stores in operation in the current fiscal period as compared to the prior comparable fiscal period.

As of September 25, 2010, we had 124 stores in operation compared to 136 stores in operation during the same quarter last fiscal year.

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

Wholesale

Our Wholesale segment net sales declined $2,785, or 49.1%, from the thirteen weeks ended September 26, 2009 to the thirteen weeks ended September 25, 2010. The decline was primarily due to lower sales to certain wholesale customers.

GROSS PROFIT

The following table summarizes gross profit by reportable business segment and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in thousands).

	Thirteen weeks ended		Thirteen weeks ended
	September 25, 2010	Percent of Net Sales	September 26, 2009	Percent of Net Sales
Direct Marketing	$1,429	7.9%	$4,822	24.5%
Stores	9,412	48.3%	10,040	48.0%
Wholesale	1,361	47.1%	1,361	24.0%

Total gross profit	$12,202	30.2%	$16,223	35.1%

Gross profit decreased $4,021, or 24.8%, to $12,202 in the thirteen weeks ended September 25, 2010, from $16,223 in the thirteen weeks ended September 26, 2009. Consolidated gross profit as a percentage of consolidated net sales was 30.2% in the thirteen-week period ended September 25, 2010, and 35.1% in the thirteen-week period ended September 26, 2009. The decrease in gross profit margin was primarily due to a higher portion of manufacturing and overhead costs expensed in the first quarter of fiscal 2011 as a result of shifting a significant portion of our production into the second fiscal quarter and the impact of our fixed costs on a lower sales base.

Direct Marketing

Our Direct Marketing segment gross profit decreased $3,393, or 70.4%, with gross margin declining to 7.9% in the thirteen weeks ended September 25, 2010 from 24.5% in the thirteen weeks ended September 26, 2009. The gross profit and gross margin decreases were primarily due to higher product costs, unfavorable impact of overhead expenses in the first quarter of fiscal 2011 as a result of shifting the production into the second quarter of fiscal 2011 and higher delivery discounts. Gross margin was also negatively effected by the impact of our fixed costs over a lower sales base.

Stores

Our Stores segment gross profit decreased $628, or 6.3% in the thirteen weeks ended September 25, 2010, while our gross margin remained relatively flat at 48.3%. The gross profit decline was primarily due to having fewer stores as compared to the same period last year.

Wholesale

Our Wholesale segment gross profit remained flat, while gross margin increased to 47.1% in the thirteen weeks ended September 25, 2010 from 24.0% in the thirteen weeks ended September 26, 2009. The increase in gross margin was primarily due to favorable customer mix, lower inventory write-offs in the first quarter of current fiscal year and favorable impact of overhead expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes selling, general and administrative expenses by reportable business segment and as a percentage of net sales for the periods indicated (dollars are in thousands).

	Thirteen weeks ended		Thirteen weeks ended
	September 25, 2010	Percent of Net Sales	September 26, 2009	Percent of Net Sales
Direct Marketing	$16,747	92.7%	$17,054	86.7%
Stores	14,512	74.5%	15,510	74.2%
Wholesale	852	29.5%	1,030	18.1%

Total selling, general and administrative expenses	$32,111	79.4%	$33,594	72.6%

Selling, general and administrative expenses decreased $1,483, or 4.4%, in the thirteen weeks ended September 25, 2010 from the thirteen weeks ended September 26, 2009. The decrease in selling, general and administrative expenses was primarily due to lower payroll and lease expenses, partially offset by higher expenses associated with marketing initiatives and other consulting fees.

OTHER (INCOME) EXPENSE

Other (income) expense consists of interest and other non-operating expense (income). The following table summarizes other (income) expense for the periods indicated (dollars in thousands).

	Thirteen weeks ended September 25, 2010	Thirteen weeks ended September 26, 2009
Net interest expense	$5,323	$4,696
Other (income) expense, net	(26)	(23)

Total other (income) expense	$5,297	$4,673

The increase in interest expense is associated with the amendment to our revolving credit facility and higher interest expense associated with higher level of seasonal borrowings.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates for the first quarter of fiscal 2011 and fiscal 2010 were 27.9% and 1.5%, respectively. For the first quarter of fiscal 2011, the difference in the effective rate and the federal statutory rate is primarily due to a valuation allowance adjustment benefit of $298, relating to certain deferred tax assets, and state tax expense of $138. For the first quarter of fiscal 2010, the difference in the effective rate and the federal statutory rate is primarily due to charitable contributions benefit of $269, tax credits benefit of $226, and state tax benefit of $349.

We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. As of September 25, 2010, we have recorded a valuation allowance of $14,966 to reduce deferred tax assets to an amount that is more likely than not to be realized. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins and operating expenses.

EBITDA

EBITDA is defined as earnings before net interest expense, income taxes, depreciation, and amortization. Our EBITDA for the thirteen-week period ended September 25, 2010 decreased $3,289, primarily due to the increase in the operating loss as a result of the factors discussed above.

For an explanation of why management believes EBITDA is a useful measure for understanding our results of operations, see “Non-GAAP Financial Measure: EBITDA” below. The following table reconciles EBITDA to net cash used in operating activities, which we believe to be the closest GAAP liquidity measure to EBITDA, and net loss, which we believe to be the closest GAAP performance measure to EBITDA (dollars are in thousands).

	Thirteen weeks ended September 25, 2010	Thirteen weeks ended September 26, 2009
Net loss	$(18,177)	$(21,724)
Interest expense, net	5,323	4,696
Benefit for income taxes	(7,029)	(320)
Depreciation and amortization	3,903	4,656

EBITDA	$(15,980)	$(12,692)
Interest expense, net	(5,323)	(4,696)
Benefit for income taxes	7,029	320
Amortization of deferred financing costs	1,023	593
Stock option compensation expense	210	59
Loss on disposal and impairment of fixed assets and other long-lived assets	101	16
Gain on sale of short-term investments	(1)	—
Deferred income taxes	(7,158)	7,315
Amortization of deferred pension loss	425	312
Changes in operating assets and liabilities	(48,022)	(51,187)

Net cash used in operating activities	$(67,696)	$(59,960)

In the thirteen-week period ended September 25, 2010, net loss and EBITDA included:

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$210 of non-cash stock option compensation expenses;

•	$178 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$129 benefit from severance and re-organization payroll and benefits;

•	$101 loss on disposal and impairment of fixed assets and other long-lived assets, net; and

•	$24 gain related to uncertain tax positions.

In the thirteen-week period ended September 26, 2009, net loss and EBITDA included:

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$196 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$114 benefit from severance and re-organization payroll and benefits;

•	$89 in certain recruiting and relocation expenses;

•	$59 of non-cash stock option compensation expenses;

•	$25 gain related to uncertain tax positions; and

•	$16 loss on disposal and impairment of fixed assets, and other long-lived assets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. At September 25, 2010, our primary sources of liquidity were cash, cash equivalents and available unused borrowings under our revolving credit facility. As of September 25, 2010, we had $58,000 in borrowings and $1,023 in letters of credit outstanding under the revolving credit facility. As a result of an amendment to our credit facility in July 2010, the size of the facility was reduced from $125,000 to $105,000. The maximum available borrowings under the revolving credit facility are determined in accordance with our asset-based debt limitation formula. Total available borrowings at September 25, 2010 were approximately $24,882. Due to the highly seasonal nature of our business, we rely heavily on our revolving credit facility to finance operations leading up to the holiday selling season. The available borrowing amounts under the revolving credit facility vary significantly from January to July, when available borrowings are at a low point compared to August to November, when significant amounts are available. As a result, our borrowings are used to fund inventory and inventory related purchases, catalog advertising and marketing initiatives leading up to the holiday selling season. Historically, cash provided by operations peaks during our second fiscal quarter because of the holiday selling season and funds our operations from January to July.

Based upon our historical results, current operations and strategic plans, we believe that our cash flow from operations, together with available cash and borrowings under our revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, lease payments and scheduled interest payments and to fund our operations for the next twelve months. We have consistently generated substantial amounts of cash each holiday season. However, if the holiday selling season does not meet our current expectations, we may need to seek other forms of working capital. It is also possible that due to the impact of worsening economic conditions on our business, should we need to access our credit facility, it may not be available in full, or at all, for future borrowings, due to borrowing base and other limitations.

Cash Flows Used in Operating Activities

Cash used in operating activities totaled $67,696 in the thirteen-week period ended September 25, 2010, compared to $59,960 in the thirteen-week period ended September 26, 2009. The increase in cash usage was driven by a higher amount of cash used for working capital needs, increased operating loss and higher pension contributions.

Cash Flows Provided by (Used in) Investing Activities

Cash provided by investing activities totaled $3,888 for the thirteen weeks ended September 25, 2010, compared to cash flows used in investing activities of $449 in the thirteen weeks ended September 26, 2009. Investing activities in the first quarter of fiscal 2011 consisted of proceeds from matured investment securities, partially offset by capital expenditures. Investing activities in the first quarter of fiscal 2010 consisted primarily of capital expenditures.

Cash Flows Provided by Financing Activities

Cash provided by financing activities totaled $55,331 for the thirteen weeks ended September 25, 2010, compared to $47,000 for the thirteen weeks ended September 26, 2009. Financing activities in the first quarter of fiscal 2011 were comprised of borrowings on our revolving credit facility of $58,000 partially offset by payments for financing fees associated with the renewal of our revolving credit facility. Financing activities in the first quarter of fiscal 2010 were comprised of borrowings on our revolving credit facility of $47,000. The increase in borrowings in the first quarter of fiscal 2011 was driven by higher cash usage in operating activities as described above, payments for financing fees associated with the amendment to our evolving credit facility and higher cash on hand.

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

Due to the seasonal nature of our business, we draw on our revolving credit facility to provide seasonal working capital to support inventory buildup and catalog production in advance of the holiday selling season and for other general corporate purposes. We have consistently generated substantial amounts of cash each holiday selling season. We are required by our banks to pay down the revolving credit facility to zero by the next business day following December 25th of each year. In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31st each year an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of at least $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio (as defined in the revolving credit facility), subject to certain conditions. Cash generated during the holiday selling season is also typically used to fund our operations for several months during the post-holiday selling season, until we begin to build inventories and other working capital components to support our next holiday selling season.

As of September 25, 2010, unused borrowings under the revolving credit facility were $45,977, reflecting borrowings of $58,000 and $1,023 in outstanding letters of credit. However, the maximum available borrowing under the Credit Agreement is determined in accordance with an asset-based debt limitation formula, which reduced our available borrowing capacity to $24,882 at September 25, 2010. We are required to pay a commitment fee equal to (i) 0.75% per annum on the average daily unused amount of the Revolving Commitment of such Lender for each day on which usage is greater than 60% or (ii) 1.00% per annum on the average daily unused amount of each Commitment of such Lender for each day on which usage is less than or equal to 60%. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations.

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

Our ability to comply with these covenants and to meet and maintain such financial ratios and tests may be affected by events beyond our control, such as those described under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2010. If we do not meet and maintain these financial ratios, we may not be able to borrow and the lenders could accelerate all amounts outstanding to be immediately due and payable which could also trigger a similar right under other agreements, including our indenture.

At September 25, 2010, we were in compliance with all of our covenants under the revolving credit facility.

Long-term Debt

As of September 25, 2010, Harry and David, our wholly owned subsidiary, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012, and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.30% and 5.54% at September 25, 2010 and June 26, 2010, respectively. The Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments.

The Senior Notes are the senior unsecured obligations of Harry and David and are guaranteed on a senior unsecured basis by us and all of Harry and David’s subsidiaries.

The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, engaging in asset dispositions or acquisitions, making investments, and our and our subsidiaries’ ability to pay dividends and other restricted payments as well as our ability to incur liens and transactions with affiliates. Our ability to comply with these covenants may be affected by events beyond our control, such as those described under “Item 1A. -Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2010. If we do not remain in compliance with these covenants, we may not be able to borrow additional funds when and if it becomes necessary, and the holders of the Senior Notes and lenders under the credit facility could accelerate all amounts then outstanding to be immediately due and payable.

At September 25, 2010, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

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

Certain funds are sponsored by Wasserstein Partners, LP, and its affiliates (“Wasserstein”) and certain funds sponsored by Highfields Capital Management LP (“Highfields”) who currently own approximately 63% and 34%, respectively, of our common stock. Wasserstein and/or Highfields have, and may continue to, purchase our outstanding Senior Notes in open market purchases, privately negotiated transactions or otherwise. Such purchases will depend on prevailing market conditions and other factors, and there can be no assurance as to when or whether any such purchases may occur. The amounts involved may be material.

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

Accordingly, changing economic conditions or deviations from projected demand for products during the holiday selling season (our fourth calendar quarter) can have a materially favorable or adverse impact on our financial position and results for the full year. Because we commit to certain fixed costs in anticipation of expected sales during the holiday selling season, if our actual sales during that calendar quarter are lower than anticipated, our profitability and cash flows will be negatively impacted. In addition, our primary growing season occurs during the second and third calendar quarters. Because we must commit to certain fixed costs before we know the results of a particular harvest, lower than expected harvest yields can also negatively impact our sales and profitability.

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

For details regarding recent accounting pronouncements, see “Note 3 – Recent Accounting Pronouncements and Developments” in the notes to our condensed consolidated financial statements included in this Form 10-Q.

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

Interest Rate Risk

Interest on our floating rate Senior Notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire amount available under our revolving credit facility, together with the principal amount due for our floating rate Senior Notes as of September 25, 2010, a 1.0% change in the interest rate on our variable rate debt would result in a $1,632 corresponding effect on our interest expense on an annual basis.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 25, 2010. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 25, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

The Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereto duly authorized.

HARRY & DAVID HOLDINGS, INC.

By:	/S/ STEVEN J. HEYER
Steven J. Heyer
Chairman of the Board and Chief Executive Officer

By:	/S/ EDWARD F. DUNLAP
Edward F. Dunlap
Chief Financial Officer

Date: November 4, 2010