Form 10-Q
period 2010-12-25
Harry & David Holdings, Inc.
filed 2011-02-08
CIK 1334127

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 8, 2011
Common stock $0.01 par value	1,034,169

*	The registrant is not currently required to file reports, including this report, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but is voluntarily filing this report with the Securities and Exchange Commission.

HARRY & DAVID HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		Page

Part I. Financial Information

Item 1.	Condensed Consolidated (unaudited) Financial Statements	3

	Condensed Consolidated Balance Sheets – as of December 25, 2010, June 26, 2010 and December 26, 2009	3

	Condensed Consolidated Statements of Operations – Thirteen Weeks ended December 25, 2010 and December 26, 2009, and Twenty-Six Weeks ended December 25, 2010 and December 26, 2009	4

	Condensed Consolidated Statements of Cash Flows – Twenty-Six Weeks ended December 25, 2010 and December 26, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

Part II. Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	[Removed and Reserved]	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 25, 2010	June 26, 2010	December 26, 2009
	Unaudited		Unaudited
Assets
Current assets
Cash and cash equivalents	$66,908	$13,730	$108,512
Short-term investments	—	4,999	—
Trade accounts receivable, net	10,704	936	10,323
Other receivables	2,493	834	1,760
Inventories	42,961	35,527	33,850
Deferred catalog expenses	4,402	2,286	3,781
Deferred income taxes	2,060	2,173	—
Other current assets	5,392	3,754	6,387

Total current assets	134,920	64,239	164,613
Fixed assets, net	123,473	128,391	136,346
Goodwill	12,236	12,236	12,236
Intangibles, net	27,260	32,376	32,616
Deferred financing costs, net	4,298	3,603	4,789
Other assets	2,106	2,369	2,126

Total assets	$304,293	$243,214	$352,726

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$57,935	$15,083	$32,506
Accrued payroll and benefits	12,326	14,673	14,108
Deferred revenue	31,542	14,014	36,554
Deferred income taxes	—	—	9,991
Income taxes payable	2,189	1,860	18,565
Accrued interest	4,471	4,426	4,420
Other accrued liabilities	11,723	3,194	9,463
Current portion of capital lease obligation	156	309	299

Total current liabilities	120,342	53,559	125,906
Long-term debt and capital lease obligation	198,362	198,362	198,519
Accrued pension liabilities	27,744	29,851	27,179
Deferred income taxes	5,329	5,116	2,719
Other long-term liabilities	9,052	9,871	9,626

Total liabilities	360,829	296,759	363,949

Commitments and contingencies (Note 9)
Stockholders’ deficit
Common stock, $0.01 par value, 1,500,000 shares authorized; issued and outstanding: 1,034,169 shares at December 25, 2010 and June 26, 2010 and 1,033,295 shares at December 26, 2009	10	10	10
Additional paid-in capital	17,558	17,062	6,844
Accumulated other comprehensive loss, net of tax	(11,849)	(12,719)	(9,402)
Accumulated deficit	(62,255)	(57,898)	(8,675)

Total stockholders’ deficit	(56,536)	(53,545)	(11,223)

Total liabilities and stockholders’ deficit	$304,293	$243,214	$352,726

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Net sales	$262,128	$267,032	$302,568	$313,296
Cost of goods sold	157,971	135,817	186,209	165,858

Gross profit	104,157	131,215	116,359	147,438

Operating expenses:
Selling, general and administrative	72,739	71,372	104,600	104,716
Impairment of trade name and other intangible long-lived assets	5,013	—	5,013	—
Selling, general and administrative – related party	250	250	500	500

	78,002	71,622	110,113	105,216

Operating income	26,155	59,593	6,246	42,222

Other income (expense):
Interest income	—	14	—	17
Interest expense	(5,545)	(4,905)	(10,868)	(9,604)
Other income, net	27	346	53	369

	(5,518)	(4,545)	(10,815)	(9,218)

Income (loss) before income taxes	20,637	55,048	(4,569)	33,004
Benefit (provision) for income taxes	(6,817)	(23,329)	212	(23,009)

Net income (loss)	$13,820	$31,719	$(4,357)	$9,995

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended December 25, 2010	Twenty-Six Weeks Ended December 26, 2009
Operating activities
Net income (loss)	$(4,357)	$9,995
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed assets	7,768	9,113
Amortization of intangible assets	103	441
Amortization of deferred financing costs	1,821	1,186
Stock option compensation expense	496	171
Loss (gain) on disposal and impairment of fixed assets, net	159	899
Impairment of trade name and other intangible long-lived assets	5,013	—
Gain on sale of short-term investments	(1)	—
Deferred income taxes	326	19,111
Amortization of deferred pension loss	850	645
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(11,427)	(8,555)
Inventories	(7,434)	10,888
Deferred catalog expenses and other assets	(3,491)	(2,661)
Accounts payable	42,852	21,335
Accrued liabilities	5,408	6,981
Income taxes	329	4,922
Accrued pension liabilities	(2,087)	(185)
Deferred revenue	17,528	20,237

Net cash provided by operating activities	53,856	94,523

Investing activities
Acquisition of fixed assets	(3,012)	(1,452)
Proceeds from the sale of fixed assets `	3	46
Proceeds from maturities of held-to-maturity securities	5,000	—

Net cash provided by (used in) investing activities	1,991	(1,406)

Financing activities
Borrowings on revolving debt	96,000	85,000
Repayments of revolving debt	(96,000)	(85,000)
Repayments of capital lease	(153)	—
Payments for deferred financing costs	(2,516)	—

Net cash used in financing activities	(2,669)	—

Increase in cash and cash equivalents	53,178	93,117
Cash and cash equivalents, beginning of period	13,730	15,395

Cash and cash equivalents, end of period	$66,908	$108,512

See accompanying Notes to Condensed Consolidated Financial Statements.

Harry & David Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollars in thousands)

(unaudited)

NOTE 1—BUSINESS

Harry & David Holdings, Inc. and subsidiaries (the “Company”) is a vertically integrated multi-channel specialty retailer and producer of branded premium gift-quality fruit, food products and gifts marketed under the Harry and David®, Wolferman’s®, and Cushman’s® brands. The Company markets its products through catalogs distributed through the mail, the Internet, business-to-business, consumer telemarketing, stores, including Cushman’s and pop-up seasonal stores, and wholesale distribution to other retailers.

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

As a result of our operating performance in the second quarter of fiscal 2011, the Company does not satisfy the financial covenants under its revolving credit facility and will not be able to borrow funds under the facility unless it is amended or the covenant non-compliance is waived. Based on the Company’s current working capital and anticipated working capital requirements, the Company will not be able to continue to finance operations, including servicing its payment obligations under the Senior Notes, without securing new capital and restructuring its obligations. The Company has commenced preliminary discussions with its revolving credit lenders, bondholders, other creditors and owners in an effort to recapitalize. The Company has retained Rothschild Inc. and Alvarez & Marsal as financial advisors and Jones Day as legal advisor to explore recapitalization structures. The Company and its advisors are exploring all alternatives. There can be no assurance that our efforts to obtain new capital and restructure our obligations will be successful, and therefore, there is substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 2—BASIS OF PRESENTATION

These financial statements include the consolidated results of the Company and its subsidiaries. The Condensed Consolidated Balance Sheets as of December 25, 2010 and December 26, 2009, the Condensed Consolidated Statements of Operations for the thirteen-week and the twenty-six week periods ended December 25, 2010 and December 26, 2009, and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended December 25, 2010 and December 26, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles accepted in the United States for comparable annual financial statements. Our fiscal year ends the last Saturday in June, based on a 52/53 week year. Fiscal 2010 began on June 28, 2009 and ended on June 26, 2010. Fiscal 2011 began on June 27, 2010 and will end on June 25, 2011.

For further information, refer to the consolidated audited financial statements and the notes thereto for the year ended June 26, 2010, which are not included in this report.

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

The Company has revised amounts related to its income tax payable and deferred income tax liabilities recorded in the period ended December 26, 2009 on the condensed consolidated balance sheet with corresponding revision on its condensed consolidated statement of cash flows. For the second quarter of fiscal 2010, income tax payable was overstated by $8.7 million, current deferred tax liability was understated by $6.8 million and non-current deferred tax liability was understated by $1.9 million. The Company’s current deferred income taxes, current income tax payable and non-current deferred tax liability, as previously reported for the second quarter of fiscal 2010, as $3.1 million, $27.3 million and $850, respectively, and have been revised to $9.9 million, $18.6 million and $2.7 million, respectively, in the accompanying consolidated balance sheets.

The Company’s total comprehensive income for the thirteen weeks ended December 25, 2010 of $14,420 and total comprehensive loss for the twenty-six weeks ended December 25, 2010 of $3,487 includes unrealized net losses (net of tax) associated with its pension plans of $600 and $870, respectively. The Company’s total comprehensive income for the thirteen and twenty-six weeks ended December 26, 2009 of $31,923 and $10,388, respectively, includes an adjustment (net of tax) related to unrealized net losses associated with its pension plans of $204 and $393, respectively.

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

NOTE 4—BALANCE SHEET INFORMATION

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities, capital lease obligations and the Senior Floating Rate Notes due March 1, 2012 and Senior Fixed Rate Notes due March 1, 2013. The estimated carrying value of these instruments (except for the Senior Notes as shown in the table below) approximates fair value due to their short-term maturities.

The fair values for cash and cash equivalents, short-term investments and the Senior Notes are measured using observable inputs such as quoted prices in active markets (Level 1) as defined within the fair value hierarchy prescribed by Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”).

The following table provides the carrying value and fair value of the Company’s Senior Notes:

	December 25, 2010		December 26, 2009
	Book value	Fair value	Book value	Fair value
Senior Floating Rate Notes	$58,170	$41,882	$58,170	$39,119
Senior Fixed Rate Notes	140,192	99,536	140,192	96,032

Total Senior Notes	$198,362	$141,418	$198,362	$135,151

Inventories

Inventories consist of the following:

	December 25, 2010	June 26, 2010	December 26, 2009
Finished goods	$24,816	$15,611	$20,674
Materials, packaging supplies and work-in-process	16,961	13,782	11,949
Growing crops	1,184	6,134	1,227

Total	$42,961	$35,527	$33,850

Fixed assets

Fixed assets consist of the following:

	December 25, 2010	June 26, 2010	December 26, 2009
Land	$19,607	$19,607	$19,607
Land improvements and orchard development costs	30,779	30,698	30,697
Buildings and improvements	58,880	58,674	58,610
Machinery and equipment	69,342	68,352	68,149
Leasehold improvements	9,766	9,908	10,352
Purchased and internally developed software	37,319	37,223	37,216
Capital projects-in-process	2,135	882	853

	227,828	225,344	225,484
Accumulated depreciation and amortization	(104,355)	(96,953)	(89,138)

Total	$123,473	$128,391	$136,346

As of December 25, 2010, purchased and internally developed software included software licenses acquired for $895 and financed through an outstanding capital lease agreement. See “Note 6 – Liquidity and Borrowing Arrangements.” Accumulated amortization of purchased and internally developed software costs was $25,828, $23,844 and $21,479 as of December 25, 2010, June 26, 2010 and December 26, 2009, respectively. Amortization of software costs, which include software assets financed through capital leases, were $1,021 and $1,243 for the thirteen weeks ended December 25, 2010 and December 26, 2009, respectively, and $2,043 and $2,516 for the twenty-six weeks ended December 25, 2010 and December 26, 2009, respectively.

During the second quarter of fiscal 2010, the Company completed an evaluation of certain underperforming stores and related fixed assets and certain other long-lived assets. As a result of that evaluation the Company recorded a non-cash impairment charge at December 26, 2009 of $699, all of which related to fixed assets. The impairment charge was recorded within selling, general and administrative expenses in the condensed consolidated statement of operations. The impairment amount was calculated by comparing the applicable stores net assets to fair value, which was based on a discounted cash flow model. In the second quarter of fiscal 2011, we completed an evaluation of certain underperforming stores and related fixed assets and certain other long-lived assets. As a result of our evaluation there was no impairment charge for stores during the second quarter of fiscal 2011.

Additionally, in the second quarter of fiscal 2010, the Company negotiated lease buy-outs for two of its stores and recognized $200 of termination costs, and in December 2009, the Company exercised its termination option related to its Eugene, Oregon call center lease and accrued the contractual amounts due of $78. As a result of the lease termination, fixed assets were reviewed for impairment and a charge of $231 was recorded in the thirteen weeks ended December 26, 2009. All accrued balances associated with the lease buy-outs and lease termination were fully paid by the end of fiscal 2010.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested for impairment annually. Historically, the annual impairment testing has occurred during the fourth quarter of each fiscal year. The Company reviews goodwill and other intangible assets for impairment on an interim basis should factors or indicators become apparent that their carrying amount may not be recoverable. The Company completed its annual impairment assessment in fiscal 2010 and concluded that goodwill and other intangible assets were not impaired.

In the second quarter of fiscal 2011, due to unfavorable revenue and operating income results compared to expectations attributable to the Company’s Harry and David and Wolferman’s brands, we performed the interim impairment tests specific to the Harry and David trade name and the Wolferman’s trade name, recipe and goodwill. A substantial portion of the revenue and operating income from Cushman’s occurs in the third quarter of our fiscal year. We determined that the quarter and year-to-date results of Cushman’s did not represent a triggering event and therefore, we did not perform an interim test of Cushman’s trade name, recipe and goodwill during the second quarter of 2011. Our analysis compared the estimated fair value to the related carrying value. As a result of our interim test, we concluded that the carrying amounts of the Harry and David trade name and Wolferman’s recipe exceeded their fair value, and an impairment loss was recorded. The Company recorded the impairment charges of $4,448 related to the Harry and David trade name and $565 related to the Wolferman’s recipe within selling, general and administrative expenses in the period ended December 25, 2010. Wolferman’s trade name and goodwill were not impaired as of December 25, 2010.

No impairment charges related to the goodwill and other intangible assets were recorded in prior fiscal year comparable periods.

The following table represents activity for goodwill and other intangible assets for the twenty-six weeks ended December 25, 2010.

	Goodwill	Indefinite-Lived Intangibles	Definite-Lived Intangibles	Total
Net balance as of June 26, 2010	$12,236	$32,139	$237	$44,612
Impairment charges	—	(5,013)	—	(5,013)
Amortization expense	—	—	(103)	(103)

Net balance as of December 25, 2010	$12,236	$27,126	$134	$39,496

Amortization expense was $87 and $395 for the thirteen weeks ended December 25, 2010 and December 26, 2009, respectively, and $103 and $441 for the twenty-six weeks ended December 25, 2010 and December 26, 2009, respectively, and was included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The following is a summary of intangible assets:

	December 25, 2010				June 26, 2010
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Trade names, trademarks and recipe	$41,658	$—	$(14,532)	$27,126	$41,658	$—	$(9,519)	$32,139
Goodwill	12,922	—	(686)	12,236	12,922	—	(686)	12,236
Direct marketing customer and rental lists	9,249	(9,150)	—	99	9,249	(9,068)	—	181
Favorable lease agreements	1,676	(1,641)	—	35	1,676	(1,620)	—	56

	$65,505	$(10,791)	$(15,218)	$39,496	$65,505	$(10,688)	$(10,205)	$44,612

The estimated remaining amortization expense is as follows:

Fiscal Period:	Direct Marketing Customer and Rental Lists	Favorable Lease Agreements	Total Amortization Expense
Remaining 2011	60	14	74
2012	39	21	60

Total	$99	$35	$134

Impairment Testing and Assumptions

The impairment testing results related to our indefinite-lived intangible assets, our goodwill and long-lived assets were calculated using management’s estimates of future cash flows to be generated from the respective assets or reporting units and a discount rate inherent within the Company’s cost of capital. The nature of these analyses requires significant judgment by management about future operating results, including revenues, gross margins, operating expenses, applicable discount and royalty rates. While management believes the assumption used are appropriate based on future expectations regarding revenue, operating income and growth, such assumptions have been developed in a highly uncertain environment in light of our recent financial performance and near term cash requirements. If the Company had used different assumptions and estimates regarding future operating results and discount and royalty rate, the impairment charges we recognized this quarter might have been materially different. However, management believes that the assumptions and estimates are reasonable and represent the most likely future operating results based upon the current information available. The Company classifies the inputs used in these measurements as Level 3 within the fair value hierarchy prescribed by ASC Topic 820.

NOTE 5—INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates for the second quarter of fiscal 2011 and fiscal 2010 were 33.0% and 42.4%, respectively. For the second quarter of fiscal 2011, the difference in the effective rate and the federal statutory rate is primarily due to a valuation allowance adjustment expense of $17,594 relating to certain deferred tax assets, and state tax expense of

$134. For the second quarter of fiscal 2010, the difference in the effective rate and the federal statutory rate is primarily due to a valuation allowance adjustment of $9,042, relating to certain deferred tax assets, and state tax obligations of $821.

The Company routinely reviews the future realization of deferred tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. As of December 25, 2010, the Company has a full valuation allowance against deferred tax assets based on our assessment of whether the realization of these assets is more likely than not. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins and operating expenses.

NOTE 6—LIQUIDITY AND BORROWING ARRANGEMENTS

Liquidity

At December 25, 2010, the Company had a cash balance of $66,908 and accounts payable of $57,935, compared to a cash balance of $108,512 and accounts payable of $32,506 at December 26, 2009. Based on our results of operations during the fiscal 2011 key holiday selling season, the Company failed to meet the required minimum fixed coverage charge ratio as of December 31, 2010. Accordingly, the Company will not be able to borrow funds under the facility unless it is amended or the covenant non-compliance is waived. There can be no assurance that the facility will be amended or that the financial covenant non-compliance will be waived.

Based on the Company’s current working capital and anticipated working capital requirements, the Company will not be able to continue to finance operations, including servicing its payment obligations under the Senior Notes, without securing new capital and restructuring its obligations. The Company has commenced preliminary discussions with its revolving credit lenders, bondholders, other creditors and owners in an effort to recapitalize. There can be no assurance that our efforts to obtain capital and restructure our obligations will be successful, and therefore, there are substantial doubts as to the Company’s ability to continue as a going concern.

Revolving Credit Facilities

On July 7, 2010, Harry and David entered into a third amendment to its revolving credit agreement. The amendment, among other things, (A) extended the maturity date of the revolving credit agreement from March 20, 2011 to the earliest to occur of (i) July 7, 2014, (ii) 45 days prior to the final maturity date of Harry and David’s Floating Rate Senior Notes due 2012 (unless such notes are paid in full prior to such date) and (iii) 45 days prior to the final maturity date of Harry and David’s 9.0% Senior Notes due 2013 (unless such notes are paid in full prior to such date) and (B) reduced the size of the facility from $125,000 to $105,000 (subject to an accordion feature providing Harry and David with an option to increase the aggregate commitments under the revolving credit agreement by up to $20,000, upon satisfaction of certain conditions and at the sole discretion of any existing lenders requested to provide any increased commitment), (C) increased certain fees payable under the revolving credit agreement and (D) increased the margins on borrowings under the revolving credit agreement, (i) in the case of Eurodollar borrowings, from a range of 1.50% to 2.00% to a range of 3.25% to 3.50% and (ii) in the case of Alternate Base Rate borrowings, from a range of .50% to 1.00% to a range of 2.25% to 2.50% and changed the basis for determining the applicable margin from the method based on the Company’s consolidated leverage ratio to a usage-based method tied to the level of borrowings and letters of credit under the revolving credit facility. In connection with entering into the third amendment, the Company incurred deferred financing costs of $2,516. In accordance with ASC Topic 470-50-55-2-Debt Modifications and Extinguishments, $250 of unamortized deferred costs associated with creditors not participating in the new amendment were written off during the first quarter of fiscal 2011 and recorded in interest expense in the condensed consolidated statement of operations. The remaining portion of unamortized expenses have been combined with the new financing costs and will be amortized through January 15, 2012, the date of the first possible maturity of the revolving credit agreement. The Company had total unamortized deferred financing costs related to its revolving credit facility of $2,188, $929 and $1,551 as of December 25, 2010, June 26, 2010 and December 26, 2009, respectively. If the revolving credit facility terminates we will have to write off all of the remaining unamortized deferred financing costs related to that facility, which at December 25, 2010 amounted to $2,188.

As of December 25, 2010, under the revolving credit facility there was $891 in outstanding letters of credit. The maximum available borrowing, were it available, under the Credit Agreement is determined in accordance with an asset-based debt limitation formula. We are required to pay a commitment fee to each lender equal to (i) 0.75% per annum on the average daily unused amount of the commitment of such lender for each day on which usage is greater than 60% or (ii) 1.00% per annum on the average daily unused amount of each commitment of such lender for each day on which usage is less than or equal to 60%. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations. Although the facility is not available we continue to accrue the commitment fees.

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

Long-Term Debt

As of December 25, 2010, the Company’s wholly-owned subsidiary, Harry and David, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012 and $140,192 of Senior Fixed Rate Notes due March 1, 2013.

The floating rate Senior Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.30% and 5.54% at December 25, 2010 and June 26, 2010, respectively. The fixed rate Senior Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments due on the first day of March and September.

The deferred financing fees incurred in connection with the Senior Notes offerings and related exchanges have been recorded as deferred financing costs within long-term assets. The remaining costs are amortized over the remaining life of the associated Senior Notes and as of December 25, 2010 and June 26, 2010, $2,110 and $2,674, respectively, remained on the balance sheet for all fees associated with the Senior Notes.

The Senior Notes represent the senior unsecured obligations of Harry and David, a wholly-owned subsidiary of Harry & David Holdings, Inc., and are guaranteed on a senior unsecured basis by Harry & David Holdings, Inc. and all of the Company’s subsidiaries. The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Company was in compliance with all of the covenants contained in the indenture governing the Senior Notes as of December 25, 2010.

Amortization of Deferred Financing Costs

Amortization expense of deferred financing costs was $798 and $593 for the thirteen weeks ended December 25, 2010 and December 26, 2009, respectively, and $1,821 and $1,186 for the twenty-six weeks ended December 25, 2010 and December 26, 2009, respectively, and is included within interest expense in the accompanying condensed consolidated statements of operations. Amortization expense recorded in the first quarter of fiscal 2011 included $250 of unamortized deferred costs that were written off in association with entering into the third amendment to the revolving credit facility.

If the revolving credit facility is terminated, we will have to write off all of the remaining unamortized deferred financing costs related to that facility, which at December 25, 2010 amounted to $2,188.

Capital lease obligation

In the fourth quarter of fiscal 2008, the Company acquired a software license for $895, financed by a capital lease agreement. The interest rate on the agreement is 5.99% due in two annual installments of principal and interest. The current portion of the remaining obligation in the condensed consolidated balance sheet as of December 25, 2010, was $156.

NOTE 7—STOCK OPTION PLAN

The Company accounts for stock-based compensation using the fair-value method. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses certain assumptions for use in the model. The expected volatility assumption is based on an average historical volatility of the publicly traded stock of a representative set of comparable companies. The expected term assumption is either the final vesting date or a period derived from the time between the date of final vesting and the expiration of the option, depending on the vesting provisions of the underlying grant. The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used for the options granted during the thirteen and twenty-six week periods ended December 25, 2010 and December 26, 2009 are as follows:

	Thirteen Weeks ended		Twenty-Six Weeks ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Expected volatility	75.8%	59.0%	75.6%	57.0%
Expected dividends	0	0	0	0
Expected term	3.0 years	2.56 years	3.0 years	2.74 years
Risk-free rate	0.64%	1.44%	0.75%	1.62%

A summary of option activity for the thirteen weeks ended December 25, 2010 is presented below:

Options	Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 26, 2010	242,010	$223.46	9.3 years
Granted	13,620	150.00	—
Exercised	—	—	—
Forfeited	(11,972)	149.31	—

Outstanding at December 25, 2010	243,658	$221.54	8.9 years

Exercisable at December 25, 2010	208,223	$235.33	8.9 years

The total grant date fair value of all options outstanding at December 25, 2010 was $12,500.

A summary of the status of the Company’s nonvested option shares as of December 25, 2010, is presented below:

Nonvested Option Shares	Option Shares	Weighted-Average Grant-Date Fair Value of Options
Nonvested at June 26, 2010	27,464	$60.00
Granted options	13,620	$64.44
Vested	(482)	$11.50
Forfeited	(5,167)	$54.53

Outstanding at December 25, 2010	35,435	$60.91

For the thirteen and twenty-six week periods ended December 25, 2010, the Company recognized stock compensation expense of $286 and $496, respectively and the total tax benefit recognized for these periods was $112 and $195, respectively. For the thirteen and twenty-six week periods ended December 26, 2009, the Company recognized stock compensation expense of $112 and $171, respectively and the total tax benefit recognized for these periods was $43 and $66, respectively. The Company amortizes the estimated fair value over the vesting period. As of December 25, 2010, there was $1,671 of total unrecognized pre-tax compensation cost related to nonvested share-based compensation arrangements granted under the Plan that will be recognized over the remaining vesting period. The weighted-average period of the remaining cost is 1.9 years.

The Company utilized a forfeiture rate of 0% when arriving at the amount of stock compensation expense recognized, as the options were granted to few individuals with relatively short or immediate vesting.

NOTE 8—BENEFIT PROGRAMS

Pension Plans

The components of net periodic pension expense for the Company’s qualified and excess defined benefit pension plans are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Interest cost	$625	$661	$1,251	$1,322
Expected return on plan assets	(285)	(234)	(570)	(469)
Amortization of deferred actuarial losses	425	333	850	645

Net periodic pension expense	$765	$760	$1,531	$1,498

The Company contributed $482 and $825 during the thirteen weeks ended December 25, 2010 and December 26, 2009, respectively, and $2,967 and $1,017 during the twenty-six weeks ended December 25, 2010 and December 26, 2009, respectively, to its defined benefit pension plans. The Company’s qualified and unqualified defined benefit plans were frozen effective June 30, 2007. The Company has a continuing obligation to fund these plans and will continue to recognize net periodic pension expense.

Severances

During fiscal 2010, the Company accrued $7,425 for estimated severance and related benefits, of which $999 and $886 was recorded in the thirteen and twenty-six week periods ended December 26, 2009, respectively. The severance and related benefits were associated with elimination of certain full-time positions across the Company as well as the termination of certain other employees and executives. In the thirteen and twenty-six week periods ended December 25, 2010, the Company recorded additional charges of $206 and $653, as well as adjusted previously accrued amounts of $7 and $583 respectively.

The following table summarizes the Company’s severance related activities for the thirteen weeks ended December 25, 2010:

Beginning balance as of June 26, 2010	$4,802
Accruals for severance and related benefits	653
Payments of benefits	(3,688)
Adjustments/reversals	(583)

Ending balance as of December 25, 2010	$1,184

NOTE 9—COMMITMENTS AND CONTINGENCIES

In an effort to manage its liquidity relative to its anticipated needs, the Company is seeking to adjust prices and payment terms with third party providers. In some cases, payment obligations to third party providers have become delinquent. In the event that we are unable to negotiate an acceptable resolution with these providers, we expect that legal proceedings may be commenced against us and the outcome of these proceedings could have a material and adverse effect on the Company.

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

The Company leases certain properties consisting primarily of retail stores, seasonal pop-up stores, distribution centers, and equipment with original terms ranging primarily from 3 to 10 years and up to 22 years. Certain leases contain renewal options; generally for five year periods, with rent payments during the lease term dependent on the defined percent increase or increases based on certain indexes, in each case as defined within the individual lease agreements. In accordance with ASC Topic 840 “Leases”, for leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease and other lease incentives, the Company recognizes rental expense on a straight-line basis over the lease term and records the difference between rent expense and the amount that is payable as deferred rent. In addition to minimum rental payments, certain of the Company’s retail store leases require the Company to make contingent rental payments, which are typically structured as either minimum rent plus additional rent based on a percentage of store sales if a specified store sales threshold is exceeded, or rent based on a negotiated threshold of sales after which a percent of sales is paid to the landlord. Such contingent rental expense is accrued in each reporting period if achievement of any factor is considered probable. Extra payments such as common area maintenance and property taxes are also required on certain leases.

Total rental expense for all operating leases was as follows:

	Thirteen Weeks ended		Twenty-Six Weeks ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Minimum rent expense	$8,112	$7,744	$12,918	$13,035
Contingent rent expense	93	58	101	85

Total rent expense	$8,205	$7,802	$13,019	$13,120

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

The awards are 100% vested, representing $6,034, which also reflects forfeitures. In each case, vesting occurred as long as the award recipient was an employee of Harry & David Holdings, Inc. or its affiliates on the vesting date. Award recipients will not be entitled to receive any vested portion of their awards unless by June 17, 2011: (i) a change of control (as so defined) occurs; (ii) the aggregate net sales proceeds in such change of control plus certain other distributions received by the Company’s equity sponsors exceeds a certain level; (iii) the Company has available cash, or if applicable, non-cash consideration equal to the aggregate of all awards; and (iv) certain other conditions are met. Distributions in respect of the awards will be payable in cash or, in some circumstances, the non-cash consideration received in the change of control either at the time of the change of control or, in some circumstances, at a later specified date. As of December 25, 2010, the Company has concluded that it is not obligated to accrue a liability or recognize any expense for the Liquidity Event Award Program.

NOTE 10—RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with its principal shareholders, Wasserstein and Highfields, for financial management, consulting, and advisory services. The Company has agreed to pay fees of $1,000 annually (excluding out-of-pocket reimbursements) under this agreement. The fees are accrued to the extent that they are not paid in any such period. During both the thirteen weeks ended December 25, 2010 and December 26, 2009 the Company paid $250 and during both the twenty-six weeks ended December 25, 2010 and December 26, 2009, the Company paid $500 in connection with this agreement. These amounts were charged to selling, general and administrative expenses – related party.

NOTE 11—SEGMENT REPORTING

Performance of business units is evaluated considering revenue growth achieved and potential profitability, contribution to other units and capital investment requirements. Reportable segments are strategic business units that offer similar products and are managed separately because the business units utilize distinct marketing strategies. The accounting policies of the segments, where applicable, are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K.

The Direct Marketing segment generates net sales of premium gift-quality fruit, gourmet food products and gifts under the Harry & David®, Wolferman’s® and Cushman’s® brands by marketing through catalogs, the Internet, business-to-business and consumer telemarketing operations. The Company’s catalogs reach customers throughout the United States and, to a lesser extent, in Canada. The Stores segment generates net sales of Harry & David®, Wolferman’s® and Cushman’s® merchandise at various retail locations (outlet stores, specialty stores, seasonal pop-up stores, and a Country Village Store). As of December 25, 2010, the Company operated 122 Harry and David stores in 38 states and 16 seasonal pop-up stores. The Wholesale segment generates net sales by selling Harry & David® brand, Wolferman’s® brand and Cushman’s® brand wholesale products to national retailers as well as commercial sales of surplus, non-gift quality fruit grown in the Company’s orchards surrounding Medford, Oregon. Business units that support the Company’s operations, including orchards, product supply, distribution, customer operations, facilities, information technology services and administrative and marketing support functions are grouped in the “Other” segment.

Net intersegment sales were $15,831 and $19,117 for the thirteen weeks ended December 25, 2010 and December 26, 2009, respectively, and $21,743 and $33,457 for the twenty-six weeks ended December 25, 2010 and December 26, 2009, respectively. Total assets in the “Other” segment include corporate cash and cash equivalents, the net book value of corporate facilities and related information systems, third-party debt and other corporate long-lived assets, including the Company’s manufacturing and distribution facilities.

Dollars in thousands	Direct Marketing	Stores	Wholesale	Other	Consolidated
Thirteen weeks ended December 25, 2010
Net external sales	$193,359	$56,083	$12,686	$—	$262,128
Depreciation and amortization expense	87	580	—	3,301	3,968
Operating income	19,652	5,326	1,166	11	26,155
Net interest expense	1	—	—	5,544	5,545
Income (loss) before income taxes	19,654	5,326	1,166	(5,509)	20,637
Capital expenditures	—	715	—	1,185	1,900
Goodwill	10,827	—	1,409	—	12,236
Total assets	65,030	28,329	8,033	202,901	304,293
Thirteen weeks ended December 26, 2009
Net external sales	$194,466	$56,780	$15,786	$—	$267,032
Depreciation and amortization expense	386	712	—	3,800	4,898
Operating income	48,358	10,074	1,161	—	59,593
Net interest expense	—	—	—	4,891	4,891
Income (loss) before income taxes	48,638	10,105	1,170	(4,865)	55,048
Capital expenditures	14	74	—	871	959
Goodwill	10,827	—	1,409	—	12,236
Total assets	67,928	26,588	7,354	250,856	352,726
Twenty-six weeks ended December 25, 2010
Net external sales	$211,432	$75,560	$15,576	$—	$302,568
Depreciation and amortization expense	98	1,161	3	6,609	7,871
Operating income (loss)	4,335	225	1,678	8	6,246
Net interest expense	1	—	—	10,867	10,868
Income (loss) before income taxes	4,337	225	1,678	(10,809)	(4,569)
Capital expenditures	—	992	—	2,020	3,012
Goodwill	10,827	—	1,409	—	12,236
Total assets	65,030	28,329	8,033	202,901	304,293
Twenty-six weeks ended December 26, 2009
Net external sales	$214,138	$77,697	$21,461	$—	$313,296
Depreciation and amortization expense	420	1,510	—	7,624	9,554
Operating income	36,126	4,604	1,492	—	42,222
Net interest expense	—	—	—	9,587	9,587
Income (loss) before income taxes	36,407	4,633	1,500	(9,536)	33,004
Capital expenditures	14	296	—	1,142	1,452
Goodwill	10,827	—	1,409	—	12,236
Total assets	67,928	26,588	7,354	250,856	352,726

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company’s wholly-owned subsidiary, Harry and David, has outstanding $58,170 of Senior Floating Rate Notes due 2012 and $140,192 of Senior Fixed Rate Notes due 2013 as of December 25, 2010. The following consolidated financial information presents, in separate columns, financial information for (i) the Company (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) Harry and David under the equity method, (iii) Harry & David Holdings, Inc.’s (guarantor) subsidiaries of the Company that guarantee the Senior Notes on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) the Company on a consolidated basis, as of December 25, 2010, and June 26, 2010, and for the thirteen and twenty-six weeks ended December 25, 2010 and December 26, 2009, respectively. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of its existing and future domestic restricted subsidiaries, which are 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10 of Regulation S-X. There are no non-guarantor subsidiaries. The Senior Notes place certain restrictions on the payment of dividends, other payments or distributions by Harry and David and between the guarantors.

Condensed Consolidating Balance Sheet

As of December 25, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$123	$66,785	$—	$—	$66,908
Trade accounts receivable, net	—	10,469	235	—	10,704
Other receivables	—	815	1,678	—	2,493
Inventories	—	27,068	15,893	—	42,961
Deferred catalog expenses	—	4,402	—	—	4,402
Deferred income taxes	2,060	—	—	—	2,060
Other current assets	2	2,224	3,166	—	5,392

Total current assets	2,185	111,763	20,972	—	134,920
Fixed assets, net	—	5,924	117,549	—	123,473
Goodwill	—	12,236	—	—	12,236
Intangibles, net	—	27,260	—	—	27,260
Investment in subsidiaries	101,437	(87,398)	—	(14,039)	—
Deferred financing costs, net	—	4,298	—	—	4,298
Other assets	2,032	46	28	—	2,106

Total assets	$105,654	$74,129	$138,549	$(14,039)	$304,293

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$38,070	$19,865	$—	$57,935
Accrued payroll and benefits	—	6,490	5,836	—	12,326
Income taxes payable	2,292	(94)	(9)	—	2,189
Deferred revenue	—	31,542	—	—	31,542
Accrued interest	—	4,466	5	—	4,471
Other accrued liabilities	16	10,367	1,340	—	11,723
Current portion of capital lease obligations	—	156	—	—	156
Revolving credit facility	—	—	—	—	—

Total current liabilities	2,308	90,997	27,037	—	120,342
Long-term debt	—	198,362	—	—	198,362
Accrued pension liability	—	—	27,744	—	27,744
Deferred income taxes	5,329	—	—	—	5,329
Other long-term liabilities	3,856	3,052	2,144	—	9,052
Intercompany debt	150,697	(319,719)	169,022	—	—

Total liabilities	162,190	(27,308)	225,947	—	360,829

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	17,558	232,591	53,784	(286,375)	17,558
Accumulated other comprehensive loss, net of tax	(11,849)	—	(17,286)	17,286	(11,849)
Accumulated deficit	(62,255)	(131,155)	(123,896)	255,051	(62,255)

Total stockholders’ equity (deficit)	(56,536)	101,437	(87,398)	(14,039)	(56,536)

Total liabilities and stockholders’ equity (deficit)	$105,654	$74,129	$138,549	$(14,039)	$304,293

Condensed Consolidating Balance Sheet

As of June 26, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$123	$13,607	$—	$—	$13,730
Short-term investments	—	—	4,999	—	4,999
Trade accounts receivable, net	—	832	104	—	936
Other receivables	—	296	538	—	834
Inventories	—	15,368	20,159	—	35,527
Deferred catalog expenses	—	2,286	—	—	2,286
Deferred income taxes	2,173	—	—	—	2,173
Other current assets	—	1,322	2,432	—	3,754

Total current assets	2,296	33,711	28,232	—	64,239
Fixed assets, net	—	5,985	122,406	—	128,391
Goodwill	—	12,236	—	—	12,236
Intangibles, net	—	32,376	—	—	32,376
Investment in subsidiaries	105,183	(88,263)	—	(16,920)	—
Deferred financing costs, net	—	3,603	—	—	3,603
Other assets	1,985	55	329	—	2,369

Total assets	$109,464	$(297)	$150,967	$(16,920)	$243,214

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$—	$7,127	$7,956	$—	$15,083
Accrued payroll and benefits	—	6,869	7,804	—	14,673
Income taxes payable	1,963	(94)	(9)	—	1,860
Deferred revenue	—	14,014	—	—	14,014
Accrued interest	—	4,426	—	—	4,426
Other accrued liabilities	—	1,352	1,842	—	3,194
Current portion of capital lease obligations	—	309	—	—	309

Total current liabilities	1,963	34,003	17,593	—	53,559
Long-term debt	—	198,362	—	—	198,362
Accrued pension liability	—	—	29,851	—	29,851
Deferred income taxes	5,116	—	—	—	5,116
Other long-term liabilities	3,911	3,866	2,094	—	9,871
Intercompany debt	152,019	(341,711)	189,692	—	—

Total liabilities	163,009	(105,480)	239,230	—	296,759

Stockholders’ equity (deficit):
Common stock	10	1	—	(1)	10
Additional paid-in capital	17,062	232,591	53,783	(286,374)	17,062
Accumulated other comprehensive loss, net of tax	(12,719)	—	(18,156)	18,156	(12,719)
Accumulated deficit	(57,898)	(127,409)	(123,890)	251,299	(57,898)

Total stockholders’ equity (deficit)	(53,545)	105,183	(88,263)	(16,920)	(53,545)

Total liabilities and stockholders’ equity (deficit)	$109,464	$(297)	$150,967	$(16,920)	$243,214

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 25, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$262,433	$15,526	$(15,831)	$262,128
Cost of goods sold	—	158,284	15,518	(15,831)	157,971

Gross profit	—	104,149	8	—	104,157
Selling, general and administrative	—	78,005	(3)	—	78,002

Operating income	—	26,144	11	—	26,155

Other income (expense):
Interest income	—	—	—	—	—
Interest expense	—	(5,537)	(8)	—	(5,545)
Other income (expense), net	24	3	—	—	27
Equity in earnings of consolidated subsidiaries	20,613	3	—	(20,616)	—

Total other income (expense)	20,637	(5,531)	(8)	(20,616)	(5,518)

Income (loss) before income taxes	20,637	20,613	3	(20,616)	20,637
Provision for income taxes	(6,817)	—	—	—	(6,817)

Net income (loss)	13,820	20,613	3	(20,616)	13,820

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended December 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$267,427	$18,722	$(19,117)	$267,032
Cost of goods sold	—	136,216	18,718	(19,117)	135,817

Gross profit	—	131,211	4	—	131,215
Selling, general and administrative	—	71,618	4	—	71,622

Operating income	—	59,593	—	—	59,593

Other income (expense):
Interest income	11	—	3	—	14
Interest expense	—	(4,892)	(13)	—	(4,905)
Other income (expense), net	25	321	—	—	346
Equity in earnings of consolidated subsidiaries	55,012	(10)	—	(55,002)	—

Total other income (expense)	55,048	(4,581)	(10)	(55,002)	(4,545)

Income (loss) before income taxes	55,048	55,012	(10)	(55,002)	55,048
Provision for income taxes	(23,329)	—	—	—	(23,329)

Net income (loss)	31,719	55,012	(10)	(55,002)	31,719

Condensed Consolidating Statement of Operations

For the Twenty-Six Weeks Ended December 25, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$302,954	$21,357	$(21,743)	$302,568
Cost of goods sold	—	186,596	21,356	(21,743)	186,209

Gross profit	—	116,358	1	—	116,359
Selling, general and administrative	—	110,120	(7)	—	110,113

Operating income	—	6,238	8	—	6,246

Other income (expense):
Interest income	—	—	—	—	—
Interest expense	—	(10,854)	(14)	—	(10,868)
Other income (expense), net	49	4	—	—	53
Equity in earnings of consolidated subsidiaries	(4,618)	(6)	—	4,624	—

Total other income (expense)	(4,569)	(10,856)	(14)	4,624	(10,815)

Income (loss) before income taxes	(4,569)	(4,618)	(6)	4,624	(4,569)
Benefit for income taxes	212	—	—	—	212

Net income (loss)	(4,357)	(4,618)	(6)	4,624	(4,357)

Condensed Consolidating Statement of Operations

For the Twenty-Six Weeks Ended December 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Net sales	$—	$313,959	$32,794	$(33,457)	$313,296
Cost of goods sold	—	166,511	32,804	(33,457)	165,858

Gross profit	—	147,448	(10)	—	147,438
Selling, general and administrative	—	105,226	(10)	—	105,216

Operating income	—	42,222	—	—	42,222

Other income (expense):
Interest income	11	—	6	—	17
Interest expense	—	(9,596)	(8)	—	(9,604)
Other income (expense), net	50	319	—	—	369
Equity in earnings of consolidated subsidiaries	32,943	(2)	—	(32,941)	—

Total other income (expense)	33,004	(9,279)	(2)	(32,941)	(9,218)

Income (loss) before income taxes	33,004	32,943	(2)	(32,941)	33,004
Provision for income taxes	(23,009)	—	—	—	(23,009)

Net income (loss)	9,995	32,943	(2)	(32,941)	9,995

Condensed Consolidating Statement of Cash Flows

For the Twenty-Six Weeks Ended December 25, 2010

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by operating activities	$1,324	$35,090	$17,442	$—	$53,856

Investing activities
Acquisition of fixed assets	—	(1,236)	(1,776)	—	(3,012)
Proceeds from the sale of fixed assets	—	—	3	—	3
Proceeds from maturities of held-to-maturity securities	—	—	5,000	—	5,000

Net cash provided by (used in) investing activities	—	(1,236)	3,227	—	1,991

Financing activities
Borrowings of revolving debt	—	96,000	—	—	96,000
Repayments of revolving debt	—	(96,000)	—	—	(96,000)
Repayments of capital lease obligation	—	(153)	—	—	(153)
Payments for deferred financing costs	—	(2,516)	—	—	(2,516)
Net (payments) receipts on intercompany debt	(1,324)	21,993	(20,669)	—	—

Net cash provided by (used in) financing activities	(1,324)	19,324	(20,669)	—	(2,669)

Increase in cash and cash equivalents	—	53,178	—	—	53,178
Cash and cash equivalents, beginning of period	123	13,607	—	—	13,730

Cash and cash equivalents, end of period	$123	$66,785	$—	$—	$66,908

Condensed Consolidating Statement of Cash Flows

For the Twenty-Six Weeks Ended December 26, 2009

	Harry & David Holdings, Inc. (Parent-Only)	Harry and David	Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
Operating activities
Net cash provided by operating activities	$1,305	$72,605	$20,613	$—	$94,523

Investing activities
Acquisition of fixed assets	—	(309)	(1,143)	—	(1,452)
Proceeds from the sale of fixed assets	—	—	46	—	46

Net cash used in investing activities	—	(309)	(1,097)	—	(1,406)

Financing activities
Borrowings of revolving debt	—	85,000	—	—	85,000
Repayments of revolving debt	—	(85,000)	—	—	(85,000)
Net (payments) receipts on intercompany debt	(1,305)	20,821	(19,516)	—	—

Net cash provided by (used in) financing activities	(1,305)	20,821	(19,516)	—	—

Increase (decrease) in cash and cash equivalents	—	93,117	—	—	93,117
Cash and cash equivalents, beginning of period	51	15,344	—	—	15,395

Cash and cash equivalents, end of period	$51	$108,461	$—	$—	$108,512

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of earnings, revenues or financial items, statements relating to our capital resources and recapitalization efforts, statements of the plans, strategies and objectives of management for future operations, statements related to the future performance and growth potential of our brands, statements related to litigation matters, statements related to introducing new core and seasonal merchandise assortments, statements related to reducing returns, replacements and damages, statements related to new marketing initiatives and expanding electronic direct marketing initiatives, statements related to transportation costs, statements related to costs and availability of raw materials, statements related to macroeconomic and retail trends, statements related to our plans to open new retail stores, statements related to implementing new e-commerce functionality, statements related to future comparable store sales, statements related to our income tax provision and effective tax rate, statements related to government regulation, statements related to the use of our available cash, statements related to our projected capital expenditures, statements related to the impact of new accounting pronouncements, statements related to the impact of acquisitions, statements related to indemnifications under our agreements, and statements of belief and statements of assumptions underlying any of the foregoing. You can identify these and other forward-looking statements by the use of words such as “will,” “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology.

Risk factors that may affect our results include risks relating to our results of operations and capital resources and recapitalization efforts, risks relating to the unavailability of our revolving credit facility, including that the lender may terminate it or decline to amend it or waive the covenant noncompliance, risks relating to our ability to secure new capital and restructure our obligations, risks relating to payment delinquencies relating to third party providers and related potential litigation, risks relating to our ability to maintain our relationships with existing third party providers and find suitable replacement providers as necessary, risks relating to market demand for our products, the seasonality of our business, production capabilities, relationships with customers and suppliers, implementation of our business and marketing strategies, competition, fluctuations in energy and other commodity costs, financial leverage, postal rate increases, loss of key management, disruptions in IT, increase in labor costs and the availability of a seasonal workforce and changes in federal and state tax laws, potential effect of extreme weather and pests on crops, government regulation by the Food and Drug Administration (“FDA”) and the United States Department of Agriculture (“USDA”), protection of intellectual property, compliance with environmental regulations and natural disasters, terrorism and acts of war, as well as the other risks included in the Risk Factors set forth in Item 1A of Harry and David’s Annual Report on Form 10-K for the fiscal year ended June 26, 2010, the risks identified in Item 1A of this Quarterly Report or Form 10-K, and those risks which may be described from time to time in Harry and David’s other filings with the Securities and Exchange Commission.

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

OVERVIEW

General

We are a multi-channel specialty retailer and producer of branded premium gift-quality fruit and gourmet food products and other gifts, which are marketed under the Harry & David®, Wolferman’s® and Cushman’s® brands. We market our products through multiple channels, including direct marketing (via catalog, phone, Internet, mail/fax and telemarketing), business-to-business, our stores, including Cushman’s and pop-up seasonal stores, and wholesale distribution through select retailers.

MATTERS AFFECTING COMPARABILITY

A portion of our Direct Marketing sales are derived from Fruit-of-the-Month Club® product shipments. As such, results in this segment may vary between periods due to variations in fruit availability year-to-year, as well as other factors.

RESULTS OF OPERATIONS

Despite making product improvements, introducing new packaging, accelerating marketing initiatives, enhancing Harry & David’s website and taking cost-reduction actions, our operating results for the second quarter were disappointing. While we were successful in attracting new customers, growing our core business and increasing our website orders, sales were below our expectations, and we were forced to offer significant discounts late in the holiday selling period. Significant discounting of our products negatively impacted our gross margin percentage and gross profit, which resulted in a significantly lower cash balance as of December 25, 2010. For further details on our liquidity and ability to continue to finance operations, see the discussion under “Liquidity and Capital Resources” below.

NET SALES

The following table summarizes net sales by reportable business segment for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	December 25, 2010	Percent of Total	December 26, 2009	Percent of Total	December 25, 2010	Percent of Total	December 26, 2009	Percent of Total
Direct Marketing	$193,359	73.8%	$194,466	72.8%	$211,432	69.9%	$214,138	68.4%
Stores	56,083	21.4%	56,780	21.3%	75,560	25.0%	77,697	24.8%
Wholesale	12,686	4.8%	15,786	5.9%	15,576	5.1%	21,461	6.8%

Total net sales	$262,128	100.0%	$267,032	100.0%	$302,568	100.0%	$313,296	100.0%

Net sales of $262,128 for the thirteen weeks ended December 25, 2010, decreased $4,904, or 1.8%, from the thirteen weeks ended December 26, 2009. The decline was primarily attributable to lower sales volume in our Wholesale segment combined with higher discounts and markdowns in our Direct Marketing segment. The decline was partially offset by higher order volume in the Direct Marketing segment.

Net sales of $302,568 for the twenty-six weeks ended December 25, 2010, decreased $10,728, or 3.4%, from the twenty-six weeks ended December 26, 2009. The decline was attributable to the same factors mentioned above for the thirteen-week period.

Direct Marketing

Net sales in our Direct Marketing segment decreased $1,107, or 0.6%, from the thirteen weeks ended December 26, 2009 to the thirteen weeks ended December 25, 2010. The decline was primarily driven by increased markdowns and discounts, partially offset by increased order volumes. The volume of orders increased 2.2%, although the average sales per order fell by 2.8%.

Net sales in our Direct Marketing segment decreased $2,706, or 1.3%, from the twenty-six weeks ended December 26, 2009 to the twenty-six weeks ended December 25, 2010. The decline was attributable to the same factors mentioned above for the thirteen-week period. In the twenty-six week period, volume of orders increased 2.7%, although the average sales per order fell by 2.9%.

Stores

Our Stores segment net sales decreased $697, or 1.2%, from the thirteen weeks ended December 26, 2009 to the thirteen weeks ended December 25, 2010. The total sales decrease was primarily driven by higher markdowns and fewer comparable stores, partially offset by the impact of our new seasonal pop-up stores and a sales increase of 3%, or approximately $1,527, in our comparable stores.

Our Stores segment net sales decreased $2,137, or 2.8%, from the twenty-six weeks ended December 26, 2009 to the twenty-six weeks ended December 25, 2010. The decrease was primarily attributable to the same factors mentioned above for the thirteen-week period. On a comparable store basis, sales increased 2%, or approximately $1,441, during the twenty-six week period.

As of December 25, 2010, we had 122 regular stores in operation compared to 136 stores in operation as of December 26, 2009. Not included in the store counts are our seasonal pop-up stores. During the second quarter of fiscal 2011, as part of new marketing initiatives, we opened 17 seasonal pop-up stores, 16 of which were still in operation as of December 25, 2010. We did not have pop-up stores in the prior fiscal year comparable period.

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

Wholesale

Our Wholesale segment net sales declined $3,100, or 19.6%, from the thirteen weeks ended December 26, 2009 to the thirteen weeks ended December 25, 2010. The decline was primarily due to lower sales to certain wholesale customers.

Our Wholesale segment net sales declined $5,885, or 27.4%, from the twenty-six weeks ended December 26, 2009 to the twenty-six weeks ended December 25, 2010. The decline was primarily due to the same factors mentioned above.

GROSS PROFIT

The following table summarizes gross profit by reportable business segment and gross profit as a percentage of consolidated and segment net sales for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	December 25, 2010	Percent of Net Sales	December 26, 2009	Percent of Net Sales	December 25, 2010	Percent of Net Sales	December 26, 2009	Percent of Net Sales
Direct Marketing	$76,051	39.3%	$99,470	51.2%	$77,480	36.6%	$104,292	48.7%
Stores	25,854	46.1%	28,912	50.9%	35,266	46.7%	38,952	50.1%
Wholesale	2,252	17.8%	2,833	17.9%	3,613	23.2%	4,194	19.5%

Total gross profit	$104,157	39.7%	$131,215	49.1%	$116,359	38.5%	$147,438	47.1%

Gross profit decreased $27,058, or 20.6%, to $104,157 in the thirteen weeks ended December 25, 2010, from $131,215 in the thirteen weeks ended December 26, 2009. Consolidated gross profit as a percentage of consolidated net sales 39.7% in the thirteen-week period ended December 25, 2010, and 49.1% in the thirteen-week period ended December 26, 2009. The decreases in gross profit and gross margin were primarily due to higher markdowns and discounts, lower average selling prices and higher product costs.

Gross profit decreased $31,079, or 21.1%, to $116,359 in the twenty-six weeks ended December 25, 2010, from $147,438 in the twenty-six weeks ended December 26, 2009. Consolidated gross profit as a percentage of consolidated net sales was 38.5% in the twenty-six week period ended December 25, 2010, and 47.1% in the twenty-six week period ended December 26, 2009. The decreases in gross profit and gross margin were primarily due to the same factors mentioned above.

Direct Marketing

Our Direct Marketing segment gross profit decreased $23,419, or 23.5%, with gross margin declining to 39.3% in the thirteen weeks ended December 25, 2010 from 51.2% in the thirteen weeks ended December 26, 2009. The gross profit and gross margin decreases were primarily due to higher markdowns and discounts, lower average retail prices, and higher product costs.

Our Direct Marketing segment gross profit decreased $26,812, or 25.7%, with gross margin declining to 36.6% in the twenty-six weeks ended December 25, 2010 from 48.7% in the twenty-six weeks ended December 26, 2009. The gross profit and gross margin declines were primarily due to the same factors discussed above for the thirteen-week period.

Stores

Our Stores segment gross profit decreased $3,058, or 10.6%, in the thirteen weeks ended December 25, 2010, with gross margin declining to 46.1%% in the twenty-six weeks ended December 25, 2010 from 50.9% in the twenty-six weeks ended December 26, 2009. The gross profit and gross margin declines were primarily due to higher markdowns and discounts combined with higher product costs.

Our Stores segment gross profit decreased $3,686, or 9.5%, with gross margin declining to 46.7% in the twenty-six weeks ended December 25, 2010 from 50.1% in the twenty-six weeks ended December 26, 2009. The gross profit and margin declines were primarily due to the same factors discussed above for the thirteen-week period.

Wholesale

Our Wholesale segment gross profit decreased $581, or 20.5%, in the thirteen weeks ended December 25, 2010, with gross margin declining to 17.8% in the thirteen weeks ended December 25, 2010 from 17.9% in the thirteen weeks ended December 26, 2009. The declines in gross profit and margin were primarily due to lower sales volume.

Our Wholesale segment gross profit decreased $581, or 13.9%, and gross margin decreased to 23.2% in the twenty-six weeks ended December 25, 2010 from 19.5% in the twenty-six weeks ended December 26, 2009. The declines in gross profit and margin were attributable to the same factor as described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following table summarizes selling, general and administrative expenses by reportable business segment and as a percentage of net sales for the periods indicated (dollars are in thousands).

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	December 25, 2010	Percent of Net Sales	December 26, 2009	Percent of Net Sales	December 25, 2010	Percent of Net Sales	December 26, 2009	Percent of Net Sales
Direct Marketing	$56,399	29.2%	$51,112	26.3%	$73,146	34.6%	$68,166	31.8%
Stores	20,611	36.8%	18,838	33.2%	35,123	46.5%	34,348	44.2%
Wholesale	992	7.8%	1,672	10.6%	1,844	11.8%	2,702	12.6%

Total selling, general, and administrative expenses	$78,002	29.8%	$71,622	26.8%	$110,113	36.4%	$105,216	33.6%

Selling, general and administrative expenses increased $6,381, or 8.9%, in the thirteen weeks ended December 25, 2010 from the thirteen weeks ended December 26, 2009. The increase was primarily due to the trade name impairment charge of $5,013 combined with increased outside services spending as a result of outsourcing certain functions.

Selling, general and administrative expenses increased $4,898, or 4.7%, in the twenty-six weeks ended December 25, 2010 from the twenty-six weeks ended December 26, 2009. The increase was driven primarily by the factors discussed above.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest and other non-operating income (expense). The following table summarizes other income (expense) for the periods indicated (dollars in thousands).

	Thirteen Weeks ended		Twenty-Six Weeks ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Net interest expense	$(5,545)	$(4,891)	$(10,868)	$(9,587)
Other income (expense), net	27	346	53	369

Total other income (expense)	$(5,518)	$(4,545)	$(10,815)	$(9,218)

The increase in interest expense in both the thirteen and twenty-six week periods ended December 25, 2010 was primarily associated with increased interest rates and a higher level of seasonal borrowings under our revolving credit facility, offset by lower interest on our Senior Floating Rate Notes.

INCOME TAXES

For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated effective tax rate, adjusted to give effect to anticipated permanent differences. The effective tax rates for the second quarter of fiscal 2011 and fiscal 2010 were 33.0% and 42.4%, respectively. For the second quarter of fiscal 2011, the difference in the effective rate and the federal statutory rate is primarily due to a valuation allowance adjustment expense of $17,594, relating to certain deferred tax assets and state tax expense of $134. For the second quarter of fiscal 2010, the difference in the effective rate and the federal statutory rate is primarily due to a valuation allowance adjustment of $9,042, relating to certain deferred tax assets, and state tax obligations of $821.

We routinely review the future realization of deferred tax assets based on projected future reversal of taxable temporary differences, available tax planning strategies and projected future taxable income. As of December 25, 2010, we have a full valuation allowance against deferred tax assets based on our assessment of whether the realization of these assets is more likely than not. The nature of these analyses requires significant judgment by management about future operating results, including revenues, margins and operating expenses.

EBITDA

EBITDA is defined as earnings before net interest expense, income taxes, depreciation, and amortization. Our EBITDA for the thirteen-week period ended December 25, 2010 decreased $42,059, primarily due to the increase in the operating loss as a result of the factors discussed above.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Net income (loss)	$13,820	$31,719	$(4,357)	$9,995
Interest expense, net	5,545	4,891	10,868	9,587
Provision (benefit) for income taxes	6,817	23,329	(212)	23,009
Depreciation and amortization	3,968	4,898	7,871	9,554

EBITDA from continuing operations	$30,150	$64,837	$14,170	$52,145
Interest expense, net	(5,545)	(4,891)	(10,868)	(9,587)
Benefit (provision) for income taxes	(6,817)	(23,329)	212	(23,009)
Amortization of deferred financing costs	798	593	1,821	1,186
Stock option compensation expense	286	112	496	171
Loss on disposal and impairment of fixed assets and other long-lived assets	5,071	883	5,172	899
Gain on sale of short-term investments	—	—	(1)	—
Deferred income taxes	7,484	11,796	326	19,111
Amortization of deferred pension loss	425	333	850	645
Changes in operating assets and liabilities	89,700	104,149	41,678	52,962

Net cash provided by operating activities	$121,552	$154,483	$53,856	$94,523

In the thirteen-week period ended December 25, 2010, net income and EBITDA included:

•	$5,071 loss on disposal and impairment of fixed assets and other long-lived assets;

•	$443 gain on insurance premium refund from prior years;

•	$322 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$286 of non-cash stock option compensation expenses;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$199 in severance and re-organization payroll and benefits; and

•	$24 gain related to uncertain tax positions.

In the thirteen-week period ended December 26, 2009, net income and EBITDA included:

•	$999 in severance and re-organization payroll and benefits;

•	$883 loss on disposal and impairment of fixed assets and other long-lived assets, net;

•	$285 gain on legal settlement;

•	$278 related to store closure expenses and lease termination costs for our Eugene, Oregon call center;

•	$250 of fees paid to Wasserstein and Highfields under the management agreement;

•	$225 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$110 of state net worth tax adjustments; and

•	$25 gain related to uncertain tax positions.

In the twenty-six week period ended December 25, 2010, net loss and EBITDA included:

•	$5,172 loss on disposal and impairment of fixed assets and other long-lived assets;

•	$500 of fees paid to Wasserstein and Highfields under the management agreement;

•	$500 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$496 of non-cash stock option compensation expenses;

•	$443 gain on insurance premium refund from prior years;

•	$70 in severance and re-organization payroll and benefits; and

•	$48 gain related to uncertain tax positions.

In the twenty-six week period ended December 26, 2009, net income and EBITDA included:

•	$899 loss on disposal and impairment of fixed assets and other long-lived assets, net;

•	$886 in severance and re-organization payroll and benefit expenses;

•	$500 of fees paid to Wasserstein and Highfields under the management agreement;

•	$421 of consulting fees associated with certain corporate initiatives and information technology projects;

•	$285 gain on legal settlement;

•	$278 related to store closure expenses and lease termination costs for our Eugene, Oregon call center;

•	$110 of state net worth tax adjustments;

•	$89 in approved recruiting and relocation expenses; and

•	$50 gain related to uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary liquidity and capital resource needs are to service our debt, finance working capital and make capital expenditures. Historically, our primary sources of liquidity were cash, cash equivalents and available unused borrowings under our revolving credit facility. As of December 25, 2010, the revolving credit borrowings were fully repaid, and we had $891 in outstanding letters of credit. As further discussed below, we were unable to maintain a sufficient available cash balance at December 31, 2010 and to maintain a minimum fixed charge coverage ratio under our $105 million revolving credit facility and, as a result, we will not be able to borrow under the facility unless it is amended or the financial covenant non-compliance is waived. There can be no assurance that the facility will be amended or that the financial covenant non-compliance will be waived.

Based on our current working capital and anticipated working capital requirements, we will not be able to finance continuing operations including servicing its payment obligations under the Senior Notes, without securing new capital and restructuring our obligations. There can be no assurance that our efforts to obtain new capital and restructure our obligations will be successful; and therefore, there is substantial doubt as to our ability to continue as a going concern.

Revolving Credit Facility

Historically, our principal sources of liquidity have been available cash, cash flows from operations and borrowings under our revolving credit facility. In July 2010, we amended our credit facility to, among other things, (A) extend the maturity date from March 20, 2011 to the earliest to occur of (i) July 7, 2014, (ii) 45 days prior to the final maturity date of Harry and David’s Floating Rate Senior Notes due 2012 (unless such notes are paid in full prior to such date) and (iii) 45 days prior to the final maturity date of Harry and David’s 9.0% Senior Notes due 2013 (unless such notes are paid in full prior to such date), (B) reduce the size of the facility from $125,000 to $105,000 (subject to an accordion feature providing Harry and David with an option to increase the aggregate commitments under the Credit Agreement by up to $20,000, upon satisfaction of certain conditions and at the sole discretion of any existing lenders requested to provide any increased commitment), (C) increase certain fees payable under the revolving credit facility and (D) increase the margins on borrowings under the revolving credit facility, (i) in the case of Eurodollar borrowings, from a range of 1.50% to 2.00% to a range of 3.25% to 3.50% and (ii) in the case of Alternate Base Rate borrowings, from a range of .50% to 1.00% to a range of 2.25% to 2.50% and changed the basis for determining the applicable margin from the method based on our consolidated leverage ratio to a usage-based method tied to the level of borrowings and letters of credit under the revolving credit facility.

Due to the seasonal nature of our business, we have historically drawn on our revolving credit facility to provide seasonal working capital to support inventory buildup and catalog production in advance of the holiday selling season and for other general corporate purposes. We have historically generated substantial amounts of cash each holiday selling season. We are required by our banks to pay down the revolving credit facility to zero by the next business day following December 25th of each year. We always were able to meet this requirement, including fiscal year 2011. In addition, the revolving credit facility requires that, on a consolidated basis, we maintain as of December 31st each year an available cash balance (defined as all cash, cash equivalents and short-term investments, minus all accounts payable) of at least $50,000, failing which we are required to meet and maintain a minimum fixed charge coverage ratio (as defined in the revolving credit facility), subject to certain conditions. At December 31, 2010, we had an available cash balance of $15,075 and failed to meet the required minimum fixed coverage charge ratio and, accordingly, we will not be able to borrow under the facility unless it is amended or the financial covenant non-compliance is waived. There can be no assurance that the facility will be amended or that the financial covenant non-compliance will be waived. Cash generated during the holiday selling season has historically been used to fund our operations for several months during the post-holiday selling season, until we begin to build inventories and other working capital components to support our next holiday selling season.

As of December 25, 2010, under the revolving credit facility there was $891 in outstanding letters of credit. We are required to pay a commitment fee to each lender equal to (i) 0.75% per annum on the average daily unused amount of the commitment of such lender for each day on which usage is greater than 60% or (ii) 1.00% per annum on the average daily unused amount of each commitment of such lender for each day on which usage is less than or equal to 60%. The commitment fees are payable on the last day of each calendar year quarter and the associated expense is included within interest expense in the condensed consolidated statement of operations. Although the facility is not available, we continue to accrue the commitment fees.

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

Long-term Debt

As of December 25, 2010, Harry and David, our wholly owned subsidiary, had outstanding $58,170 in Senior Floating Rate Notes due March 1, 2012, and $140,192 of Senior Fixed Rate Notes due March 1, 2013 (collectively, the “Senior Notes”). The Senior Floating Rate Notes accrue interest at a rate per annum equal to LIBOR plus 5%, calculated and paid quarterly. The interest rate was set at 5.30% and 5.54% at December 25, 2010 and June 26, 2010, respectively. The Senior Fixed Rate Notes accrue interest at an annual fixed rate of 9.0%, with semiannual interest payments.

The Senior Notes are the senior unsecured obligations of Harry and David and are guaranteed on a senior unsecured basis by us and all of Harry and David’s subsidiaries.The indenture governing the Senior Notes contains various restrictive covenants including, but not limited to, limitations on the incurrence of indebtedness, engaging in asset dispositions or acquisitions, making investments, and our and our subsidiaries’ ability to pay dividends and other restricted payments as well as our ability to incur liens and transactions with affiliates. Our ability to comply with these covenants, as well as our ability to service our payment obligations under the Senior Notes, may be affected by events beyond our control, such as those described under “Item 1A. -Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 26, 2010 and “Item 2A.-Risk Factors” in this Quarterly Report on Form 10-Q. If we do not remain in compliance with these covenants and payment terms, we may not be able to borrow additional funds as necessary, and the holders of the Senior Notes and lenders under the credit facility could accelerate all amounts then outstanding to be immediately due and payable.

At December 25, 2010, we were in compliance with all of our covenants under the indenture. Our debt service requirements consist primarily of interest expense on the Senior Notes and on any current and future borrowings under our revolving credit facility. Our other short-term cash requirements are expected to consist mainly of cash to fund our operations, capital expenditures, cash payments under various operating leases and repayment of any borrowings under our revolving credit facility.

Certain funds are sponsored by Wasserstein Partners, LP, and its affiliates (“Wasserstein”) and certain funds are sponsored by Highfields Capital Management LP (“Highfields”) who currently own approximately 63% and 34%, respectively, of our common stock. Wasserstein and/or Highfields have purchased and may continue to purchase our outstanding Senior Notes in open market purchases, privately negotiated transactions or otherwise. Such purchases will depend on prevailing market conditions and other factors, and there can be no assurance as to when or whether any such purchases may occur. The amounts involved may be material.

Consolidated Cash Flows

Cash Flows Provided by Operating Activities

Cash provided by operating activities totaled $53,856 in the twenty-six-week period ended December 25, 2010, compared to $94,523 in the same period ended December 26, 2009. The decrease in operating cash flows was primarily driven by increased operating loss as a result of disappointing operating results during the key holiday selling season. For further details on our key performance indicators, see the discussion on our operating results presented above.

Cash Flows Provided by (Used in) Investing Activities

Cash provided by investing activities totaled $1,991 for the twenty-six weeks ended December 25, 2010, compared to cash flows used in investing activities of $1,406 in the same period last year. Investing activities in the twenty-six weeks ended December 25, 2010 consisted of proceeds from matured investment securities, partially offset by capital expenditures. Investing activities in the twenty-six weeks ended December 26, 2009 consisted primarily of capital expenditures.

Cash Flows Used in Financing Activities

Cash used in financing activities totaled $2,669 for the twenty-six weeks ended December 25, 2010 and was primarily comprised of payments for financing fees associated with the renewal of our revolving credit facility.

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

Accordingly, changing economic conditions or deviations from projected demand for products during the holiday selling season (the fourth calendar quarter) can have a materially favorable or adverse impact on our financial position and results for the full year. Because we commit to certain fixed costs in anticipation of expected sales during the holiday selling season, if our actual sales during that calendar quarter are lower than anticipated, our profitability and cash flows will be negatively impacted. In addition, our primary growing season occurs during the second and third calendar quarters. Because we must commit to certain fixed costs before we know the results of a particular harvest, lower than expected harvest yields can also negatively impact our sales and profitability.

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

During the second quarter of fiscal 2011, we performed an interim evaluation of potential impairment related to certain of our indefinite lived intangible assets, our goodwill and long-lived assets. Our tests were calculated using management’s estimates of future cash flows to be generated from the respective assets or reporting units and a discount rate inherent within the Company’s cost of capital. The nature of these analyses requires significant judgment by management about future operating results, including revenues, gross margins, operating expenses and applicable discount and royalty rates. While management believes the assumptions used are appropriate based on future expectations for revenue, operating income growth, such assumptions have been developed in an uncertain environment in light of our recent unfavorable operating results and near term cash requirements. The carrying value of our goodwill at December 25, 2010 is $12,236, including $6,818 for Wolferman’s and $5,418 for Cushman’s. Other than goodwill, the carrying value of our trade names, trademarks and recipes for Harry and David, Wolferman’s and Cushman’s at December 25, 2010 is $22,472, $3,466 and $1,188, respectively. In our impairment tests of goodwill and intangibles during the second quarter of fiscal 2011, we assumed that revenues and EBITDA performance will recover and in future years will be similar to historical levels. If the Company had used different assumptions and estimates regarding future expectations and discount and royalty rates, the results of our impairment testing during the second quarter of fiscal 2011 might have been materially different. In addition, if our near term actions to address our recent unfavorable operating results are not as successful as we expect or we are unable to fund our operations, our goodwill and intangibles may become impaired in during the remainder of fiscal 2011 or in future periods. The recognition of impairment of all or a significant portion of our goodwill and intangibles would negatively affect the Company’s reported results of operations and total capitalization, the effect of which could be material.

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

Interest Rate Risk

Interest on our floating rate Senior Notes and on our borrowings under the revolving credit facility accrues at variable rates based on factors such as LIBOR and the federal funds overnight rate. Assuming we were to borrow the entire $105 million under our revolving credit facility, were it available, together with the principal amount due for our floating rate Senior Notes as of December 25, 2010, a 1.0% change in the interest rate on our variable rate debt would result in a $1,632 corresponding effect on our interest expense on an annual basis.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 25, 2010. Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 25, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 26, 2010.

We are unable to borrow under our revolving credit facility. We will not be able to finance continuing operations without securing new capital and restructuring our debt obligations. Our difficulties may be exacerbated by problems resulting from our liquidity issues.

As a result of our operating performance in the second quarter of fiscal 2011, we do not satisfy the financial covenants under our revolving credit facility and, as a result, we are not able to borrow under the facility unless it is amended or the covenant non-compliance is waived. There is no assurance we will be able to successfully amend our credit facility or obtain a waiver from the covenant non-compliance. In order for us to satisfy our obligations, including our payment obligation under the Senior Notes, and to continue to operate, we will need to restructure our debt obligations and will need to obtain adequate financing on reasonable terms. If we are unsuccessful in this endeavor, we will not be able to continue as a going concern.

Difficulties arising from our stressed financial position may further exacerbate our problems. In an effort to manage our liquidity relative to our anticipated needs, we are seeking to adjust prices and payment terms with our third party providers. In some cases, payment obligations to third party providers have became delinquent. In the event that we are unable to negotiate an acceptable resolution with these providers, we expect that legal proceedings may be commenced against us, and the outcome of these proceedings could have a material and adverse effect on the Company. There can be no assurance that our third party providers will otherwise continue to do business with us as they previously have in the ordinary course. In the event that we need to find replacement third party providers, we may not be able to find suitable replacements providing services to us on comparable terms which may further adversely impact our operations.

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

Date: February 8, 2011